Form 10-K
period 1993-12-31
ROUSE COMPANY
filed 1994-03-31
CIK 85388

- --------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1993
                                       OR
[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No 0-1743

                               THE ROUSE COMPANY
            (Exact name of registrant as specified in its charter)

                    Maryland                              52-0735512
         -------------------------------              -------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

            10275 Little Patuxent Parkway
                  Columbia, Maryland                          21044-3456
       ----------------------------------------               ----------
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (410) 992-6000
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
  Title of each class                             on which registered
  -------------------                            ---------------------

         NONE                                            NONE

 Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value 1c per share)
                     -------------------------------------
                               (Title of Class)

         Series A Convertible Preferred Stock (par value 1c per share)
         -------------------------------------------------------------
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x      No
                                              -----       -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of his Form 10-K or any amendment to this Form 10-K. __

  As of March 11, 1994, there were outstanding 47,562,449 shares of the registrant's common stock, par value 1c, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was
                                 ----------------------------------------
approximately $832,853,088.

                      Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1993 are incorporated by reference into Parts I, II and IV.

Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before
 April 5, 1994 is incorporated by reference into Part III.
- --------------------------------------------------------------------------------

                                    PART I
                                    ------

Item 1.  Business.

Item 1(a).  General Development of Business.

  The Rouse Company (the "Company") was incorporated as a business corporation under the laws of the State of Maryland in 1956. Its principal offices are located at The Rouse Company Building, Columbia, Maryland 21044. Its telephone number is (410) 992-6000. The Company, through its subsidiaries and affiliates, is engaged in (i) the ownership, management, acquisition and development of income-producing and other real estate in the United States, including retail centers, office buildings, mixed-use projects, community retail centers and three hotels, and the management of one retail center in Canada, and (ii) the development and sale of land to builders and other developers, primarily around Columbia, Maryland, for residential, commercial and industrial uses.


Item 1(b).  Financial Information About Industry Segments.

  Information required by Item 1(b) is incorporated herein by reference to note 11 of the notes to consolidated financial statements included in the 1993 Annual Report to Shareholders.

  As noted in Item 1(a), the Company is a real estate company engaged in most aspects of the real estate industry, including the management, acquisition and development of income-producing and other properties, both retail and commercial, community development and management, and land sales. These business segments are further described below.

Item 1(c).  Narrative Description of Business.

  Operating Properties:
  --------------------

  As set forth in Item 2, at December 31, 1993, the 70 regional retail centers owned, in whole or in part, or operated by subsidiaries or affiliates of the Company, aggregated 22,213,000 square feet of leasable space, including 982,000 square feet leased to department stores and 669,000 square feet of office space. The activities involved in operating and managing retail centers include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market and consumer research, developing and implementing short- and long-term merchandising and leasing programs, assisting tenants in the presentation of their merchandise and the layout of their stores and storefronts, and maintaining the buildings and common areas.

  In conjunction with other partners or investors, the Company has a program of acquiring completed retail centers, with the Company having management responsibility and earning incentive fees including, in some instances, equity interests in the centers. The Company also has a program of providing management services for centers developed and owned by others under management agreements that also provide for incentive fees and, in some instances, equity interests in the centers. As of December 31, 1993, the Company managed 21 such centers, which are included in the figures in the preceding paragraph and aggregated 7,032,000 square feet of leasable space.

  In addition to Columbia Mall, which is included in the figures in the second preceding paragraph, The Howard Research And Development Corporation ("HRD") and its subsidiaries own and/or manage 17 office and industrial buildings and retail centers with 3,080,000 square feet of leasable office space, 8 village centers with 824,000 square feet of leasable retail space and other properties and additional commercial space, including the 289-room Columbia Inn in Columbia, Maryland.

  Other subsidiaries of the Company own, in whole or in part, and operate 11 office buildings with a total of 2,673,000 square feet of leasable space and the 148-room Cross Keys Inn located at The Village of Cross Keys in Baltimore, Maryland. The Company also has a 5% interest in Rouse-Teachers Properties, Inc., which owns 81 office/industrial buildings with 5,727,000 square feet of space and 454 acres of land. A wholly owned affiliate of the Company is responsible for the operation, management and development of all buildings and land owned by Rouse-Teachers Properties, Inc.

  Development:
  -----------

  The Company renovates and expands existing retail centers and develops suburban and downtown retail centers and mixed-use projects, primarily for ownership. In addition, the Company is capable of serving as the master developer for certain mixed-use projects, with the Company generally owning at least the retail component of such projects. The activities involved in the development, renovation and expansion of retail centers and mixed-use projects include: initial market and consumer research, evaluating and acquiring land sites, obtaining necessary public approvals, engaging architectural and engineering firms to design the project, estimating development costs, developing and testing pro forma operating statements, selecting a general contractor, arranging construction and permanent financing, identifying and obtaining department stores and other tenants, negotiating lease terms, negotiating partnership and joint venture agreements and promoting new, renovated or expanded retail centers and mixed-use projects.

  The Company also develops retail centers for others, with the Company earning incentive fees and, in some instances, equity interests in the centers.

  The Company and certain subsidiaries or affiliates are in the construction or development stage of announced projects, primarily expansions of existing centers, that will add 283,000 square feet of leasable space.

  Land Sales:
  ----------

  HRD is the developing entity of Columbia, Maryland, which is located in the Baltimore-Washington corridor. HRD owns approximately 2,097 saleable acres of land in and around Columbia, and, through its subsidiaries and affiliates, develops and sells this land to builders and other developers for residential, commercial and industrial uses. The Company, through its subsidiaries and affiliates, also is presently involved in community development and related land sales elsewhere in Maryland and is developing and selling a parcel of land in California.

  In all aspects of the Company's business pertaining to the ownership, management, acquisition or development of income-producing and other real estate, the Company operates in highly competitive markets. With respect to the leasing and operation or management of developed properties, each project faces market competition from existing and future developments in its geographical market area. The Company competes with developers and other buyers with respect to the acquisition of development sites or centers and for financing opportunities in the money markets. The Company also faces competition in and around Columbia, Maryland with respect to the development and sale of land for residential, commercial and industrial uses.

  Neither the Company's business, taken as a whole, nor any of its industry segments, is seasonal in nature.

  Federal, state and local statutes and regulations relating to the protection of the environment have previously had no material effect on the Company's business. Future development opportunities of the Company may involve additional capital and other expenditures in order to comply with such statutes and regulations. It is impossible at this time to predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on the Company's operations. Compliance with such laws has had no material adverse effect on the earnings or competitive position of the Company in the past; the Company anticipates that they will have no material adverse effect on its future earnings or its competitive position in the industry.

  None of the Company's industry segments depends upon a single customer or a few customers, the loss of which would have a materially adverse effect on the segment. No customer accounts for 10 percent or more of the consolidated revenues of the Company.

  The Company and its subsidiaries had 5,085 full- and part- time employees at December 31, 1993.

Item 2.  Properties.

  The Company leases its headquarters building (approximately 127,000 square feet) in Columbia, Maryland for an initial term of 30 years which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

  Information respecting the Company's operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table on pages 56 through 60 of the Annual Report to Shareholders for 1993 that is an Exhibit to this Form 10-K. The ownership of virtually all properties is subject to mortgage financing. The table of projects includes retail centers managed by the Company for a fee as identified in notes (c) and (d) to the table. Excluding such managed centers, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of the leases are exercised. The properties subject to such leases in whole or in part are as follows:


                                                                           Year of
                                          Nature of                      expiration
            Property                      interest                        of lease
            --------                      --------                        --------
  Arizona Center                       Leasehold                            Various dates
                                                                            from 2017 to 2050

  Augusta Mall                         Leasehold by joint venture           2068

  Bayside Marketplace                  Leasehold by joint venture           2062

  Columbia Mall, Inc. -
    American City Building             Leasehold and fee                    2000

  Columbia Mall, Inc. -
    Columbia Cinema                    Leasehold and fee                    2003

  Columbia Mall, Inc. -
    Exhibit Building                   Leasehold and fee                    2012

  Columbia Mall, Inc. -
    Oakland Building                   Leasehold                            2064

  Echelon Mall                         Leasehold                            2008

  Faneuil Hall Marketplace             Leasehold                            2074

  First National Bank Plaza            Leasehold                            2013


                                                                           Year of
                                          Nature of                      expiration
            Property                      interest                        of lease
            --------                      --------                        --------
Franklin Park                          Leasehold and fee by
                                       joint venture                        2024

The Gallery at Market East             Leasehold                            2082

Governor's Square                      Leasehold by joint venture           2054

Greengate Mall                         Leasehold                            2070

Harborplace                            Leasehold                            2054

Harundale Mall                         Leasehold and fee owned
                                       jointly with others                  2059

Highland Mall                          Leasehold and fee by
                                       joint venture                        2070

The Jacksonville Landing               Leasehold                            2057

Mall St. Matthews                      Leasehold                            2053

Midtown Square                         Leasehold                            2055

Pioneer Place                          Leasehold                            2076

Plymouth Meeting                       Leasehold and fee                    2063

Riverwalk                              Leasehold by joint venture           2076

St. Louis Union Station                Leasehold                            2060

South Street Seaport                   Leasehold                            2031

Tampa Bay Center                       Leasehold and fee                    2047

Westlake Center                        Leasehold by joint venture           2043

Woodbridge Center                      Leasehold                            2020

Item 3.  Legal Proceedings.

On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"),a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates - Rouse-New Orleans, Inc. and New Orleans Riverwalk Limited Partnership - and Connecticut General Life Insurance Company, which is a general partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk by (i) failing to prevent the leased premises from flooding, (ii) refusing to permit entertainment on the leased premises, (iii) interfering with the operation of air conditioning equipment on the leased premises and (iv) failing to provide adequate security. Plaintiff claims that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. All Defendants filed answers denying the claims of Plaintiff and asserting other defenses. NORA also asserted a counterclaim against Plaintiff and its guarantors, Robert Guastella and Charles Kovacs, for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest and attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. Following entry of judgment, Defendants filed with the trial court Motions for Judgment Notwithstanding the Verdict, Remittitur and/or New Trial. These motions seek, in the alternative, (i) the dismissal of all claims of Plaintiff against Defendants, (ii) a significant reduction of the award to Plaintiff, including elimination of the entire award for lost future profits or (iii) a new trial. The hearing on the post-trial motions was held on February 28, 1994, and the matter is under consideration by the trial court. To the extent that these post-trial motions are not successful, Defendants intend to vigorously pursue their rights of appeal.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

Directors and Executive Officers.


The executive officers of the Company as of March 31, 1994 are:

                              Present office and      Date of election     Business or professional
                              position with the       or appointment to   experience during the past
Executive Officer     Age          Company            present office              five years
- --------------------  ---  ------------------------   -----------------   --------------------------
Bruce D. Alexander     50  Senior Vice-President          11/16/78        Senior Vice-President and
                           and Director of New             8/17/93        Director of New Business of
                           Business                                       the Company; formerly Senior
                                                                          Vice-President and Director of
                                                                          the Commercial Development
                                                                          Division of the Company


Anthony W. Deering     49  President and Chief             2/25/93        President and Chief Operating
                           Operating Officer                              Officer of the Company;
                                                                          formerly Executive Vice
                                                                          President - Finance and
                                                                          Administration and Chief
                                                                          Financial Officer of the
                                                                          Company, and Senior Vice-
                                                                          President and Chief Financial
                                                                          Officer of the Company

Mathias J. DeVito      63  Chairman of the Board           5/24/84        Chairman of the Board and
                           and Chief Executive             5/23/79        Chief Executive Officer of the
                           Officer                                        Company; formerly Chairman of
                                                                          the Board, President and Chief
                                                                          Executive Officer of the
                                                                          Company, and Chairman of the
                                                                          Board and Chief Executive
                                                                          Officer of the Company


Jeffrey H. Donahue     47  Senior Vice-President,          9/23/93        Senior Vice-President and
                           Chief Financial Officer         9/23/93        Chief Financial Officer of the
                           and Director of the             8/17/93        Company and Director of the
                           Finance Division                               Finance Division; formerly
                                                                          Vice-President and Treasurer
                                                                          of the Company

                              Present office and      Date of election     Business or professional
                              position with the       or appointment to   experience during the past
Executive Officer     Age          Company            present office              five years
- --------------------  ---  ------------------------   -----------------   --------------------------
Duke S. Kassolis       42  Senior Vice-President           9/23/93        Senior Vice-President and
                           and Director of Office          8/17/93        Director of Office and Mixed-
                           and Mixed-Use Operations                       Use Operations of the Company;
                                                                          formerly Vice-President and
                                                                          Director of Office and
                                                                          Commercial Properties of the
                                                                          Company

Paul I. Latta, Jr.     50  Senior Vice-President           9/23/93        Senior Vice-President and
                           and Director of Retail          8/17/93        Director of Retail Operations,
                           Operations                                     of the Company; formerly Vice-
                                                                          President and Associate
                                                                          Division Director, Operating
                                                                          Properties Division of the
                                                                          Company

Richard G. McCauley    53  Senior Vice-President,          1/22/75        Senior Vice-President, General
                           General Counsel and             12/1/71        Counsel and Secretary of the
                           Secretary                       4/24/75        Company


Douglas A. McGregor    51  Executive Vice-President        11/5/90        Executive Vice-President for
                           for Development and             8/17/93        Development and Operations of
                           Operations                                     the Company; formerly
                                                                          Executive Vice-President -
                                                                          Development and Director of
                                                                          the Office and Community
                                                                          Development Division

Robert Minutoli        43  Senior Vice-President           9/23/93        Senior Vice-President and
                           and Director of                 8/17/93        Director of Acquisitions of
                           Acquisitions                                   the Company; formerly Vice-
                                                                          President for Development of
                                                                          the Company

Robert D. Riedy        48  Senior Vice-President           9/23/93        Senior Vice-President and
                           and Director of Retail          8/17/93        Director of Retail Leasing of
                           Leasing                                        the Company; formerly Vice-
                                                                          President for Development of
                                                                          the Company

                              Present office and      Date of election     Business or professional
                              position with the       or appointment to   experience during the past
Executive Officer     Age          Company            present office              five years
- --------------------  ---  ------------------------   -----------------   --------------------------
Alton J. Scavo        47   Senior Vice-President,          9/23/93        Senior Vice-President,
                           Director of the                 8/17/93        Director of the Community
                           Community Development                          Development Division of the
                           Division and General                           Company and General Manager of
                           Manager of Columbia                            Columbia; formerly Vice-
                                                                          President and Associate
                                                                          Director of the Community
                                                                          Development Division of the
                                                                          Company

Jerome D. Smalley     44   Senior Vice-President           9/23/93        Senior Vice-President and
                           and Director of the             8/17/93        Director of the Commercial and
                           Commercial and Office                          Office Development Division of
                           Development Division                           the Company; formerly Vice-
                                                                          President for Development

Larry M. Wolf         58   Senior Vice-President          11/16/78        Senior Vice-President and
                           and Director of                 8/17/93        Director of Merchandising of
                           Merchandising                                  the Company; formerly Senior
                                                                          Vice-President and Director of
                                                                          Retail Leasing of the Company

George L. Yungmann    51   Senior Vice-President,          9/23/93        Senior Vice-President and
                           Controller and                  7/26/72        Controller of the Company and
                           Director of the                 8/17/93        Director of the Controller's
                           Controller's Division                          Division; formerly Vice-
                                                                          President and Controller

The term of office of each officer is until election of a successor or otherwise at the pleasure of the Board of Directors.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

None of the above-listed officers has any family relationship with any director or other executive officer.

                                    Part II
                                    -------


Item 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters.

  Information required by Item 5 is incorporated herein by reference to page 51 of the 1993 Annual Report to Shareholders.

Item 6. Selected Financial Data.

  Information required by Item 6 is incorporated herein by reference to page 51 of the 1993 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

  Information required by Item 7 is incorporated herein by reference to pages 45 through 50 of the 1993 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

  Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-2.

  Supplementary data required by Item 8 are incorporated herein by reference to page 51 of the 1993 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   Part III
                                   --------

  The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part
    I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before April 5, 1994.








                                     III-1

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)  1 and 2.  Financial Statements and Schedules:

         Reference is made to the Index to Financial Statements and Schedules on page IV-2.

       3.  Exhibits:  Reference is made to the Exhibit Index.

  (b)  Reports on Form 8-K:

         None.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

                                                                     Page
                                                                     ----

  Independent Auditors' Report                                       IV-3

  Report of Independent Real Estate Consultants included on page 21 of the 1993 Annual Report to Shareholders incorporated herein by reference

  Financial Statements:
    The Rouse Company and Subsidiaries included on pages 22 through 44 of the 1993 Annual Report to Shareholders, incorporated herein by reference:
       Consolidated Cost Basis and Current Value Basis
         Balance Sheets at December 31, 1993 and 1992
       Consolidated Cost Basis Statements of Operations for
         the Years Ended December 31, 1993, 1992 and 1991
       Consolidated Cost Basis Statements of Shareholders'
         Equity for the Years Ended December 31, 1993,
         1992 and 1991
       Consolidated Cost Basis Statements of Cash Flows for
         the Years Ended December 31, 1993, 1992 and 1991
       Consolidated Current Value Basis Statements of Changes
         in Revaluation Equity for the Years Ended December 31, 1993, 1992 and 1991
       Notes to Consolidated Financial Statements

  Schedules:

    The Rouse Company and Subsidiaries as of December 31, 1993 or for the years ended December 31, 1993, 1992 and 1991:

    Schedule II        Amounts Receivable from Related Parties
                         and Underwriters, Promoters and
                         Employees Other Than Related Parties        IV-4

    Schedule VIII      Valuation and Qualifying Accounts             IV-14


    Schedule IX        Short-Term Borrowings                         IV-15

    Schedule X         Supplementary Income Statement Information    IV-16


    Schedule XI        Real Estate and Accumulated Depreciation      IV-17

    All other schedules have been omitted as not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Shareholders
The Rouse Company:

We have audited the consolidated cost basis financial statements and the related financial statement schedules of The Rouse Company and subsidiaries as listed in the accompanying index. We have also audited the supplemental consolidated current value basis financial statements listed in the index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated cost basis financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated cost basis financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 2 and 12 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1991 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

As more fully described in note 1 to the consolidated financial statements, the supplemental consolidated current value basis financial statements referred to above have been prepared by management to present relevant financial information about The Rouse Company and its subsidiaries which is not provided by the cost basis financial statements and are not intended to be a presentation in conformity with generally accepted accounting principles. In addition, as more fully described in note 1, the supplemental consolidated current value basis financial statements do not purport to present the net realizable, liquidation or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of properties may vary from the current values presented.

In our opinion, the supplemental consolidated current value basis financial statements referred to above present fairly, in all material respects, the information set forth therein on the basis of accounting described in note 1 to the consolidated financial statements.

                                                   KPMG PEAT MARWICK

Baltimore, Maryland
February 23, 1994

                                                                     Schedule II
                                                                     -----------

                       THE ROUSE COMPANY AND SUBSIDIARIES

    Amounts Receivable from Related Parties and Underwriters, Promoters and
                     Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                     ----

                                                                                                     Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1993:
                        ----
  Officers:

Anthony W. Deering, President
      and Chief Operating Officer                $  200      $  628       $    -        $   50    $  176        $  602

Jeffrey H. Donahue, Senior Vice
      President and Chief Financial
      Officer                                         -          93            -             -         -            93

Duke S. Kassolis, Senior Vice President
      and Director, Office and Mixed-Use
      Operations                                     36         138            -             8        12           154

Paul I. Latta, Jr., Senior Vice President
      and Director, Retail Operations                 -          93            -             -         -            93

Douglas A. McGregor, Executive Vice
      President, Development and
      Operations                                    200           -            -            50        50           100

John G. McLauglin, Vice President and
      Group Director                                 39          20            -             9        13            37

Robert Minutoli, Senior Vice President
      and Director, Acquisition/Management          119         196            -            34        40           241

Robert D. Riedy, Senior Vice President
      and Director, Retail Leasing                   18         133            -             5        13           133

                                                 ======      ======       ======        ======    ======        ======

                                                                     (continued)

                                                         -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

    Amounts Receivable from Related Parties and Underwriters, Promoters and
                     Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                     ----

                                                                                                     Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1993:
                        ----
  Officers:

Alton J. Scavo, Senior Vice President
      and Director, Community Development             -         122            -             -         -           122
      and General Manager of Columbia

Jerome D. Smalley, Senior Vice President
      and Director, Commercial and Office
      Development                                   117          48            -            35        39            91

George L. Yungmann, Senior Vice
      President and Controller                        -         119            -             -         -           119

  Officer loans less than $100,000                   97          51            -            20        32            96
                                                 ------      ------       ------        ------    ------        ------

                                                 $  826      $1,641       $    -        $  211    $  375        $1,881
                                                 ======      ======       ======        ======    ======        ======

Note:
  Reference is made to Note 15 to the Consolidated Financial Statements for additional information concerning these balances.

                                                         -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

    Amounts Receivable from Related Parties and Underwriters, Promoters and
                     Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                     ----

                                                                                                     Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1992:
                        ----
  Officers:

  Mathias J. DeVito, Chairman of the Board
    and Chief Executive Officer                  $  170      $    -       $    -        $  170    $    -        $    -

  Bruce D. Alexander, Senior Vice President,
    Development                                      68           -            -            68         -             -

  R. Bruce Armiger, Vice President
    and Director, Construction and
    Engineering                                      22           -            -            22         -             -

  Laurin B. Askew, Jr., Vice President
    and Director, Design                             12           -            -            12         -             -

  R. Harwood Beville, Executive Vice
    President, Operations                            80           -            -            80         -             -

  David C. Creighton, Vice President
    and Group Director                               11           -            -            11         -             -

  Anthony W. Deering, President
    and Chief Operating Officer                     318           -            -           118        50           150

  Jeffrey H. Donahue, Vice President and
    Treasurer                                        24           -            -            24         -             -

                                                 ======      ======       ======        ======    ======        ======

                                                                     (continued)

                                                         -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

    Amounts Receivable from Related Parties and Underwriters, Promoters and
                     Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                     ----

                                                                                                     Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1992:
                        ----
  Officers:

  Richard R. Goldberg, Vice President,
    Associate General Counsel and
      Division Counsel                               12           -            -            12         -             -

  Duke S. Kassolis, Vice President and
    Director, Office and Commercial
    Properties                                       29          18            -            11         8            28

  W. Wallace Lanahan, III, Vice President
    and Senior Leasing Manager                       13           -            -            13         -             -

  James D. Lano, Vice President, Associate
    General Counsel and Division Counsel             12           -            -            12         -             -

  Paul I. Latta, Jr., Vice President,
    Eastern Region and Associate
    Division Director                                23           -            -            23         -             -

  John S. Mastin, Vice President and
    Assistant Director, Retail Leasing               23           -            -            23         -             -

  Richard G. McCauley, Senior Vice
    President, General Counsel and
    Secretary                                        68           -            -            68         -             -

  Douglas A. McGregor, Executive
    Vice President, Development                     318           -            -           118        50           150

                                                 ======      ======       ======        ======    ======        ======

                                                                     (continued)

                                                         -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

    Amounts Receivable from Related Parties and Underwriters, Promoters and
                     Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                     ----

                                                                                                     Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1992:
                        ----
  Officers:

  John G. McLaughlin, Vice President
    and Group Director                               25          19            -             5         9            30

  Robert Minutoli, Vice President,
    Development                                     132          27            -            40        34            85

  Perry C. Page, Vice President                      26           -            -            26         -             -

  Robert D. Riedy, Vice President                    23           -            -             5         5            13

  Alton J. Scavo, Vice President and
    Associate Director                               11           -            -            11         -             -

  Jerome D. Smalley, Vice President,
    Development                                     132          25            -            40        33            84

  John W. Steele, III, Vice President,
    Associate General Counsel and
    Division Counsel                                 12           -            -            12         -             -

  John J. Szymanski, Vice President and
    Director, Taxes and Tax Legislation              12           -            -            12         -             -

  R. Edwards Taylor, Vice President and
    Assistant Director, Retail Leasing               23           -            -            23         -             -
                                                 ======      ======       ======        ======    ======        ======


                                                                     (continued)

                                                         -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

   Amounts Receivable from Related Parties and Underwriters, Promoters and
                    Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                      ---

                                                                                                    Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1992:
                        ----
  Officers:

  Ronald C. Wickwire, Vice President,
    Western Region and Associate
    Division Director                                12           -            -            12         -             -

  Larry M. Wolf, Senior Vice President
    and Director, Retail Leasing                     68           -            -            68         -             -

  Officer loans less than $100,000                  101          45            -            49        22            75
                                                 ------      ------       ------        ------    ------        ------
                                                 $1,780      $  134       $    -        $1,088    $  211        $  615
                                                 ======      ======       ======        ======    ======        ======

Note:

Reference is made to Note 15 to the Consolidated Financial Statements for additional information concerning these balances.

                                                         -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

   Amounts Receivable from Related Parties and Underwriters, Promoters and
                    Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                     ----

                                                                                                     Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1991:
                        ----
  Officers:

  Mathias J. DeVito, Chairman of the Board,
   President and Chief Executive Officer         $  440      $    -        $   -        $  270    $  170        $    -

  Bruce D. Alexander, Senior Vice President,
    Development                                     186           -            -           118        68             -

  R. Bruce Armiger, Vice President and
    Director, Construction and Engineering           45           -            -            23        22             -

  Laurin B. Askew, Jr., Vice President and
    Director, Design                                 23           -            -            11        12             -

  R. Harwood Beville, Executive Vice
    President, Operations                           223           -            -           143        80             -

  David C. Creighton, Vice President and
    Group Director                                   35           -            -            24        11             -

  Anthony W. Deering, Executive Vice
    President, Finance and Administration
    and Chief Financial Officer                     436           -            -           118       118           200

  Jeffrey H. Donahue, Vice President and
    Treasurer                                        47           -            -            23        24             -

  Frederick O. Evans, Jr., Former Vice
    President, Western Region and
    Associate Division Director                      23           -           12            11         -             -
                                                 ======      ======       ======        ======    ======        ======

                                                                     (continued)

                                                         -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

    Amounts Receivable from Related Parties and Underwriters, Promoters and
                     Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                     ----

                                                                                                     Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1991:
                        ----
  Officers:

  Richard R. Goldberg, Vice President,
    Associate General Counsel and
    Division Counsel                                 23           -            -            11        12             -

  W. Wallace Lanahan, III, Vice President
    and Senior Leasing Manager                       36           -            -            23        13             -

  James D. Lano, Vice President, Associate
    General Counsel and Division Counsel             23           -            -            11        12             -

  Paul I. Latta, Jr., Vice President Eastern
    Region and Associate Division Director           46           -            -            23        23             -

  John S. Mastin, Vice President and
    Assistant Director, Retail Leasing               59           -            -            36        23             -

  Richard G. McCauley, Senior Vice
    President, General Counsel and Secretary        186           -            -           118        68             -

  Douglas A. McGregor, Executive Vice
    President, Development                          436           -            -           118       118           200

  Robert Minutoli, Vice President,
    Development                                     134          32            -            34        40            92

  Perry C. Page, Vice President                      52           -            -            26        26             -

  Robert D. Riedy, Vice President                     -          23            -             -         5            18
                                                 ======      ======       ======        ======    ======        ======

                                                                     (continued)

                                                         -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

   Amounts Receivable from Related Parties and Underwriters, Promoters and
                    Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                     ----

                                                                                                    Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1991:
                        ----
  Officers:

  Alton J. Scavo, Vice President and
    Associate Director                               35           -            -            24        11             -

  Jerome D. Smalley, Vice President
    Development                                     134          32            -            34        40            92

  John W. Steele, III, Vice President,
    Associate General Counsel and Division
    Counsel                                          23           -            -            11        12             -

  John J. Szymanski, Vice President and
    Director, Taxes and Tax Legislation              23           -            -            11        12             -

  R. Edwards Taylor, Vice President and
    Assistant Director, Retail Leasing               58           -            -            35        23             -

  Ronald C. Wickwire, Vice President
    Western Region and Associate Division
    Director                                         23           -            -            11        12             -

  Larry M. Wolf, Senior Vice President
    and Director, Retail Leasing                    186           -            -           118        68             -

  George L. Yungmann, Vice President and
    Controller                                       19           -            -            19         -             -

                                                 ======      ======       ======        ======    ======        ======

                                                                     (continued)

                                                         -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

   Amounts Receivable from Related Parties and Underwriters, Promoters and
                    Employees Other than Related Parties

                 Years ended December 31, 1993, 1992, and 1991
                                     ----

                                                                                                    Balance at end
                                                                             Deductions                 of year
                                                                       -----------------------   ---------------------
                                             Balance at
                                            beginning of                Amounts      Amounts
    Name of debtor                              year       Additions   collected   written off   Current   Not current
    --------------                          ------------   ---------   ---------   -----------   -------   -----------
                                                                           (in thousands)
Year ended December 31, 1991:
                        ----
  Officers:

  Officer loans less than $100,000                  100         111            -            56        65            90
                                                 ------      ------       ------        ------    ------        ------
                                                 $3,054      $  198       $   12        $1,460    $1,088        $  692
                                                 ======      ======       ======        ======    ======        ======



Note:

Reference is made to Note 15 to the Consolidated Financial Statements for additional information concerning these balances.

                                                                  Schedule VIII
                                                                  -------------
                      THE ROUSE COMPANY AND SUBSIDIARIES

                      Valuation and Qualifying Accounts
                 Years ended December 31, 1993, 1992 and 1991
                                     ----

                                                               Additions
                                                       ------------------------
                                          Balance at   Charged to    Charged to                     Balance at
                                          beginning    costs and       other                          end of
          Descriptions                     of year      expenses      accounts     Deductions          year
          ------------                    ----------   ----------    ----------    ----------       ----------
                                                                 (in thousands)
Year ended December 31, 1993:
  Allowance for doubtful receivables       $23,129       $ 4,741      $   -         $ 3,834 /(1)/    $24,036
                                           =======       =======      =======       =======          =======

  Pre-construction reserve                 $11,127       $ 2,900      $   -         $ 1,205 /(2)/    $12,822
                                           =======       =======      =======       =======          =======

Year ended December 31, 1992:
  Allowance for doubtful receivables       $18,514       $ 6,297      $   -         $ 1,682 /(1)/    $23,129
                                           =======       =======      =======       =======          =======

  Pre-construction reserve                 $ 7,844       $ 3,050      $   350 /(4)/ $   117 /(2)/    $11,127
                                           =======       =======      =======       =======          =======

Year ended December 31, 1991:
  Allowance for doubtful receivables       $21,363       $ 7,345      $   -         $10,194 /(1)/    $18,514
                                           =======       =======      =======       =======          =======

  Pre-construction reserve                 $12,551       $ 3,983      $   -         $ 8,690 /(3)/    $ 7,844
                                           =======       =======      =======       =======          =======

Notes:

(1)  Balances written off as uncollectible.

(2)  Costs of unsuccessful projects written off.

(3) Costs of unsuccessful projects written off of $6,679 and transfers to property held for development and sale of $2,011.

(4) Reclassification of pre-construction reserve related to a project in which the Company has an equity investment.

                                                                     Schedule IX
                                                                     -----------


                       THE ROUSE COMPANY AND SUBSIDIARIES
                             Short-Term Borrowings

                  Years ended December 31, 1993, 1992 and 1991
                                       ---

                                   Balance at      Weighted       Maximum amount   Average amount    Weighted average
Category of aggregate                end of         average        outstanding       outstanding      interest rate
short-term borrowings                 year       interest rate   during the year   during the year   during the year
- ---------------------              ----------    -------------   ---------------   ---------------   ----------------
                                 (in thousands)                   (in thousands)       (note 2)          (note 2)

Year ended December 31, 1993
  Unsecured bank loans (note 1)     $    --          0.00%           $77,655            $ 5,915            4.25%
                                    =======          =====           =======            =======            =====

Year ended December 31, 1992:
  Unsecured bank loans              $75,071          5.08%           $80,000            $71,409            4.25%
                                    =======          =====           =======            =======            =====

Year ended December 31, 1991:
  Unsecured bank loans              $38,144          5.39%           $68,344            $55,089            6.36%
                                    =======          =====           =======            =======            =====

Notes:

(1) The unsecured bank loans consist of two revolving lines of credit which provide for maximum borrowings of $20,000,000 and $60,000,000, respectively. Under the terms of the loan agreement relating to the $20,000,000 line of credit, advances supported by compensating balances bear interest at 2% for 1993 and 1% for 1992 and 1991 and the remaining outstanding balance bears interest at a variable rate based on specific market indices. This credit facility expired in January 1994.

    Under the terms of the loan agreement relating to the $60,000,000 facility, advances bear interest at a variable rate based on specific market indices. This credit facility expired during 1993.

(2) The average amount outstanding and the weighted average interest rate during the year were computed based on the average daily outstanding balances.

(3) Reference is made to note 10 to the consolidated financial statements for information relating to lines of credit available at December 31, 1993.

                                                                      Schedule X
                                                                      ----------

                       THE ROUSE COMPANY AND SUBSIDIARIES

                  Supplementary Income Statement Information
                 Years ended December 31, 1993, 1992 and 1991
                                      ---

                                                                     Charged to
                                                                costs and expenses
                                                       ---------------------------------
                                                                  (in thousands)

   Item                                                  1993         1992         1991
   ----                                                  ----         ----         ----
Maintenance and repairs                                $50,223      $48,030      $44,217

Depreciation of property and equipment                  55,508       51,834       49,520

Amortization of deferred costs of projects:
  Leasehold acquisition costs                              467          544          632
  Long-term debt expenses                                2,801        3,571        3,173
  Pre-operating expenses                                 1,957        2,465        2,864
  Deferred leasing costs                                 6,582        6,680        6,502
  Management contract acquisition costs                  2,885        3,069        3,044


Taxes, other than payroll and income taxes:
     Franchise and other                                 1,111          881          957
     Property                                           46,649       43,000       41,327

Advertising costs                                        6,998        7,125        7,601


There were no royalties paid during any of the three years presented.

                                                                     Schedule XI
                                                                     -----------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1993

                                                                   Cost capitalized
                                             Initial cost to        subsequent to         Gross amount at which carried
                                                 Company             acquisition               at December 31, 1993
                                             ----------------   ---------------------   ---------------------------------

                                                                                                 Buildings
                                                    Buildings                                       and
                                  Encum-               and                   Carrying             Improve-
                                 brances             Improve-    Improve-     costs                ments
Description                     (note 4)     Land     ments       ments      (note 2)   Land      (note 3)     Total
- -----------                     --------     ----   ---------   --------     --------   ----     ---------     -----
                                                             (in thousands)
Operating Properties:


South Street Seaport
  Retail Center
  New York, New York          $   89,500  $     -      $ -     $  142,010   $ -      $     -    $  142,010  $  142,010


Other operating properties
  and related investments,
  each less than 5% of total   1,793,933   155,580       -      2,523,713     -       155,580    2,523,713   2,679,293
                              ----------  --------     ----    ----------   -----    --------   ----------  ----------
Total operating
  properties                   1,883,433   155,580       -      2,665,723     -       155,580    2,665,723   2,821,303
                              ----------  --------     ----    ----------   -----    --------   ----------  ----------

                                                                     Life on
                                                                       which
                                Accumu-                               depre-
                                 lated                               ciation
                                 depre-     Date of                 in latest
                                ciation     comple-                  income
                                  and       tion of                  state-
                                amorti-    construc-      Date      ment is
Description                      zation      tion       acquired    computed
- -----------                     -------    ---------    --------    ---------
Operating Properties:


South Street Seaport
  Retail Center
  New York, New York            $ 17,794     7/83         N/A        Note 8


Other operating properties
  and related investments,
  each less than 5% of total     411,276   Various      Various      Note 8
                                --------
Total operating
  properties                     429,070
                                --------

                                                          ----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1993

                                                                     Cost capitalized
                                              Initial cost to          subsequent to             Gross amount at which carried
                                                 Company                acquisition                  at December 31, 1993
                                          ---------------------     --------------------   -----------------------------------

                                                                                                          Buildings
                                                     Buildings                                               and
                               Encum-                   and                     Carrying                  Improve-
                              brances                 Improve-     Improve-      costs                      ments
Description                   (note 4)       Land       ments        ments       (note 2)      Land       (note 3)      Total
- -----------                   --------       ----    ---------     --------     ---------      ----       ---------     -----
                                                                     (in thousands)
Properties in Development:

Construction and
  development in
  progress individually
  less than 5% of total          40,358     12,521           -       38,893         -        12,521        38,893        51,414

Pre-construction costs               -          -            -       18,473         -            -         18,473        18,473

Pre-construction reserve             -          -            -      (12,822)        -            -        (12,822)      (12,822)
                             ----------   --------   ----------    --------     ------      -------     ---------       -------
  Total Properties
    in Development               40,358     12,521           -       44,544         -        12,521        44,544        57,065
                             ----------   --------   ----------    --------     ------      -------     ---------       -------
Properties held for
  development and
  sale                               -     131,827           -          -           -       131,827            -        131,827
                             ----------   --------   ----------  ----------    -------     --------     ---------    ----------

  Total                      $1,923,791   $299,928   $       -   $2,710,267    $    -      $299,928    $2,710,267    $3,010,195
                             ==========   ========   ==========  ==========    =======     ========    ==========    ==========


                                                                             Life on
                                                                               which
                                  Accumu-                                     depre-
                                   lated                                     ciation
                                   depre-        Date of                    in latest
                                  ciation        comple-                      income
                                    and          tion of                      state-
                                  amorti-       construc-     Date            ment is
                                   zation          tion       acquired       computed
                                  -------       ---------    ---------      ----------
Description
- -----------

Properties in Development:

Construction and
  development in
  progress individually
  less than 5% of total               -            N/A           N/A              N/A

Pre-construction costs                -            N/A           N/A              N/A

Pre-construction reserve              -            N/A           N/A              N/A
                                --------
  Total Properties
    in Development                    -
                                --------
Properties held for
  development and
  sale                                -            N/A        Various             N/A
                                --------

  Total                         $429,070
                                ========

                                                          ----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1993

Notes:

(1) Reference is made to notes 2, 3, 4, 5, 6, 10, 13 and 16 to the consolidated financial statements. Land was generally acquired one to three years before completion of construction.

(2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3) Buildings and improvements include deferred costs of $122,762,000 at December 31, 1993.

(4) Encumbrances on office buildings are included in operating property encumbrances.

(5) The changes in total cost of properties for the years ended December 31, 1993, 1992 and 1991 are as follows (in thousands):



                                             1993         1992         1991
                                          ----------   ----------   ----------

     Balance at beginning of year         $2,827,379   $2,718,536   $2,616,476
     Additions, at cost                       88,973      107,305      127,552
     Cost of properties acquired             106,048       36,761       34,411
     Additions to properties held for
       development and sale                   21,388       19,793       18,724
     Cost of land sales                      (16,270)     (12,953)      (9,283)
     Retirements, sales and other
       dispositions                          (21,307)     (40,382)     (69,280)
     Additions to pre-construction
       reserve                                (2,900)      (3,050)      (3,983)
     Net increase in receivables under
       finance leases                          8,061           44        1,440
     Investments in unconsolidated real
       estate ventures, net                    4,255        1,325        2,479
     Provision for loss on investment in
       an operating property                  (5,432)           -            -
                                          ----------   ----------   ----------
     Balance at end of year               $3,010,195   $2,827,379   $2,718,536
                                          ==========   ==========   ==========

                                                                     (continued)

                                                          ----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1993


Notes, continued:

 (6) The changes in accumulated depreciation and amortization for the years ended December 31, 1992, 1991 and 1990 are as follows (in thousands):


                                               1993       1992       1991
                                             --------   --------   --------

 Balance at beginning of year                $375,903   $331,312   $287,365
 Depreciation and amortization charged to
  operations                                   70,200     68,163     65,283
 Retirements, sales and other, net            (17,033)   (23,572)   (21,336)
                                             --------   --------   --------
 Balance at end of year                      $429,070   $375,903   $331,312
                                             ========   ========   ========

 (7) The aggregate cost of properties for Federal income tax purposes is approximately $2,764,666,000 at December 31, 1993.

 (8) Reference is made to note 2(c) to the consolidated financial statements for information related to depreciation.

                                   SIGNATURES
                                   ----------


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Principal Executive Officers:



    /s/Mathias J. DeVito
  --------------------------------------
 Mathias J. DeVito                                  March 31, 1994
 Chairman of the Board and Chief
  Executive Officer



    /s/Anthony W. Deering
  -------------------------------------
 Anthony W. Deering                                 March 31, 1994
 President and Chief Operating Officer


 Principal Financial Officer:



    /s/Jeffrey H. Donahue
  -------------------------------------
 Jeffrey H. Donahue                                 March 31, 1994
 Senior Vice President and
  Chief Financial Officer


 Principal Accounting Officer:



    /s/George L. Yungmann
  -------------------------------------
 George L. Yungmann                                 March 31, 1994
 Senior Vice-President and Controller


 Board of Directors:

   David H. Benson, Jeremiah E. Casey, Anthony W. Deering, Rohit M. Desai, Mathias J. DeVito, Juanita T. James, Hanne M. Merriman, Thomas J. McHugh, Roger
 W. Schipke and Alexander B. Trowbridge.


 By:    /s/Mathias J. DeVito
      --------------------------------
      Mathias J. DeVito                             March 31, 1994
      For Himself and as
      Attorney-in-fact

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------



The Board of Directors
The Rouse Company:


  We consent to the incorporation by reference in the Registration Statements of The Rouse Company on Form S-8 (Registration No. 2-83612) and Form S-3 (Registration Nos. 2-78898, 2-95596, 33-52458, 33-56646 and 33-57584) of our
report dated February 23, 1994, relating to the consolidated financial statements and related schedules of The Rouse Company and subsidiaries as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993, which report appears in the Annual Report on Form 10-K of The Rouse Company for the year ended December 31, 1993.



                                      KPMG PEAT MARWICK



Baltimore, Maryland
March 31, 1994

                 CONSENT OF INDEPENDENT REAL ESTATE CONSULTANTS
                 ----------------------------------------------



The Board of Directors
   The Rouse Company:

         We consent to the incorporation by reference in the Registration Statements of The Rouse Company (the "Company") on Form S-8 (Registration
No. 2-83612) and Form S-3 (Registration Nos. 2-78898, 2-95596, 33-52458, 33-
56646 and 33-57584) of our report dated February 23, 1994 on our concurrence with the Company's estimates of the total current value of its equity and other interests in certain real property owned and/or managed by the Company and its subsidiaries as of December 31, 1993 and 1992, which report appears in the 1993 Annual Report to Shareholders which is incorporated by reference in the Annual Report on Form 10-K of the Company for the year ended December 31, 1993.

                                      LANDAUER ASSOCIATES, INC.



                                      Deborah A. Jackson
                                      Senior Vice President
                                      Director of Retail Valuation



New York, New York
March 31, 1994

                                 Exhibit Index

Exhibit No.
- -----------
     3          Articles of Incorporation and Bylaws

    10          Material Contracts

    11          Statement re computation of per share earnings

    13          Annual report to security holders

    22          Subsidiaries of the Registrant

    24          Power of Attorney

    28          Additional Exhibits:

                  Form 11-K Annual Report of The Rouse Company
                  Savings Plan for the year ended December 31, 1993