Form 10-Q
period 1994-03-31
ROUSE COMPANY
filed 1994-05-12
CIK 85388

Form 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1994

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to


Commission File Number         0-1743


                                The Rouse Company
             (Exact name of registrant as specified in its charter)


            Maryland                                52-0735512
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

     10275 Little Patuxent Parkway
           Columbia, Maryland                     21044-3456
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code      (410) 992-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of April 29, 1994:

Common Stock, $0.01 par value                           47,562,749
       Title of Class                                Number of Shares





Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
                  Three Months Ended March 31, 1994 and 1993
           (Unaudited, in thousands except per share amounts, note 1)

                                                          Three months
                                                         ended March 31,
                                                         1994       1993

Revenues:
  Operating properties:
    Retail centers                                     $115,840   $107,306
    Office, mixed-use and other                          34,855     34,554
                                                        150,695    141,860
  Land sales                                             11,168      9,669
  Corporate interest income                                 671      1,213
                                                        162,534    152,742

Operating expenses, exclusive of
provision for bad debts, depreciation
and amortization:
  Operating properties:
    Retail centers                                       62,752     58,597
    Office, mixed-use and other                          17,872     16,975
                                                         80,624     75,572
  Land sales                                              6,189      5,299
  Development                                             1,493        435
  Corporate                                               1,750      1,365
                                                         90,056     82,671

Interest expense:
  Operating properties:
    Retail centers                                       31,056     29,999
    Office, mixed-use and other                          16,042     16,513
                                                         47,098     46,512
  Land sales                                              1,433        790
  Development                                               124        124
  Corporate                                               2,688      5,616
                                                         51,343     53,042

Provision for bad debts                                     818      1,107

Depreciation and amortization                            18,147     17,227

                                                        160,364    154,047


Gain (loss) on dispositions of assets and
  other provisions, net (note 4)                         (4,793)      (444)




The accompanying notes are an integral part of these statements.

                                     1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

              Consolidated Statements of Operations, continued
                 Three Months Ended March 31, 1994 and 1993
         (Unaudited, in thousands except per share amounts, note 1)

                                                     Three months
                                                    ended March 31,
                                                     1994      1993
Loss before income
  taxes and extraordinary losses                   $(2,623)  $(1,749)

Income tax benefit (provision):
  Current - state                                     (131)      (93)
  Deferred                                             504       299
                                                       373       206
Loss before
  extraordinary losses                              (2,250)   (1,543)

Extraordinary losses,
  net of related income tax benefits (note 5)         (474)     (958)

Net loss                                           $(2,724)  $(2,501)




LOSS PER SHARE OF COMMON STOCK
  AFTER PROVISION FOR DIVIDENDS
  ON PREFERRED STOCK:

Loss before extraordinary losses                   $  (.12)   $  (.07)
Extraordinary losses                                  (.01)      (.02)
                                                   $  (.13)   $  (.09)

DIVIDENDS PER SHARE:
  Common Stock                                     $   .17    $   .15
  Preferred Stock                                  $   .81    $   .39















The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1994 and December 31, 1993
                       (Unaudited, in thousands, note 1)

                                                    March 31,  December 31,
                                                      1994         1993
Assets:
  Property:
    Operating properties:
      Property and deferred costs of projects      $2,795,500   $2,821,303
      Less accumulated depreciation
        and amortization                              442,829      429,070
                                                    2,352,671    2,392,233

    Properties in development (note 2)                 70,227       57,065

    Properties held for development and sale          129,442      131,827

      Total property                                2,552,340    2,581,125

  Prepaid expenses, deferred charges
    and other assets                                  100,281      107,972

  Accounts and notes receivable                        85,153       77,926

  Investments in marketable securities                 38,684       34,403

  Cash and cash equivalents                            68,528       73,556

    Total                                          $2,844,986   $2,874,982























The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1994 and December 31, 1993
                       (Unaudited, in thousands, note 1)


                                                    March 31, December 31,
                                                      1994        1993

Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment               $1,864,470  $1,886,257

    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                   293,566     273,540
      Convertible subordinated debentures             130,000     130,000
      Other debt                                      120,700     120,700
                                                      544,266     524,240


    Total debt                                      2,408,736   2,410,497

  Obligations under capital leases                     62,258      63,099


  Accounts payable, accrued expenses
    and other liabilities                             194,478     209,256

Deferred income taxes                                  78,220      78,979

Shareholders' equity:
  Series A Convertible Preferred stock of 1 cent
    par value per share; 4,025,000 shares
    authorized; 4,024,905 shares issued in
    1994 with a liquidation preference of
    $201,205 and 4,025,000 shares issued in 1993
    with a liquidation preference of $201,250              40          40
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 47,562,449
    shares issued in 1994 and 47,562,226
    shares issued in 1993                                 476         476
  Additional paid-in capital                          283,755     281,533
  Accumulated deficit                                (182,977)   (168,898)



    Total shareholders' equity                        101,294     113,151

      Total                                        $2,844,986  $2,874,982



The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1994 and 1993
                       (Unaudited, in thousands, note 1)

                                                       1994         1993
Cash flows from operating activities:
  Rents and other revenues received                  $148,055     $145,486
  Proceeds from land sales                              9,627        7,884
  Interest received                                     1,685        2,398
  Land development expenditures                        (3,614)      (4,152)
  Operating expenditures:
    Operating properties                              (74,740)     (72,387)
    Land sales, development and corporate              (4,981)      (4,111)
  Interest paid:
    Operating properties                              (50,893)     (47,497)
    Land sales, development and corporate              (2,950)      (4,333)

    Net cash provided by operating activities          22,189       23,288

Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (14,284)     (26,363)
  Expenditures for property acquisitions                    -      (22,000)
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and remerchandising               (2,385)      (2,694)
      Building and equipment                              (99)      (2,317)
  Purchases of marketable securities                  (39,846)        (875)
  Proceeds from redemptions or sales of
    marketable securities                              35,565        4,746
  Other                                                   379         (212)

    Net cash used in investing activities             (20,670)     (49,715)

Cash flows from financing activities:
  Proceeds from issuance of property debt              23,786       96,042
  Repayments of property debt:
    Scheduled principal payments                       (9,527)      (4,674)
    Other payments                                     (2,117)    (150,919)
  Proceeds from issuance of other debt                      -      123,025
  Repayments of other debt                             (7,333)     (57,882)
  Proceeds from issuance of Preferred stock                 -      196,057
  Proceeds from exercise of stock options                   2           96
  Dividends paid                                      (11,358)      (5,088)

    Net cash (used in) provided by financing
      activities                                       (6,547)     196,657

Net (decrease) increase in cash and cash
      equivalents                                    $ (5,028)    $170,230

The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1994 and 1993
                       (Unaudited, in thousands, note 1)

                                                        1994         1993

Reconciliation of net loss to net cash
  provided by operating activities:

Net loss                                              $(2,724)     $(2,501)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                      18,147       17,227
    (Gain) loss on dispositions of assets
      and other provisions, net                         4,793          444
    Deferred income tax benefit                          (504)        (299)
    Extraordinary losses, net of related income
      tax benefits                                        474          958
    Additions to pre-construction reserve                 900          200
    Provision for bad debts                               818        1,107
    Decrease in operating assets and
      liabilities, net                                    285        6,152

Net cash provided by operating activities             $22,189      $23,288


Schedule of Non-Cash Investing and Financing
  Activities:
  Mortgage debt extinguished in connection
    with the disposition of an interest
    in a property                                     $15,681      $     -
  Value of non-cash consideration given in
    connection with the acquisition of an
    interest in a property                                  -        4,000
  Mortgage debt assumed in connection with the
    acquisition of an interest in a property                -       21,819
















The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1994

(1)  Principles of statement presentation

     The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 1993 Annual Report to Shareholders.

     In its annual reports, the Company has included certain supplementary current value basis financial information with the historical cost basis financial statements. The current value basis presentation has been and will continue to be an integral part of the Company's formal, year-end reporting, but will not be included in quarterly reports to shareholders. Therefore, all of the financial information contained herein is based on the historical cost basis as required by generally accepted accounting principles.

(2)  Properties in development

     Properties in development include construction and development in progress and pre-construction costs, net. The construction and development in progress accounts include land and land improvements of $12,526,000 at March 31, 1994.

     Changes in pre-construction costs, net, for the three months ended
       March 31, 1994 are summarized as follows (in thousands):

     Balance at beginning of period, before
       pre-construction reserve                                $18,473
     Costs incurred                                              2,065
     Costs transferred to construction and development
       in progress                                              (3,141)
     Costs transferred to operating properties                    (185)
     Costs of unsuccessful projects written-off                      -
                                                                17,212
     Less pre-construction reserve                              13,722

     Balance at end of period, net                             $ 3,490












                                     7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                     THE ROUSE COMPANY AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Debt

     Debt at March 31, 1994 and December 31, 1993 is summarized as follows (in thousands):

                                March 31, 1994      December 31, 1993
                                         Due in                Due in
                                Total   one year      Total   one year
     Mortgages and bonds     $1,945,536  $49,409   $1,923,791  $30,485
     Convertible sub-
       ordinated debentures     130,000        -      130,000        -
     Other loans                333,200   26,246      356,706   26,003
       Total                 $2,408,736  $75,655   $2,410,497  $56,488

     The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

(4)  Gain (loss) on dispositions of assets and other provisions, net

     The gain (loss) on dispositions of assets and other provisions, net, in 1994 relates primarily to provisions for losses on two investments in operating properties ($7,728,000). These provisions were recognized based on management's determination that the Company would not continue to support the projects under the existing arrangements with lenders and/or partners and that it was unlikely that the Company would recover all of its investments in these projects based on forecasts of future cash flows. These losses were partially offset by a gain related to the disposition of an interest in a property the Company continues to manage ($2,935,000).

     The loss in 1993 relates primarily to the disposition of an interest in a property the Company continues to manage.

(5)  Extraordinary losses, net of related income tax benefits

     The extraordinary losses in 1994 result from early extinguishments of debt and damages to a retail property as a result of an earthquake.

     The extraordinary losses in 1993 result from early extinguishments of debt.










                                     8

Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(6)  Contingencies

On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates, and a partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk and that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. The Defendants filed answers denying the claims of Plaintiff and asserting other defenses. NORA also asserted a counterclaim against Plaintiff and its individual guarantors for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants, including Defendants' Motions for Judgment Notwithstanding the Verdict, Remittitur and/or New Trial. The trial court also entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. Defendants intend to vigorously pursue their rights of appeal.

In addition, the Company and certain of its subsidiaries and affiliates are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provision has been made for losses, with respect to all litigation matters, where appropriate, and the ultimate resolution of all such litigation matters is not likely to have a material effect on the consolidated financial position of the Company. Due to the Company's modest and fluctuating net earnings (loss), it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Company's consolidated net earnings (loss), and it is, therefore, possible that the resolution of these matters could have such a material effect in any future quarter or annual fiscal period.



                                     9

Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis covers any material changes in financial condition since December 31, 1993 and any material changes in the results of operations for the three months ended March 31, 1994 as compared to the same period in 1993. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1993 Annual Report to Shareholders.

Operating Results:

Operating properties:

Revenues from retail centers increased $8,534,000 while total operating and interest expenses for retail centers increased $4,975,000 for the three months ended March 31, 1994 as compared to the same period in 1993. The comparisons of revenues and expenses for the period are affected by changes in the composition of the Company's portfolio of retail centers, including the acquisition of an interest in a retail center in the second quarter of 1993 and the openings of expansions in 1993. The effect of these changes was to increase revenues and expenses as compared to the same period in 1993. Increases in effective rents due to re-leasing efforts and increases in occupancy rates and recoveries of operating expenses from tenants at certain centers also contributed to the increase in revenues. The increase in total operating and interest expenses is net of reductions in interest expense due to debt repayments and refinancings.

Revenues from office, mixed-use and other properties increased $301,000 while total operating and interest expenses increased $1,294,000 for the three months ended March 31, 1994 as compared to the same period in 1993. The increase in revenues is attributable to the openings of two industrial buildings in Columbia in 1993 and leasing of vacant space, partially offset by lower recoveries of operating expenses from tenants at certain projects. The increase in expenses is due primarily to operating and depreciation expenses related to the Columbia industrial buildings and was mitigated by a reduction in interest expense due to debt reductions, the expiration of certain interest rate exchange agreements in 1993 and the exercise of an option to reduce the effective interest rate on a mortgage.

Land sales:

Revenues from land sales increased $1,499,000 and total costs and expenses increased $1,533,000 for the three months ended March 31, 1994, when compared to the same period in 1993. The increase in revenues in 1994 relates to higher sales of land for commercial uses. The increase in costs and expenses in 1994 is attributable to increased costs of sales related to higher sales revenues and higher interest expenses due to lower levels of land development activity on projects other than Columbia.





                                     10
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Development:

These costs consist primarily of additions to the pre-construction reserve and new business costs. The pre-construction reserve is maintained to provide for costs of projects which may not go forward to completion.
  New business costs relate primarily to the initial evaluation of acquisition and development opportunities. These costs increased in 1994 when compared to 1993 due to the Company's more aggressive pursuit of new development and acquisition opportunities.

Corporate:

Corporate interest income decreased $542,000 for the three months ended
  March 31, 1994 when compared to the same period in 1993. The decrease is primarily attributable to lower investment balances due to the use of the proceeds from the offerings of the 8.5% unsecured notes and Preferred stock completed in the first quarter of 1993 and, to a lesser extent, lower investment rates.

Corporate interest costs were $3,148,000 and $6,157,000 for the three months ended March 31, 1994 and 1993, respectively, of which $460,000 and $541,000 were capitalized, respectively, on funds invested in development projects. The decrease in corporate interest costs is primarily attributable to the redemption of a $100,000,000 issue of convertible subordinated debentures in May 1993. This decrease is partially offset by issuance of the 8.5% unsecured notes; however, a portion of the proceeds of the notes and proceeds from refinancings of certain retail properties completed prior to 1993 were used to refinance certain land and operating property debt and to finance improvements to a number of operating properties during 1993. The interest costs on loan proceeds used for other segments are included in the operating results of those segments.

Gain (loss) on dispositions of assets and other provisions, net

The gain (loss) on dispositions of assets and other provisions, net, in 1994 relates primarily to provisions for losses on two investments in operating properties ($7,728,000). These provisions were recognized based on management's determination that the Company would not continue to support the projects under the existing arrangements with lenders and/or partners and that it was unlikely that the Company would recover all of its investments in these projects based on forecasts of future cash flows. These losses were partially offset by a gain related to the disposition of an interest in a property the Company continues to manage ($2,935,000).

The loss in 1993 relates primarily to the disposition of an interest in a property the Company continues to manage.

Financial Condition and Liquidity:

Shareholders' equity decreased $11,857,000 from $113,151,000 at December
  31, 1993 to $101,294,000 at March 31, 1994. The decrease was principally due to the payment of regular quarterly dividends on the Company's common and Preferred stocks and, to a lesser extent, the net loss for the period.
                                     11

Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

The Company had cash and cash equivalents and investments in marketable securities totaling $107,212,000 and $107,959,000 at March 31, 1994 and December 31, 1993, respectively, including $16,888,000 and $4,422,000, respectively, restricted for use in the development of certain properties.

The Company has lines of credit available for up to $125,000,000 which may be used to provide corporate liquidity, fund property acquisition costs and finance other corporate needs, subject to lenders' approvals. They may also be utilized to pay some portion of existing debt, including maturities in 1994. As of March 31, 1994, debt due in one year was $75,655,000. The Company is confident that it will be able to make these payments or arrange to refinance or extend these maturities prior to their scheduled repayment dates without necessitating property sales.

Net cash provided by operating activities was $22,189,000 and $23,288,000 for the three months ended March 31, 1994 and 1993, respectively. The decrease in 1994 is due primarily to the timing of receipt of revenues (including land sales proceeds) and the payment of operating and interest expenses and land development costs. The factors discussed previously under the operating results of the four major business segments also affected the level of net cash provided by operating activities.

Net cash used in investing activities was $20,670,000 and $49,715,000 for the three months ended March 31, 1994 and 1993, respectively. The decrease of $29,045,000 in 1994 is primarily attributable to a reduction in expenditures for properties in development and property acquisitions, partially offset by an increase in the net purchases of marketable securities (primarily short-term U. S. Treasury securities).

Net cash used in financing activities was $6,547,000 for the three months ended March 31, 1994 while net cash provided by financing activities was $196,657,000 for the three months ended March 31, 1993. Cash flows from financing activities for 1993 included the proceeds from public offerings of unsecured debt and Preferred stock, portions of which were used to repay property and other debt during the period. There were no similar transactions in 1994.

Scheduled principal payments on property debt were $9,526,000 for the three months ended March 31, 1994, including $8,671,000 relating to operating properties debt.




















                                     12

Part II.  Other Information

Item 1.  Legal Proceedings


On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates - Rouse-New Orleans, Inc. and New Orleans Riverwalk Limited Partnership - and Connecticut General Life Insurance Company, which is a general partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk by (i) failing to prevent the leased premises from flooding, (ii) refusing to permit entertainment on the leased premises, (iii) interfering with the operation of air conditioning equipment on the leased premises and (iv) failing to provide adequate security. Plaintiff claims that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff seeks damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. All Defendants filed answers denying the claims of Plaintiff and asserting other defenses. NORA also asserted a counterclaim against Plaintiff and its guarantors, Robert Guastella and Charles Kovacs, for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants, including Defendants' Motions for Judgment Notwithstanding the Verdict, Remittitur and/or New Trial. The trial court also entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. Defendants intend to vigorously pursue their rights of appeal.





















                                    13
Part II.  Other Information

The following items have been omitted as inapplicable or not required under the applicable instructions:

Item 2.      Changes in Securities.

Item 3.      Defaults Upon Senior Securities.

Item 4.      Submission of Matters to a Vote of Security Holders.

Item 5.      Other Information.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  Reference is made to the Exhibit Index.

             (b)  Reports on Form 8-K

                  None.










































                                    14

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE ROUSE COMPANY

                                   Principal Financial Officer:



Date May 12, 1994                  By   /s/Jeffrey H. Donahue
                                      Jeffrey H. Donahue
                                      Senior Vice President and Chief
                                        Financial Officer

                                   Principal Accounting Officer:


Date May 12, 1994                  By   /s/George L. Yungmann
                                      George L. Yungmann
                                      Senior Vice President and Controller








































                                    15


                                     Exhibit Index


Exhibit Number                     Description

      11                           Statement re Computation of per
                                   share earnings (loss)

























































                                    16
                                                               Exhibit 11

                         THE ROUSE COMPANY AND SUBSIDIARIES
               Computation of Fully Diluted Earnings (Loss) Per Share
                 (Unaudited, in thousands except per share amounts)

                                                           Three months
                                                         ended March 31,
                                                         1994       1993

Loss before extraordinary losses                        $(2,250)   $(1,543)
  Add after-tax interest expense applicable
  to convertible subordinated debentures                  1,215      2,203

  Earnings (loss) before extraordinary losses,
    as adjusted                                          (1,035)       660

  Extraordinary losses                                     (474)      (958)

Net loss, as adjusted                                   $(1,509)   $  (298)


Shares:

  Weighted average number of common shares
    outstanding                                          47,562     47,320

  Assuming conversion of convertible
    Preferred stock                                       9,470      4,525


  Assuming conversion of convertible
    subordinated debentures                               4,542      8,351

  Assuming exercise of options and warrants
    reduced by the number of shares which
    could have been purchased with the
    proceeds from the exercise of such options              131         62



Weighted average number of shares outstanding,
  as adjusted                                            61,705     60,258

Loss per common share assuming full dilution:

Earnings (loss) before extraordinary losses,
  as adjusted                                            $ (.02)    $  .01
Extraordinary losses                                       (.01)      (.02)

Net loss, as adjusted                                    $ (.03)    $ (.01)



This calculation is submitted in accordance with Regulation S-K item 601
(b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.


                                    17