Form 10-Q
period 1994-06-30
ROUSE COMPANY
filed 1994-08-15
CIK 85388

Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1994

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

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of July 29, 1994:

Common Stock, $0.01 par value                         47,563,472
       Title of Class                              Number of Shares








Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
              Three and Six Months Ended June 30, 1994 and 1993
          (Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Six months
                                   ended June 30,        ended June 30,
                                   1994      1993        1994      1993

Revenues:
  Operating properties:
    Retail centers               $117,606  $112,005    $233,446  $219,311
    Office, mixed-use and other    37,162    36,924      72,017    71,478
                                  154,768   148,929     305,463   290,789
  Land sales                        8,336     4,132      19,504    13,801
  Corporate interest income           558     1,280       1,229     2,493
                                  163,662   154,341     326,196   307,083

Operating expenses, exclusive of
provision for bad debts,
depreciation and amortization:
  Operating properties:
    Retail centers                 62,170    61,730     124,922   120,327
    Office, mixed-use and other    18,352    17,888      36,224    34,863
                                   80,522    79,618     161,146   155,190
  Land sales                        5,006     2,976      11,195     8,275
  Development                       1,384       772       2,877     1,207
  Corporate                         2,141     1,454       3,891     2,819
                                   89,053    84,820     179,109   167,491

Interest expense:
  Operating properties:
    Retail centers                 31,652    30,189      62,708    60,188
    Office, mixed-use and other    17,119    16,824      33,161    33,337
                                   48,771    47,013      95,869    93,525
  Land sales                        1,120       828       2,553     1,618
  Development                         124       124         248       248
  Corporate                         2,864     4,425       5,552    10,041
                                   52,879    52,390     104,222   105,432

Provision for bad debts               379       214       1,197     1,321

Depreciation and amortization      19,498    15,942      37,645    33,169

                                  161,809   153,366     322,173   307,413

Gain (loss) on dispositions of
  assets and other provisions,
  net (note 4)                       (167)       93      (4,960)     (351)




The accompanying notes are an integral part of these statements.

                                       1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Operations, continued
              Three and Six Months Ended June 30, 1994 and 1993
          (Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Six months
                                   ended June 30,        ended June 30,
                                    1994     1993        1994      1993


Earnings (loss) before income
  taxes and extraordinary losses  $ 1,686  $ 1,068     $  (937)  $  (681)

Income tax provision:
  Current - state                     130      104         261       197
  Deferred                          1,007      528         503       229
                                    1,137      632         764       426
Earnings (loss) before
  extraordinary losses                549      436      (1,701)   (1,107)

Extraordinary losses, net of
  related income tax benefits
  (note 5)                         (2,579)  (2,348)     (3,053)   (3,306)

Net loss                          $(2,030) $(1,912)    $(4,754)  $(4,413)






LOSS PER SHARE OF COMMON STOCK
AFTER PROVISION FOR DIVIDENDS
ON PREFERRED STOCK:

Loss before extraordinary losses  $  (.06) $  (.06)    $   (.18) $  (.13)
Extraordinary losses                 (.05)    (.05)        (.06)    (.07)
                                  $  (.11) $  (.11)    $   (.24) $  (.20)
DIVIDENDS PER SHARE:
  Common Stock                    $   .17  $   .15     $    .34  $   .30
  Preferred Stock                 $   .81  $   .81     $   1.62  $  1.20












The accompanying notes are an integral part of these statements.

                                       2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets
                     June 30, 1994 and December 31, 1993
                      (Unaudited, in thousands, note 1)


                                                   June 30,    December 31,
                                                     1994          1993


Assets:
  Property:
    Operating properties:
      Property and deferred costs of projects $2,899,491 $2,821,303 Less accumulated depreciation
        and amortization                             457,074      429,070
                                                   2,442,417    2,392,233

    Properties in development (note 2)                73,816       57,065

    Properties held for development and sale         129,429      131,827

      Total property                               2,645,662    2,581,125

    Prepaid expenses, deferred charges
      and other assets                                93,212      107,972

    Accounts and notes receivable                     83,377       77,926

    Investments in marketable securities              30,938       34,403

    Cash and cash equivalents                         59,496       73,556

      Total                                       $2,912,685   $2,874,982



















The accompanying notes are an integral part of these statements.

                                       3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                   Consolidated Balance Sheets, continued
                     June 30, 1994 and December 31, 1993
                      (Unaudited, in thousands, note 1)


                                                   June 30,    December 31,
                                                     1994          1993

Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment              $1,955,039    $1,886,257


    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                  293,217       273,540
      Convertible subordinated debentures            130,000       130,000
      Other debt                                     120,700       120,700
                                                     543,917       524,240

    Total debt                                     2,498,956     2,410,497

  Obligations under capital leases                    61,404        63,099

  Accounts payable, accrued expenses
    and other liabilities                            186,571       209,256

Deferred income taxes                                 77,839        78,979

Shareholders' equity:
  Series A Convertible Preferred stock of
    1 cent par value per share; 4,025,000
    shares authorized; 4,024,905 shares
    issued in 1994 with a liquidation
    preference of $201,205,000 and 4,025,000
    shares issued in 1993 with a liquidation
    preference of $201,250,000                            40            40
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 47,563,049
    shares issued in 1994 and 47,562,226
    shares issued in 1993                                476           476
  Additional paid-in capital                         283,762       281,533
  Accumulated deficit                               (196,363)     (168,898)



    Total shareholders' equity                        87,915       113,151

      Total                                       $2,912,685    $2,874,982


The accompanying notes are an integral part of these statements.

                                       4
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1994 and 1993
                       (Unaudited, in thousands, note 1)

                                                       1994         1993

Cash flows from operating activities:
  Rents and other revenues received                  $301,044     $288,684
  Proceeds from land sales                             17,963       12,564
  Interest received                                     5,498        5,300
  Land development expenditures                        (6,574)      (8,244)
  Operating expenditures:
    Operating properties                             (153,267)    (149,860)
    Land sales, development and corporate              (6,754)      (7,236)
  Interest paid:
    Operating properties                             (102,623)     (91,883)
    Land sales, development and corporate              (5,852)     (10,013)

    Net cash provided by operating activities          49,435       39,312

Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (31,553)     (38,362)
  Expenditures for property acquisitions              (93,786)     (31,661)
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and remerchandising               (3,921)      (4,440)
      Building and equipment                           (2,122)      (2,300)
  Purchases of marketable securities                  (48,247)     (53,304)
  Proceeds from redemptions or sales of
    marketable securities                              51,712       12,531
  Other                                                  (997)      (1,470)

    Net cash used in investing activities            (128,914)    (119,006)

Cash flows from financing activities:
  Proceeds from issuance of property debt             316,938      125,552
  Repayments of property debt:
    Scheduled principal payments                      (20,721)      (9,530)
    Other payments                                   (196,548)    (184,225)
  Proceeds from issuance of other debt                      -      118,720
  Repayments of other debt                            (11,543)    (158,600)
  Proceeds from issuance of Preferred stock                 -      196,006
  Proceeds from exercise of stock options                   8          184
  Dividends paid                                      (22,715)     (14,201)
    Net cash provided by financing activities          65,419       73,906
Net decrease in cash and cash equivalents            $(14,060)    $ (5,788)





The accompanying notes are an integral part of these statements.

                                       5
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                    Six Months Ended June 30, 1994 and 1993
                       (Unaudited, in thousands, note 1)

                                                       1994         1993

Reconciliation of net loss to net cash
  provided by operating activities:

Net loss                                             $(4,754)     $(4,413)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                     37,645       33,169
    (Gain) loss on dispositions of assets
      and other provisions, net                        4,960          351
    Deferred income tax provision                        503          229
    Extraordinary losses, net of related income
      tax benefits                                     3,053        3,306
    Additions to pre-construction reserve              1,400          900
    Provision for bad debts                            1,197        1,321
    Decrease in operating assets and
      liabilities, net                                 5,431        4,449

Net cash provided by operating activities            $49,435      $39,312


Schedule of Non-Cash Investing and Financing
  Activities:
  Mortgages assumed (extinguished) in
    connection with acquisitions (dispositions)
    of interests in properties                       $(15,681)    $70,335
 Value of non-cash consideration given in
    connection with acquisitions of
    interests in properties                                 -      13,416




















The accompanying notes are an integral part of these statements.

                                       6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 1994

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

(2)   Properties in development

      Properties in development include construction and development in progress and pre-construction costs, net. The construction and development in progress accounts include land and land improvements of $13,285,000 at June 30, 1994.

      Changes in pre-construction costs, net, for the six months ended
        June 30, 1994 are summarized as follows (in thousands):

        Balance at beginning of period, before
        pre-construction reserve                             $18,473
        Costs incurred                                         4,088
        Costs transferred to construction and
          development in progress                             (3,391)
        Costs transferred to operating properties               (200)
        Costs of unsuccessful projects written-off              (640)
                                                              18,330
        Less pre-construction reserve                        (13,582)

        Balance at end of period, net                        $ 4,748












                                       7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

      Notes to Consolidated Financial Statements (Unaudited), continued

(3)   Debt

      Debt at June 30, 1994 and December 31, 1993 is summarized as follows
        (in thousands):

                                 June 30, 1994       December 31, 1993
                                          Due in                Due in
                                Total    one year      Total   one year

     Mortgages and bonds      $2,080,020  $39,191   $1,923,791  $30,485
     Convertible sub-
       ordinated debentures      130,000        -      130,000        -
     Other loans                 288,936   25,764      356,706   26,003
       Total                  $2,498,956  $64,955   $2,410,497  $56,488


      The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

 (4)  Gain (loss) on dispositions of assets and other provisions, net

      The gain (loss) on dispositions of assets and other provisions, net, in 1994 relates primarily to provisions for losses on investments in two operating properties ($7,728,000). These provisions were recognized based on management's determination that the Company would not continue to support the projects under the existing arrangements with lenders and/or partners and that it was unlikely that the Company would recover all of its investments in these projects based on forecasts of future cash flows. These losses were partially offset by a gain related to the disposition of an interest in a property the Company continues to manage ($2,768,000).

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








                                       8
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(6)   Contingencies

On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates, and a partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk and that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. The Defendants filed answers denying the claims of Plaintiff and asserting other defenses. NORA also asserted a counterclaim against Plaintiff and its individual guarantors for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants, including Defendants' Motions for Judgment Notwithstanding the Verdict, Remittitur and/or New Trial. The trial court also entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeal, Fourth District. Defendants intend to vigorously pursue their rights of appeal.

In addition, the Company and certain of its subsidiaries and affiliates are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provision has been made for losses with respect to all litigation matters, where appropriate, and the ultimate resolution of all such litigation matters is not likely to have a material effect on the consolidated financial position of the Company. Due to the Company's modest and fluctuating net earnings (loss), it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Company's consolidated net earnings (loss), and it is, therefore, possible that the resolution of these matters could have such a material effect in any future quarter or annual fiscal period.

                                       9
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis covers any material changes in financial condition since December 31, 1993 and any material changes in the results of operations for the three and six months ended June 30, 1994 as compared to the same periods in 1993. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1993 Annual Report to Shareholders.

Operating Results:

Operating properties:

Revenues from retail centers increased $5,601,000 and $14,135,000 while total operating and interest expenses for retail centers increased $4,965,000 and $9,940,000 for the three and six months ended June 30, 1994 as compared to the same periods in 1993. The comparisons of revenues and expenses for the periods are affected by changes in the composition of the Company's portfolio of retail centers, including the acquisition of an interest in a retail center in the second quarter of 1993 and the openings of expansions in 1993. The effect of these changes was to increase revenues and expenses as compared to the same periods in 1993. Increases in effective rents due to re-leasing efforts and increases in occupancy rates and recoveries of operating expenses from tenants at certain centers also contributed to the increases in revenues. The increases in total operating and interest expenses are net of reductions in interest expense due to debt repayments, refinancings and modifications of terms on certain loan arrangements.

Revenues from office, mixed-use and other properties increased $238,000 and $539,000 while total operating and interest expenses increased $1,418,000 and $2,712,000 for the three and six months ended June 30, 1994 as compared to the same periods in 1993. The increases in revenues are attributable to the openings of two industrial buildings in Columbia in 1993 and leasing of vacant space, partially offset by lower recoveries of operating expenses from tenants at certain projects. The increases in expenses are due primarily to operating and depreciation expenses related to the Columbia industrial buildings and were mitigated by a reduction in interest expense due to debt reductions, refinancings, the expiration of certain interest rate exchange agreements in 1993 and the exercise of an option to reduce the effective interest rate on a mortgage in 1994.

Land sales:

Revenues from land sales increased $4,204,000 and $5,703,000 and total costs and expenses increased $2,322,000 and $3,855,000 for the three and six months ended June 30, 1994, when compared to the same periods in 1993. The increases in revenues relate to higher sales of land for residential and commercial uses in Columbia. The increases in costs and expenses are attributable primarily to increased costs of sales related to higher sales revenues and higher interest expenses due to lower levels of land development activity on projects other than Columbia.




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

Corporate:

Corporate interest income decreased $722,000 and $1,264,000 for the three and six months ended June 30, 1994 when compared to the same periods in 1993. The decreases are primarily attributable to lower investment balances due to the use of the proceeds from the offerings of the 8.5% unsecured notes and Preferred stock completed in the first quarter of 1993 and, to a lesser extent, lower investment rates.

Corporate operating expenses increased $687,000 and $1,072,000 for the three and six months ended June 30, 1994 when compared to the same periods in 1993. These increases are due primarily to costs of increased senior management focus on corporate matters as a result of reassignments of senior management responsibilities in the third quarter of 1993.

Corporate interest costs were $3,420,000 and $5,001,000 for the three months ended June 30, 1994 and 1993, respectively, and $6,568,000 and $11,158,000 for the six months ended June 30, 1994 and 1993,
   respectively.   Of such amounts, $556,000 and $576,000 were capitalized
   during the three months ended June 30, 1994 and 1993, respectively, and $1,016,000 and $1,117,000 for the six months ended June 30, 1994 and 1993, respectively, on funds invested in development projects. The decrease in corporate interest costs is primarily attributable to the redemption of a $100,000,000 issue of convertible subordinated debentures in May 1993. This decrease was partially offset by issuance of the 8.5% unsecured notes; however, a portion of the proceeds of the notes and proceeds from refinancings of certain retail properties completed prior to 1993 were used to refinance certain land and operating property debt and to finance improvements to a number of operating properties during 1993. The interest costs on loan proceeds used for other segments are included in the operating results of those segments.

Gain (loss) on dispositions of assets and other provisions, net

The gain (loss) on dispositions of assets and other provisions, net, in 1994 relates primarily to provisions for losses on investments in two operating properties ($7,728,000). These provisions were recognized based on management's determination that the Company would not continue to support the projects under the existing arrangements with lenders and/or partners and that it was unlikely that the Company would recover all of its investments in these projects based on forecasts of future cash flows. These losses were partially offset by a gain related to the disposition of an interest in a property the Company continues to manage ($2,768,000).

                                       11
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Gain (loss) on dispositions of assets and other provisions, net (continued)

The loss in 1993 relates primarily to the disposition of an interest in a property the Company continues to manage.

Financial Condition and Liquidity:

Shareholders' equity decreased $25,236,000 from $113,151,000 at December
   31, 1993 to $87,915,000 at June 30, 1994. The decrease was principally due to the payment of regular quarterly dividends on the Company's common and Preferred stocks and, to a lesser extent, the net loss for the period.

The Company had cash and cash equivalents and investments in marketable securities totaling $90,434,000 and $107,959,000 at June 30, 1994 and December 31, 1993, respectively, including $11,522,000 and $4,422,000, respectively, restricted for use in the development of certain properties.

The Company has lines of credit available for up to $145,000,000 which may be used to provide corporate liquidity, fund property acquisition costs and finance other corporate needs, subject to lenders' approvals. They may also be utilized to pay some portion of existing debt, including maturities in 1994. As of June 30, 1994, debt due in one year was $64,955,000. The Company is confident that it will be able to make these payments or arrange to refinance or extend these maturities prior to their scheduled repayment dates without necessitating property sales.

Net cash provided by operating activities was $49,435,000 and $39,312,000 for the six months ended June 30, 1994 and 1993, respectively. The increase in 1994 is due primarily to the timing of receipt of revenues (including land sales proceeds) and the payment of operating and interest expenses and land development costs. The factors discussed previously under the operating results of the four major business segments also affected the level of net cash provided by operating activities.

Net cash used in investing activities was $128,914,000 and $119,006,000 for the six months ended June 30, 1994 and 1993, respectively. The increase of $9,908,000 is attributable primarily to higher expenditures for property acquisitions partially offset by lower net purchases of marketable securities (primarily short-term U. S. Treasury securities) and lower development expenditures. The property acquisitions in 1994 consist primarily of the purchase of land underlying a retail center together with the participation interest of the former lessor. The 1993 acquisitions consist of purchases of partners' interests in retail properties.









                                       12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Net cash provided by financing activities was $65,419,000 and $73,906,000 for the six months ended June 30, 1994 and 1993, respectively. Cash flows from financing activities in 1994 included the issuance of debt to fund the property acquisition described above partially reduced by net debt repayments and Preferred stock dividends. Cash flows from financing activities for 1993 included the proceeds from public offerings of unsecured debt and Preferred stock, portions of which were used to repay property and other debt during the period. There were no similar transactions in 1994.

Scheduled principal payments on property debt were $20,721,000 and $9,530,000 for the six months ended June 30, 1994 and 1993, respectively, including $18,975,000 and $9,221,000, respectively, relating to operating properties debt.









































                                       13
Part II.  Other Information
Item 1.  Legal Proceedings


On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates - Rouse-New Orleans, Inc. and New Orleans Riverwalk Limited Partnership - and Connecticut General Life Insurance Company, which is a general partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk by (i) failing to prevent the leased premises from flooding, (ii) refusing to permit entertainment on the leased premises, (iii) interfering with the operation of air conditioning equipment on the leased premises and (iv) failing to provide adequate security. Plaintiff claims that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff seeks damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. All Defendants filed answers denying the claims of Plaintiff and asserting other defenses. NORA also asserted a counterclaim against Plaintiff and its guarantors, Robert Guastella and Charles Kovacs, for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants, including Defendants' Motions for Judgment Notwithstanding the Verdict, Remittitur and/or New Trial. The trial court also entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeal, Fourth District. Defendants intend to vigorously pursue their rights of appeal.















                                       14
Part II.  Other Information

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





































                                       15

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 THE ROUSE COMPANY

                                                 Principal Financial Officer:



Date August 15, 1994                             By   /s/Jeffrey H. Donahue
                                                    Jeffrey H. Donahue
                                                    Senior Vice President and
                                                      Chief Financial Officer

                                                 Principal Accounting Officer:


Date August 15, 1994                             By   /s/George L. Yungmann
                                                    George L. Yungmann
                                                    Senior Vice President and
                                                      Controller
































                                       16
                                                   Exhibit Index


Exhibit Number                                     Description

      11                                           Statement re Computation of
                                                   per share earnings (loss)




















































                                       17
                                                                    Exhibit 11
                      THE ROUSE COMPANY AND SUBSIDIARIES
            Computation of Fully Diluted Earnings (Loss) Per Share
              (Unaudited, in thousands except per share amounts)

                                       Three months         Six months
                                     ended June 30,      ended June 30,
                                      1994     1993       1994     1993

Earnings (loss) before
  extraordinary losses              $    549  $   436   $(1,701) $(1,107)
  Add after-tax interest expense
  applicable to convertible
  subordinated debentures              1,215    1,664     2,430    3,866

  Earnings before extraordinary
  losses, as adjusted                  1,764    2,100       729    2,759

  Extraordinary losses                (2,579)  (2,348)   (3,053)  (3,306)

Net loss, as adjusted               $   (815) $  (248)  $(2,324) $  (547)

Shares:

  Weighted average number of
    common shares outstanding         47,563   47,375    47,563   47,348

  Assuming conversion of
    convertible Preferred stock        9,470    9,470     9,470    7,011

  Assuming conversion of convertible
    subordinated debentures            4,541    4,977     4,541    5,917

  Assuming exercise of options and
    warrants reduced by the number
    of shares which could have been
    purchased with the proceeds
    from the exercise of such
    options                              152       60       152       60

Weighted average number of shares
  outstanding, as adjusted            61,726   61,882    61,726   60,336

Loss per common share  assuming
  full dilution:

Earnings before extraordinary
  losses, as adjusted               $    .03  $   .04   $   .01  $   .05
Extraordinary losses                    (.04)    (.04)     (.05)    (.06)

Net loss, adjusted                  $   (.01) $     -   $  (.04) $  (.01)


This calculation is submitted in accordance with Regulation S-K item 601
(b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.























                                       18