Form 10-Q
period 1994-09-30
ROUSE COMPANY
filed 1994-11-14
CIK 85388

Form 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994

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

     Yes    X                                No

Indicate the number of shares outstanding of the issuer's common stock as of October 28, 1994:

Common Stock, $0.01 par value                       47,568,023
       Title of Class                            Number of Shares





Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 1994 and 1993
         (Unaudited, in thousands except per share amounts, note 1)

                                     Three months           Nine months
                                  ended September 30,   ended September 30,
                                    1994       1993       1994       1993

Revenues:
  Operating properties:
    Retail centers                $123,108   $119,220   $356,554   $338,531
    Office, mixed-use and other     37,561     36,877    109,578    108,355
                                   160,669    156,097    466,132    446,886
  Land sales                        11,273      9,070     30,777     22,871
  Corporate interest income            708        713      1,937      3,206
                                   172,650    165,880    498,846    472,963

Operating expenses, exclusive
of provision for bad debts,
depreciation and amortization:
  Operating properties:
    Retail centers                  63,110     63,749    188,032    184,076
    Office, mixed-use and other     18,148     20,074     54,372     54,937
                                    81,258     83,823    242,404    239,013
  Land sales                         5,683      4,335     16,878     12,610
  Development                        2,211      1,300      5,088      2,507
  Corporate                          1,705      1,449      5,596      4,268
                                    90,857     90,907    269,966    258,398

Interest expense:
  Operating properties:
    Retail centers                  33,012     32,083     95,720     92,271
    Office, mixed-use and other     17,245     16,070     50,406     49,407
                                    50,257     48,153    146,126    141,678
  Land sales                         1,131      1,031      3,684      2,649
  Development                          123        123        371        371
Corporate                            3,020      3,244      8,572     13,285
                                    54,531     52,551    158,753    157,983

Provision for bad debts              1,507      1,888      2,704      3,209

Depreciation and amortization       18,441     18,416     56,086     51,585

                                   165,336    163,762    487,509    471,175

Gain (loss) on dispositions of
  assets and other provisions,
  net (note 4)                           -          -     (4,960)      (351)




The accompanying notes are an integral part of these statements.

                                       1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

              Consolidated Statements of Operations, continued
           Three and Nine Months Ended September 30, 1994 and 1993
         (Unaudited, in thousands except per share amounts, note 1)

                                     Three months           Nine months
                                  ended September 30,   ended September 30,
                                    1994       1993       1994       1993

Earnings before income
  taxes and extraordinary losses  $ 7,314    $ 2,118    $  6,377  $  1,437

Income tax provision:
  Current - state                      47        110         308       307
  Deferred                          3,121      2,932       3,624     3,161
                                    3,168      3,042       3,932     3,468
Earnings (loss) before
  extraordinary losses              4,146       (924)      2,445    (2,031)

Extraordinary losses, net of
  related income tax benefits
  (note 5)                              -     (3,490)     (3,053)   (6,796)

Net earnings (loss)               $ 4,146    $(4,414)   $   (608) $ (8,827)

Net earnings (loss) applicable
  to common shareholders          $   876    $(7,684)   $(10,419) $(16,937)




EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK AFTER PROVISION FOR
  DIVIDENDS ON PREFERRED STOCK:

Earnings (loss) before
  extraordinary losses            $   .02    $  (.09)   $   (.16) $   (.22)
Extraordinary losses                    -       (.07)       (.06)     (.14)
                                  $   .02    $  (.16)   $   (.22) $   (.36)

DIVIDENDS PER SHARE:
  Common Stock                    $   .17    $   .15    $    .51  $    .45
  Preferred Stock                 $   .81    $   .81    $   2.43  $   2.01










The accompanying notes are an integral part of these statements.

                                       2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets
                   September 30, 1994 and December 31, 1993
                       (Unaudited, in thousands, note 1)

                                              September 30,   December 31,
                                                  1994            1993

Assets:
  Property:
    Operating properties:
      Property and deferred costs
        of projects                             $2,939,996     $2,821,303
      Less accumulated depreciation
        and amortization                           476,461        429,070
                                                 2,463,535      2,392,233

    Properties in development (note 2)              52,295         57,065

    Properties held for development
      and sale                                     130,251        131,827

      Total property                             2,646,081      2,581,125

  Prepaid expenses, deferred charges
    and other assets                                96,762        107,972

  Accounts and notes receivable                     79,724         77,926

  Investments in marketable securities              24,977         34,403

  Cash and cash equivalents                         50,378         73,556

    Total                                       $2,897,922     $2,874,982



















The accompanying notes are an integral part of these statements.

                                       3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued
                   September 30, 1994 and December 31, 1993
                       (Unaudited, in thousands, note 1)

                                              September 30,   December 31,
                                                  1994            1993

Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment           $1,949,030      $1,886,257

    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                               290,058         273,540
      Convertible subordinated debentures         130,000         130,000
      Other debt                                  120,700         120,700
                                                  540,758         524,240

    Total debt                                  2,489,788       2,410,497

  Obligations under capital leases                 60,665          63,099

  Accounts payable, accrued expenses
    and other liabilities                         185,747         209,256

Deferred income taxes                              80,959          78,979

Shareholders' equity:
  Series A Convertible Preferred stock of
    1 cent par value per share; 4,025,000
    shares authorized; 4,024,883 shares
    outstanding in 1994 with a liquidation
    preference of $201,244,150 and 4,025,000
    shares outstanding in 1993 with a
    liquidation preference of $201,250,000             40              40
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 47,568,023
    shares issued in 1994 and 47,562,226
    shares issued in 1993                             476             476
  Additional paid-in capital                      283,820         281,533
  Accumulated deficit                            (203,573)       (168,898)


     Total shareholders' equity                    80,763         113,151

       Total                                   $2,897,922      $2,874,982





The accompanying notes are an integral part of these statements.

                                       4
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1994 and 1993
                       (Unaudited, in thousands, note 1)

                                                      1994          1993

Cash flows from operating activities:
  Rents and other revenues received                 $459,941      $439,760
  Proceeds from land sales                            31,391        21,794
  Interest received                                    7,844         7,561
  Land development expenditures                      (13,054)      (16,681)
  Operating expenditures:
    Operating properties                            (231,899)     (238,155)
    Land sales, development and corporate             (8,797)       (7,576)
  Interest paid:
    Operating properties                            (151,774)     (139,829)
    Land sales, development and corporate            (14,644)      (17,629)
    Net cash provided by operating activities         79,008        49,245

Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                   (51,489)      (61,469)
  Expenditures for property acquisitions             (93,885)      (32,318)
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and remerchandising              (6,277)       (6,317)
      Building and equipment                          (3,954)       (4,036)
  Purchases of marketable securities                 (54,917)      (57,688)
  Proceeds from redemptions or sales of
    marketable securities                             64,343        41,552
  Other                                                2,907        (2,995)
    Net cash used in investing activities           (143,272)     (123,271)

Cash flows from financing activities:
  Proceeds from issuance of property debt            338,227       181,444
  Repayments of property debt:
    Scheduled principal payments                     (31,961)      (14,351)
    Other payments                                  (216,548)     (236,792)
  Proceeds from issuance of other debt                     -       118,042
  Repayments of other debt                           (14,629)     (161,508)
  Proceeds from issuance of Preferred stock                -       195,864
  Proceeds from exercise of stock options                 67           199
  Dividends paid                                     (34,070)      (24,683)
   Net cash provided by financing activities          41,086        58,215

Net decrease in cash and cash equivalents            (23,178)      (15,811)

Cash and cash equivalents at beginning of period      73,556        79,785

Cash and cash equivalents at end of period          $ 50,378      $ 63,974

The accompanying notes are an integral part of these statements.
                                       5
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued
                 Nine Months Ended September 30, 1994 and 1993
                       (Unaudited, in thousands, note 1)

                                                      1994          1993

Reconciliation of net loss to net cash
  provided by operating activities:

Net loss                                            $   (608)     $ (8,827)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                     56,086        51,585
    (Gain) loss on dispositions of assets
      and other provisions, net                        4,960           351
    Deferred income tax provision                      3,624         3,161
    Extraordinary losses, net of related income
      tax benefits                                     3,053         6,796
    Additions to pre-construction reserve              2,800         2,000
    Provision for bad debts                            2,704         3,209
    Decrease (increase) in operating assets and
      liabilities, net                                 6,389        (9,030)

Net cash provided by operating activities           $ 79,008      $ 49,245


Schedule of Non-Cash Investing and Financing
  Activities:
  Mortgages assumed (extinguished) in
    connection with acquisitions (dispositions)
    of interests in properties, net                 $(14,988)    $  70,335
  Value of non-cash consideration given in
    connection with acquisitions of
    interests in properties
                                                           -        13,416

















The accompanying notes are an integral part of these statements.

                                       6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 1994

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

(2)  Properties in development

     Properties in development include construction and development in progress and pre-construction costs, net. The construction and development in progress accounts include land and land improvements of $11,211,000 at September 30, 1994.

     Changes in pre-construction costs, net, for the nine months ended
       September 30, 1994 are summarized as follows (in thousands):

    Balance at beginning of period, before
      pre-construction reserve                              $18,473
    Costs incurred                                            6,423
    Costs transferred to construction and
      development in progress                                (3,391)
    Costs transferred to operating properties                  (877)
    Costs of unsuccessful projects written-off               (2,110)
                                                             18,518
    Less pre-construction reserve                            13,512

    Balance at end of period, net                           $ 5,006












                                       7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(3)  Debt

     Debt at September 30, 1994 and December 31, 1993 is summarized as follows (in thousands):
                                   September 30,          December 31,
                                       1994                   1993
                                            Due in                 Due in
                                  Total    one year      Total    one year

     Mortgages and bonds       $2,074,322  $ 59,267   $1,923,791  $ 30,485
     Convertible subordinated
       debentures                 130,000         -      130,000         -
     Other loans                  285,466    20,331      356,706    26,003
        Total                  $2,489,788  $ 79,598   $2,410,497  $ 56,488


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

(5)  Extraordinary losses, net of related income tax benefits

     The extraordinary losses in 1994 result from early extinguishments of debt ($4,251,000) and damages to a retail property as a result of an earthquake ($446,000) net of deferred tax benefits aggregating $1,644,000.

     The extraordinary losses in 1993 result from early extinguishments of debt ($10,390,000) less deferred tax benefits ($3,594,000).






                                       8
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(6)  Contingencies

On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates, and a partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk and that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. The Defendants filed answers denying the claims of Plaintiff and asserting other defenses. NORA also asserted a counterclaim against Plaintiff and its individual guarantors for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest from the date the suit was filed and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants, including Defendants' Motions for Judgment Notwithstanding the Verdict, Remittitur and/or New Trial. The trial court also entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeal, Fourth District. Defendants intend to vigorously pursue their rights of appeal. An estimate of the ultimate possible loss in the case cannot be made at this time, although a reasonably possible range of loss could be as high as the full amount of damages awarded in the case, together with interest accrued and attorneys' fees awarded.

In addition, the Company and certain of its subsidiaries and affiliates are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provisions (less than $1,000,000 in the aggregate) have been made for losses with respect to all litigation matters (including with respect to the above-described suit), where appropriate, and the ultimate resolution of all such litigation matters is not likely to have a material effect on the consolidated financial position of the Company. Due to the Company's

                                     9
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(6)   Contingencies, continued

  modest and fluctuating net earnings (loss), it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Company's consolidated net earnings (loss), and it is, therefore, possible that the resolution of these matters could have such a material effect in any future quarter or annual fiscal period.













































                                       10
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis covers any material changes in financial condition since December 31, 1993 and any material changes in the results of operations for the three and nine months ended
  September 30, 1994 as compared to the same periods in 1993. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1993 Annual Report to Shareholders.

Operating Results:

Operating properties:
Revenues from retail centers increased $3,888,000 and $18,023,000 while total operating and interest expenses for retail centers increased $784,000 and $10,794,000 for the three and nine months ended
  September 30, 1994 as compared to the same periods in 1993. The increases in revenues and expenses for the nine months ended
  September 30, 1994 are primarily attributable to changes in the Company's portfolio of retail centers, including the acquisition of an interest in a retail center in the second quarter of 1993, openings of expansions in 1993 and the disposition of an interest in a retail center the Company continues to manage in the first quarter of 1994. Increases in effective rents due to re-leasing efforts, particularly at the Company's larger, major market retail centers, and tenant lease cancellation payments due to tenant restructurings also contributed to the increase in revenues. The increase in revenues for the three months ended
  September 30, 1994 was primarily attributable to higher effective rents due to re-leasing efforts, particularly at the Company's larger, major market retail centers, and an increase in tenant lease cancellation payments. The effect of the disposition of an interest in a retail center and lower interest expense due to debt repayments and refinancings mitigated the increase in expenses for the three months ended September 30, 1994 caused by the openings of the expansions and higher occupancy levels at the Company's larger, major market centers.

Revenues from office, mixed-use and other properties increased $684,000 and $1,223,000 while total operating and interest expenses decreased $1,600,000 for the three months ended September 30, 1994 and increased $1,042,000 for the nine months ended September 30, 1994 as compared to the same periods in 1993. The increases in revenues are primarily attributable to higher occupancy levels at office and hotel properties partially offset by lower recoveries of operating expenses at two office projects as the tenants began paying certain operating expenses directly in 1994. The increase for the nine months ended September 30, 1994 is also due to the opening of two industrial buildings in Columbia in the first half of 1993. The decrease in operating and interest expenses for the three months ended September 30, 1994 is primarily attributable to the disposition of the Company's interest in a mixed-use project and lower operating expenses at the two office projects referred to above. These decreases were partially offset by higher interest expense at certain office projects due to the refinancing of floating rate debt with fixed rate debt. The increase in operating and interest expenses for the nine months ended September 30, 1994 is primarily attributable to the opening of two industrial buildings in Columbia referred to above and the effects of higher occupancy levels, partially offset by lower operating

                                       11
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

  expenses at the two office projects. Lower interest expense due to debt reductions, refinancings and the exercise, in the second quarter of 1994, of an option in a loan agreement to reduce the effective interest rate on that loan mitigated the overall increase in operating and interest expenses.

Land sales:

Revenues from land sales increased $2,203,000 and $7,906,000 and total costs and expenses increased $1,448,000 and $5,303,000 for the three and nine months ended September 30, 1994, when compared to the same periods in 1993. The increases in revenues relate to higher sales of land for residential and commercial/other uses in Columbia. The increases in costs and expenses are attributable primarily to increased costs of sales related to higher sales revenues and higher operating and interest expenses due to lower levels of land development activity on projects other than Columbia.

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

Corporate:

Corporate interest income decreased $5,000 and $1,269,000 for the three and nine months ended September 30, 1994 when compared to the same periods in 1993. The decreases are primarily attributable to lower investment balances due to the use of the proceeds from the offerings of the 8.5% unsecured notes and Preferred stock completed in the first quarter of 1993 and, to a lesser extent, lower investment rates.

Corporate operating expenses increased $256,000 and $1,328,000 for the three and nine months ended September 30, 1994 when compared to the same periods in 1993. These increases are due primarily to costs of increased senior management focus on corporate matters as a result of reassignments of senior management responsibilities in the third quarter of 1993.

Corporate interest costs were $3,754,000 and $3,796,000 for the three months ended September 30, 1994 and 1993, respectively, and $10,322,000 and $14,954,000 for the nine months ended September 30, 1994 and 1993, respectively. Of such amounts, $734,000 and $552,000 were capitalized during the three months ended September 30, 1994 and 1993, respectively, and $1,750,000 and $1,669,000 for the nine months ended September 30, 1994 and 1993, respectively, on funds invested in development projects. The decrease in corporate interest costs is primarily attributable to the redemption of a $100,000,000 issue of convertible subordinated debentures in May 1993. This decrease was partially offset by issuance of the 8.5% unsecured notes; however, a portion of the proceeds of the notes and

                                       12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

  proceeds from refinancings of certain retail properties completed prior to 1993 were used to refinance certain land and operating property debt and to finance improvements to a number of operating properties during 1993 and 1994. The interest costs on loan proceeds used for other segments are included in the operating results of those segments.

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

Extraordinary losses, net of related income tax benefits

The extraordinary losses in 1994 result from early extinguishment of debt
  ($4,251,000) and damages to a retail property as a result of an earthquake ($446,000), net of deferred tax benefits aggregating
  $1,644,000.

The extraordinary losses in 1993 result from early extinguishments of debt
  ($10,390,000) less deferred tax benefits ($3,594,000).

Financial Condition and Liquidity:

Shareholders' equity decreased $32,388,000 from $113,151,000 at December 31, 1993 to $80,763,000 at September 30, 1994. The decrease was principally due to the payment of regular quarterly dividends on the Company's common and Preferred stocks.

The Company had cash and cash equivalents and investments in marketable securities totaling $75,355,000 and $107,959,000 at September 30, 1994 and December 31, 1993, respectively, including $6,124,000 and $4,422,000, respectively, restricted for use in the development of certain properties.

The Company has lines of credit available for up to $155,000,000 which may be used to provide corporate liquidity, fund property acquisition costs and finance other corporate needs, subject to lenders' approvals. They may also be utilized to pay some portion of existing debt, including maturities in 1994 and 1995. As of September 30, 1994, debt due in one year was $79,598,000. The Company continues to actively evaluate new sources of capital and is confident that it will be able to make these payments, arrange to refinance or extend these maturities prior to their scheduled repayment dates or take advantage of new sources of capital without necessitating property sales.
                                       13
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Net cash provided by operating activities was $79,008,000 and $49,245,000 for the nine months ended September 30, 1994 and 1993, respectively. The increase in 1994 is due primarily to the timing of receipt of revenues (including land sales proceeds) and the payment of operating and interest expenses and land development costs. The factors discussed previously under the operating results of the four major business segments also affected the level of net cash provided by operating activities.

Net cash used in investing activities was $143,272,000 and $123,271,000 for the nine months ended September 30, 1994 and 1993, respectively. The increase of $20,001,000 is attributable primarily to higher expenditures for property acquisitions partially offset by lower development expenditures and a change in net marketable securities transactions (primarily short-term U. S. Treasury securities) from net purchases of $16,136,000 in 1993 to net sales of $9,426,000 in 1994. The property acquisitions in 1994 consist primarily of the purchase of land underlying a retail center together with the participation interest of the former lessor. The 1993 acquisitions consist of purchases of partners' interests in retail properties.

Net cash provided by financing activities was $41,086,000 and $58,215,000 for the nine months ended September 30, 1994 and 1993, respectively.
  Cash flows from financing activities in 1994 included the issuance of debt to fund the property acquisition described above partially reduced by net debt repayments and Preferred stock dividends. Cash flows from financing activities for 1993 included the proceeds from public offerings of unsecured debt and Preferred stock, portions of which were used to repay property and other debt during the period. There were no similar transactions in 1994.

Scheduled principal payments on property debt were $31,961,000 and $14,351,000 for the nine months ended September 30, 1994 and 1993, respectively, including $29,381,000 and $13,888,000, respectively, relating to operating properties debt.





















                                       14
Part II.  Other Information
Item 1.  Legal Proceedings


On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates - Rouse-New Orleans, Inc. and New Orleans Riverwalk Limited Partnership - and Connecticut General Life Insurance Company, which is a general partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk by (i) failing to prevent the leased premises from flooding, (ii) refusing to permit entertainment on the leased premises, (iii) interfering with the operation of air conditioning equipment on the leased premises and (iv) failing to provide adequate security. Plaintiff claims that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff seeks damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. All Defendants filed answers denying the claims of Plaintiff and asserting other defenses. NORA also asserted a counterclaim against Plaintiff and its guarantors, Robert Guastella and Charles Kovacs, for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest from the date the suit was filed and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants, including Defendants' Motions for Judgment Notwithstanding the Verdict, Remittitur and/or New Trial. The trial court also entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeal, Fourth District. Defendants intend to vigorously pursue their rights of appeal. For additional information about this suit, see Note 6 - Contingencies to the Consolidated Financial Statements (Unaudited).













                                       15
Part II.  Other Information

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





































                                       16
                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE ROUSE COMPANY

                                            Principal Financial Officer:



Date: November 14, 1994                     By   /s/Jeffrey H. Donahue
                                               Jeffrey H. Donahue
                                               Senior Vice President and
                                                 Chief Financial Officer

                                            Principal Accounting Officer:


Date: November 14, 1994                     By   /s/George L. Yungmann
                                               George L. Yungmann
                                               Senior Vice President and
                                                 Controller
































                                       17

                                      Exhibit Index


Exhibit Number                              Description

       3                                    Articles of Incorporation and
                                            By-laws

      11                                    Statement re Computation of per
                                            share earnings (loss)

      27                                    Financial Data Schedule














































                                       18
Exhibit 3.  Articles of Incorporation and Bylaws.

  The Bylaws of The Rouse Company as amended September 22, 1994 are attached.























































                                       19
                                                                      Exhibit 3

                                             As Revised 9/22/94

                                    BYLAWS

                                      OF

                               THE ROUSE COMPANY

                                   ARTICLE I

                                 STOCKHOLDERS


     SECTION 1.01. Annual Meeting. The Company shall hold an annual meeting of its stockholders to elect directors and transact any other business within its powers in each year on such date during the month of May as shall be set by the Board of Directors. Except as the Charter or a statute provides otherwise, any business may be considered at an annual meeting without the purpose of the meeting having been specified in the notice. Failure to hold an annual meeting does not invalidate the Company's existence or affect any otherwise valid corporate act.

     SECTION 1.02. Special Meeting. At any time in the interval between annual meetings, a special meeting of the stockholders may be called by the Chairman of the Board or, if he or she is unavailable due to disability or other reason, by the Chief
Executive Officer or the President, or by a majority of the Board of Directors by vote at a meeting or in writing (addressed to the Secretary of the Company) with or without a meeting. Special meetings of the stockholders shall be called at the request of the stockholders if and as required by law; in such case, the Board of Directors or the Chief Executive Officer shall establish the date of the special meeting, which shall not be more than 90 days after the requesting stockholders have (i) established that the Company is required by law to hold the special meeting and
(ii) paid to the Company any costs of the meeting required by law to be paid by them. No business shall be transacted at any special meeting except that named in the notice.

     SECTION 1.03. Place of Meetings. Meetings of stockholders shall be held at such place in the United States as is set from time to time by the Board of Directors.

     SECTION 1.04. Notice of Meetings; Waiver of Notice. Not less than 10 nor more than 90 days before each stockholders meeting, the Chief Executive Officer or the Secretary shall give written notice of the meeting to each stockholder entitled to vote at the meeting and each other stockholder entitled to notice of the meeting. The notice shall state the time and place of the meeting and, if the meeting is a special meeting or notice of the purpose is required by statute, the purpose of the meeting.




                                       20
                                                       Exhibit 3, continued

Notice is given to a stockholder when it is personally delivered to him or her, left at his or her residence or usual place of business, or mailed to him or her at his or her address as it appears on the records of the Company. Notwithstanding the foregoing provisions, each person who is entitled to notice waives notice if before or after the meeting he or she signs a waiver of the notice which is filed with the records of the stockholders' meeting or if he or she is present at the meeting in person or by proxy.

     SECTION 1.05. Quorum; Voting. Unless a statute or the Charter provides otherwise, (i) at a meeting of stockholders the presence in person or by proxy of stockholders entitled to cast a majority of all the votes entitled to be cast at the meeting constitutes a quorum, and (ii) a majority of all the votes cast at a meeting at which a quorum is present is sufficient to approve any matter that properly comes before the meeting, except that a plurality of all the votes cast at a meeting at which a quorum is present is sufficient to elect a director.

     SECTION 1.06. Adjournments. Whether or not a quorum is present, a meeting of stockholders convened on the date for which it was called may be adjourned from time to time without further notice by a majority vote of the stockholders present in person or by proxy to a date not more than 120 days after the original record date. Any business which might have been transacted at the meeting as originally notified may be deferred and transacted at any such adjourned meeting at which a quorum is present.

     SECTION 1.07. General Right to Vote; Proxies. Unless the Charter provides for a greater or lesser number of votes per share or limits or denies voting rights, each outstanding share of stock, regardless of class, is entitled to one vote on each matter submitted to a vote at a meeting of stockholders. In all elections for directors, each share of stock may be voted for as many individuals as there are directors to be elected and for whose election the share is entitled to be voted. A stockholder may vote the stock he or she owns of record either in person or by written proxy signed by the stockholder or by his or her duly authorized attorney in fact. Unless a proxy provides otherwise, it is not valid more than 11 months after its date.

     SECTION 1.08. Conduct of Business and Voting. At all meetings of stockholders, unless the voting is conducted by inspectors, the proxies and ballots shall be received, and all questions relating to the qualification of voters and the validity of proxies, the acceptance or rejection of votes and procedures for the conduct of business not otherwise specified by these Bylaws, the Charter or law, shall be decided or determined








                                       21
                                                           Exhibit 3, continued

by the chairman of the meeting. If demanded by stockholders, present in person or by proxy, entitled to cast 25% in number of votes entitled to be cast, or if ordered by the chairman of the meeting, the vote upon any election or question shall be taken by ballot and, upon like demand or order, the voting shall be conducted by two inspectors, in which event the proxies and ballots shall be received, and all questions relating to the qualification of voters and the validity of proxies and the acceptance or rejection of votes shall be decided by such inspectors. Unless so demanded or ordered, no vote need be by ballot, and voting need not be conducted by inspectors. The chairman of the meeting may choose an inspector or inspectors to act at such meeting and, in default of such election, the stockholders at the meeting may appoint an inspector or inspectors. No candidate for election as a director at a meeting shall serve as an inspector.

ARTICLE II

BOARD OF DIRECTORS

     SECTION 2.01. Function of Directors. The business and affairs of the Company shall be managed under the direction of its Board of Directors. All powers of the Company may be exercised by or under authority of the Board of Directors, except as conferred on or reserved to the stockholders by statute or by the Charter or Bylaws.

     SECTION 2.02. Number of Directors. The Company shall have 10 directors until the number of directors is changed as herein provided. A majority of the entire Board of Directors may alter the number of directors to not exceeding 25 nor less than the minimum number required by law, but such action may not affect the tenure of office of any director.

     SECTION 2.03. Election and Tenure of Directors. At each annual meeting, the stockholders shall elect directors to hold office until the next annual meeting and until their successors are elected and qualify.

     SECTION 2.04.      Vacancy on the Board; Removal of Director.

          (a) A majority of the directors, whether or not sufficient to constitute a quorum, may fill a vacancy on the Board of Directors. A director elected by the Board of Directors to fill a vacancy serves until the next annual meeting of stockholders and until his or her successor is elected and qualifies.









                                       22
                                                           Exhibit 3, continued

          (b)  At any special or annual meeting of the
stockholders called in the manner provided for by this Article, any director or directors may be removed from office by a vote of a majority of all the votes that are entitled to be cast by all shares of stock outstanding and entitled to vote for the election of directors, and, another or other directors may be elected as provided in Section 2.04(c) of these Bylaws.

          (c) The stockholders may elect a successor to fill a vacancy on the Board of Directors that results from the removal of a director, subject to Section 2.05 of these Bylaws. A director elected by the stockholders to fill a vacancy that results from the removal of a director shall serve for the balance of the term of the removed director.


     SECTION 2.05.      Nomination of Directors.

          (a) Nominations of persons for election to the Board of Directors may be made at an annual meeting or special meeting of stockholders called for the purpose of electing directors only
(i) by or at the direction of the Board of Directors or (ii) by any stockholder who is entitled to vote for the election of directors at the meeting and who complies with the notice procedures set forth in this Section 2.05.

            (b) Any nominations not made by or at the direction of the Board of Directors shall be made pursuant to a timely written notice delivered to or mailed and received by the Secretary at the principal executive offices of the Company not later than 60 nor more than 90 days prior to the scheduled date of the meeting, regardless of any postponements or adjournments of the meeting to a later date; provided, however, that if notice of the meeting is mailed to stockholders less than 70 days prior to the date of the meeting, notice by the stockholder to the Secretary must be so delivered or received within 10 days after the earlier of (i) the date on which the notice of the date of the meeting was mailed to the stockholder or (ii) the date on which the Company publicly disclosed the date of the meeting. A stockholder's notice to the Secretary shall set forth (i) as to each person whom the stockholder proposes to nominate for election or re-election as a director: (a) the name, age, business address and residence address of the person, (b) the principal occupation or employment of the person, (c) the class and number of shares of the Company that are beneficially owned by the person on the date of the stockholder's notice and (d) any other information relating to the person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities








                                       23
                                                           Exhibit 3, continued

Exchange Act of 1934, as amended; (ii) as to the stockholder giving the notice: (a) the name and address, as they appear on the Company's books, of the stockholder and any other stockholders known by the stockholder to be supporting the nominee(s), and (b) the class and number of shares of the Company that are beneficially owned by the stockholder on the date of the stockholder's notice and by any other stockholders known by the stockholders to be supporting the nominee(s) on the date of the stockholder's notice; and (iii) a description of all arrangements or understandings between the stockholder and each nominee and other person or persons (naming and providing the business address of such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder.

            (c) The chairman of the annual or special stockholders meeting shall, if the facts warrant, determine and declare to the meeting that (i) a nomination was not made in accordance with the procedures prescribed by these Bylaws and (ii) the defective nomination shall be disregarded.

     SECTION 2.06. Regular Meetings. Any regular meeting of the Board of Directors shall be held on such date and at any place as may be designated from time to time by the Chairman of the Board or the Board of Directors.

     SECTION 2.07. Special Meetings. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board or, if he or she is unavailable due to disability or other reason, by the Chief Executive Officer or the President, or by a majority of the Board of Directors by vote at a meeting or in writing with or without a meeting. A special meeting of the Board of Directors shall be held on such date and at any place as may be designated from time to time by the Chairman of the Board or, if he or she is unavailable due to disability or other reason, by the Chief Executive Officer or the President, or by a majority of the Board of Directors.

     SECTION 2.08. Notice of Meeting. The Secretary or such other person as shall be designated by the Chairman of the Board or, if he or she is unavailable due to disability or other reason, by the Chief Executive Officer or the President, or by a majority of the Board of Directors shall give notice to each director of each regular and special meeting of the Board of Directors. The notice shall state the time and place of the meeting. Notice is given to a director when it is delivered personally to him or her, left at his or her residence or usual place of business, or sent or communicated by telegraph, facsimile transmission or telephone, at least 24 hours before the time of the meeting or, in the alternative, by mail to his or her








                                       24
                                                           Exhibit 3, continued

address as it shall appear on the records of the Company, at least 72 hours before the time of the meeting. Unless the Bylaws or a resolution of the Board of Directors provides otherwise, the notice need not state the business to be transacted at or the purposes of any regular or special meeting of the Board of Directors. No notice of any meeting of the Board of Directors need be given to any director who attends, except when a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened, or to any director who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice. Any regular or special meeting of the Board of Directors may adjourn from time to time to reconvene at the same or some other place, and no notice need be given of any such adjourned meeting other than by announcement at the meeting.

     SECTION 2.09. Action by Directors. Unless a statute or the Charter or Bylaws requires a greater proportion, the action of a majority of the directors present at a meeting at which a quorum is present is the action of the Board of Directors. A majority of the entire Board of Directors shall constitute a quorum for the transaction of business. In the absence of a quorum, the directors present, by majority vote and without notice other than by announcement at the meeting, may adjourn the meeting from time to time until a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted that might have been transacted at the meeting as originally notified. Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if a unanimous written consent that sets forth the action is signed by each member of the Board and filed with the minutes of proceedings of the Board.

     SECTION 2.10. Meeting by Conference Telephone. Members of the Board of Directors may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means constitutes presence in person at a meeting.

     SECTION 2.11. Compensation. By resolution of the Board of Directors, a fixed sum and expenses, if any, for attendance at each regular or special meeting of the Board of Directors or of committees thereof, and other compensation for their services as directors or on committees of the Board of Directors, may be paid to directors. Directors who are full-time employees of the Company need not be paid for attendance at meetings of the Board or committees thereof for which fees are paid to other directors.
A director who serves the Company in any other capacity also may receive compensation for such other services.






                                       25
                                                           Exhibit 3, continued

                                  ARTICLE III

                                  COMMITTEES

     SECTION 3.01. Committees. The Board of Directors may appoint from among its members an Executive Committee, an Audit Committee, a Personnel Committee, and other committees composed of two or more directors and delegate to these committees any of the powers of the Board of Directors, except the power to declare dividends or other distributions on stock, elect directors, issue stock other than as provided in the next sentence, recommend to the stockholders any action which requires stockholder approval, amend the Bylaws, or approve any merger or share exchange which does not require stockholder approval. If the Board of Directors has given general authorization for the issuance of stock, a committee of the Board, in accordance with a general formula or method specified by the Board by resolution or by adoption of a stock option or other plan, may fix the terms of stock subject to classification or reclassification and the terms on which any stock may be issued, including all terms and conditions required or permitted to be established or authorized by the Board of Directors.

     SECTION 3.02. Committee Procedure. Each committee may fix rules of procedure for its business, and shall meet at the call of the Chairman of the Board or the chairman of the committee. A majority of the members of a committee shall constitute a quorum for the transaction of business and the act of a majority of those present at a meeting at which a quorum is present shall be the act of the committee. The members of a committee present at any meeting, whether or not they constitute a quorum, may appoint a director to act in the place of an absent member. Any action required or permitted to be taken at a meeting of a committee may be taken without a meeting, if a unanimous written consent which sets forth the action is signed by each member of the committee and filed with the minutes of the committee. The members of a committee may conduct any meeting thereof by conference telephone in accordance with the provisions of Section 2.10.



















                                       26
                                                           Exhibit 3, continued

                                  ARTICLE IV

                                   OFFICERS

      SECTION 4.01. Executive and Other Officers. Unless otherwise determined by the Board of Directors or as required by law, the officers of the Company shall consist of a President, a Chief Executive Officer, a Secretary, a Treasurer and whenever deemed advisable by the Board, one or more Vice-Presidents, Assistant Secretaries, Assistant Treasurers and such other officers as shall be elected from time to time by the Board of Directors. All such officers shall be chosen by the Board of Directors, shall have such duties and responsibilities as the Board of Directors may direct and shall hold office only during the pleasure of the Board of Directors or until their successors are chosen and qualified. Any two or more offices except those of President and Vice-President may be held by the same person, but no officer shall execute, acknowledge or verify any instrument in more than one capacity when such instrument is required to be executed, acknowledged or verified by any two or more officers. The Board of Directors may from time to time appoint such other agents and employees, with such powers and duties as it may deem proper. Election or appointment of an officer, employee or agent shall not of itself create contract rights. The Board of Directors may remove an officer at any time. The removal of an officer does not prejudice any of his or her contract rights. The Board of Directors may fill a vacancy that occurs in any office.

     SECTION 4.02. Chairman of the Board. The Chairman of the Board shall be chosen from among the directors. The Chairman of the Board shall, unless otherwise provided by the Board of Directors, preside at all meetings of the Board of Directors and all annual and special meetings of stockholders and shall perform such other duties as the Board of Directors may direct from time to time. The Chairman of the Board may but need not be the President.

     SECTION 4.03.      Chief Executive Officer.   The Chief
Executive Officer shall have general responsibility for the management and direction of the Company's business and shall perform such other duties as the Board of Directors may direct from time to time. The Chief Executive Officer shall be either the Chairman of the Board or the President, as may be specified by the Board of Directors.

     SECTION 4.04.      President.  The President shall, if the
Chairman of the Board is unavailable due to disability or other reason, preside at meetings of the Board of Directors and at








                                       27
                                                           Exhibit 3, continued

annual and special meetings of stockholders, and shall perform such other duties as the Chief Executive Officer or the Board of Directors may direct from time to time. The office of President may but need not be held by the Chairman of the Board.

     SECTION 4.05. Vice-Presidents. The Vice-Presidents shall perform such duties as the Chief Executive Officer or the Board of Directors may direct.

     SECTION 4.06. Treasurer. The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Company, and shall deposit, or cause to be deposited, in the name of the Company, all moneys or other valuable effects in such banks, trust companies or other depositories as he or she shall, from time to time, select; he or she shall render to the Chief Executive Officer, the President and to the Board of Directors, whenever requested, an account of the financial condition of the Company; and, in general, he or she shall perform all the duties incident to the office of a treasurer of a corporation, and such other duties as are from time to time assigned by the Board of Directors or the Chief Executive Officer.

     SECTION 4.07. Secretary. The Secretary shall keep the minutes of the meetings of the stockholders, of the Board of Directors and of any committees, in books provided for the purpose; shall see that all notices are duly given in accordance with the provisions of the Bylaws or as required by law; shall be the custodian of the records of the Company; may witness any document on behalf of the Company, the execution of which is duly authorized, see that the corporate seal is affixed where such document is required or desired to be under its seal, and, when so affixed, may attest the same; and, in general, shall perform all duties incident to the office of a secretary of a corporation, and such other duties as are from time to time assigned by the Board of Directors or the Chief Executive Officer.

     SECTION 4.08. Assistant and Subordinate Officers. The assistant and subordinate officers of the Company are all officers below the office of Vice-President, Secretary or Treasurer. The Assistant Treasurers and Assistant Secretaries and any other assistant or subordinate officers of the Company shall perform such duties as may from time to time be assigned to them by the Board of Directors, the Chief Executive Officer or the President.











                                       28
                                                           Exhibit 3, continued


     SECTION 4.09. Additional Signature Authority. The Board of Directors may, from time to time, designate any other person or persons, on behalf of the Company, to sign any contracts, deeds, notes, or other instruments in the place or stead of any officers; and any instruments so signed in accordance with a resolution of the Board shall be the valid act of this Company as fully as if executed by any regular officer.

                                  ARTICLE V

                                 RESIGNATION

          Any director or officer may resign his or her office at any time; such resignation shall be made in writing and shall take effect from the time of its receipt by the Company, unless some time be fixed in the resignation, and then from that time. The acceptance of a resignation shall not be required to make it effective.

                                  ARTICLE VI

                                   FINANCE

     SECTION 6.01. Checks, Drafts, Etc. All checks, drafts and orders for the payment of money, notes and other evidences of indebtedness, issued in the name of the Company, shall, unless otherwise provided by resolution of the Board of Directors, be signed by the Chief Executive Officer, the President, a Vice-President or an Assistant Vice-President and countersigned by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary.

     SECTION 6.02. Annual Statement of Affairs. The Chief Executive Officer, the President or the chief accounting officer shall prepare annually a full and correct statement of the affairs of the Company, to include a balance sheet and a financial statement of operations for the preceding fiscal year. The statement of affairs shall be submitted at the annual meeting of the stockholders and, within 20 days after the meeting, placed on file at the Company's principal office.

     SECTION 6.03. Fiscal Year. Unless otherwise provided by resolution of the Board of Directors, the fiscal year of the Company shall be the twelve calendar month period ending December
31 in each year.











                                       29
                                                           Exhibit 3, continued



                                  ARTICLE VII

                                     STOCK

     SECTION 7.01. Certificates for Stock. Each stockholder is entitled to certificates that represent and certify the shares of stock he or she holds in the Company. Each stock certificate shall include on its face the name of the Company, the name of the stockholder or other person to whom it is issued, and the class of stock and number of shares it represents. It shall be in such form, not inconsistent with law or with the Charter, as shall be approved by the Board of Directors or any officer or officers designated for such purpose by resolution of the Board of Directors. Each stock certificate shall be signed by the Chairman of the Board, the President or a Vice-President, and countersigned by the Secretary, an Assistant Secretary, the Treasurer or an Assistant Treasurer. Each certificate may be sealed with the actual corporate seal or a facsimile of it or in any other form and the signatures may be either manual or facsimile signatures. A certificate is valid and may be issued whether or not an officer who signed it is still an officer when it is issued.

     SECTION 7.02. Transfers. The Board of Directors shall have power and authority to make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates of stock; and may appoint transfer agents and registrars thereof. The duties of transfer agent and registrar may be combined.

     SECTION 7.03. Record Dates and Closing of Transfer Books. The Board of Directors may set a record date or direct that the stock transfer books be closed for a stated period for the purpose of making any proper determination with respect to stockholders, including which stockholders are entitled to notice of a meeting, to vote at a meeting, to receive a dividend, or to be allotted other rights. The record date may not be prior to the close of business on the day the record date is fixed nor, subject to Section 1.06, more than 90 days before the date on which the action requiring the determination will be taken. The transfer books may not be closed for a period longer than 20 days and, in the case of a meeting of stockholders, the record date or the closing of the transfer books shall be at least ten days before the date of the meeting.











                                       30
                                                           Exhibit 3, continued

     SECTION 7.04. Stock Ledger. The Company shall maintain a stock ledger which contains the name and address of each stockholder and the number of shares of stock of each class which the stockholder holds. The stock ledger may be in written form or in any other form which can be converted within a reasonable time into written form for visual inspection. The original or a duplicate of the stock ledger shall be kept at the offices of a transfer agent for the particular class of stock, or, if none, at the principal office in the State of Maryland or the principal executive offices of the Company.

     SECTION 7.05. Lost Stock Certificates. The Board of Directors of the Company may determine the conditions for issuing a new stock certificate in place of one that is alleged to have been lost, stolen, or destroyed, or the Board of Directors may delegate such power to any officer or officers of the Company.
In their discretion, the Board of Directors or such officer or officers may refuse to issue such new certificate save upon the order of a court having jurisdiction in the premises.

                                  ARTICLE VIII

                                   AMENDMENTS

          Except as otherwise provided by law or by the Charter, these Bylaws may be altered, amended, or added to by the Board of Directors at any regular or special meeting of the Board of Directors.

                                  ARTICLE IX

                                INDEMNIFICATION

     SECTION 9.01. Provision of Indemnification. The Company shall provide indemnification as follows:

          (a) Persons who are or were directors or officers of the Company shall be indemnified by the Company to the fullest extent permitted by the general laws of the State of Maryland, as now or hereafter in force, including the advance of expenses under the procedures provided by such laws, in respect to matters arising out of service in their capacities as directors or officers of the Company or arising out of service at the request of the Company in any capacity (including, but not limited to, as directors, officers, partners, trustees, agents or employees) of any other organization (including, but not limited to a direct or indirect subsidiary or affiliate of the Company, another foreign or domestic corporation, partnership, joint venture, trust, other enterprise or employee benefit plan).








                                       31
                                                           Exhibit 3, continued

          (b) In the sole discretion of the Company, persons who are or were employees or agents of the Company may be indemnified by the Company to any extent permitted by the general laws of the State of Maryland, as now or hereafter in force, including the advance of expenses, in respect to matters arising out of service in their capacities as employees or agents of the Company or arising out of service at the request of the Company in any capacity (including, but not limited to, as directors, officers, partners, trustees, agents or employees) of any other organization (including, but not limited to, a direct or indirect subsidiary or affiliate of the Company, another foreign or domestic corporation, partnership, joint venture, trust, other enterprise or employee benefit plan).

    SECTION 9.02.    Procedure.

          (A) With respect to persons who are or were directors or officers of the Company, to the extent that any determination is required under applicable law as to whether such person is entitled to indemnification under Section 9.01(a) above, including the advance of expenses, such determination shall be made by independent legal counsel retained by the Company and appointed by either the Board of Directors or the Chief Executive Officer. Any determination by such independent legal counsel to deny indemnification, including the advance of expenses, shall be subject at the request of the person who is denied indemnifica-tion, including the advance of expenses, to de novo review to the fullest extent obtainable in any court that is appropriate under the general of laws of the State of Maryland or other applicable statutory or decisional law, as now or hereafter in force.

          (B)  With respect to persons who are or were employees
or agents of the Company, any determination by the Company under
Section 9.01(b) above shall be made by:

                     (i)  the Board of Directors or any committee
designated by the Board of Directors;

                     (ii)  the Chief Executive Officer; or

                     (iii) at the request of the Board of
Directors, any committee designated by the Board of Directors or the Chief Executive Officer, by independent legal counsel retained by the Company and appointed by the Board of Directors, any committee designated by the Board of Directors or the Chief
Executive Officer.











                                       32
                                                           Exhibit 3, continued

          (C) Any indemnification or payment of expenses in advance of the final disposition of any proceeding shall be made promptly, and in any event within 60 days, upon the written request of the director or officer entitled to seek indemnification (the "Indemnified Party"). The right to indemnification and advances hereunder shall be enforceable by the Indemnified Party in any court of competent jurisdiction, if
(i) the Company denies such request, in whole or in part, or (ii) no disposition thereof is made within 60 days. The Indemnified Party's costs and expenses incurred in connection with successfully establishing his or her right to indemnification, in whole or in part, in any such action shall also be reimbursed by the Company.

     SECTION 9.03. Exclusivity, Contract Rights. The indemnifi-cation and advance of expenses provided by the Charter and these Bylaws shall not be deemed exclusive of any other rights to which a person seeking indemnification or advance of expenses may be entitled under any law (common or statutory), or any agreement, vote of stockholders or disinterested directors or other provision that is consistent with law, both as to action in his or her official capacity and as to action in another capacity while holding office or while employed by or acting as agent for the Company, shall continue in respect of all events occurring while a person was a director or officer after such person has ceased to be a director or officer, and shall inure to the benefit of the estate, heirs, executors and administrators of such person. All rights to indemnification and advance of expenses under the Charter of the Company and hereunder shall be deemed to be a contract between the Company and each director or officer of the Company who serves or served in such capacity at any time while this Bylaw is in effect.

     SECTION 9.04. Insurance and Similar Protection. The Company may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Company, or who, while a director, officer, employee or agent of the Company, is or was serving at the request of the Company in any capacity (including, but not limited to, as a director, officer, partner, trustee, employee or agent) of any other organization (including, but not limited to, a direct or indirect subsidiary or affiliate of the Company, another foreign or domestic corporation, partnership, joint venture, trust, other enterprise or employee benefit plan) against any liability asserted against or incurred by such person in any such capacity or arising out of such person's position, whether or not the Company would have the power to indemnify such person under the general laws of the State of Maryland or other applicable statutory or decisional law, as now or hereafter in force. The Company may provide similar protection, including a trust fund, letter of credit or surety bond, not inconsistent with the






                                       33
                                                           Exhibit 3, continued

general laws of the State of Maryland or other applicable statutory or decisional law, as now or hereafter in force.

     SECTION 9.05. No Retroactivity. No amendment of the Bylaws of the Company or repeal of any of its provisions shall limit or eliminate the benefits provided to directors, officers, employees or agents of the Company under this Article IX with respect to any act or omission that occurred prior to such amendment or repeal.

     SECTION 9.06. Severability; Definitions. The invalidity or unenforceability of any provision of this Article IX shall not affect the validity or enforceability of any other provision hereof. The phrase "this Bylaw" in this Article IX means this
Article IX in its entirety.

                                  ARTICLE X

                             SUNDRY PROVISIONS

     SECTION 10.01. Corporate Seal. The Board of Directors shall provide a suitable seal, bearing the name of the Company, which shall be in the charge of the Secretary. The Board of Directors may authorize one or more duplicate seals and provide for the custody thereof. If the Company is required to place its corporate seal to a document, it is sufficient to meet the requirement of any law, rule, or regulation relating to a corporate seal to place the word "Seal" adjacent to the signature of the person authorized to sign the document on behalf of the Company.

     SECTION 10.02. Voting Upon Shares in Other Corporations. Stock of other corporations or associations, registered in the name of the Company, may be voted by the Chief Executive Officer, the President, a Vice-President or a proxy appointed by either of them. The Board of Directors, however, may by resolution appoint some other person to vote such shares, in which case such person shall be entitled to vote such shares upon the production of a certified copy of such resolution.

                                  ARTICLE XI

           APPLICABILITY OF MARYLAND BUSINESS COMBINATION PROVISIONS

          The provisions of Section 3-602, as amended from time to time, of the Corporations and Associations Article of the Annotated Code of Maryland (the "Code") shall apply to any "business combination" (as the term is defined in Section 3-601, as amended from time to time, of the Code) with the Company.








                                       34
                                                           Exhibit 3, continued

                                  ARTICLE XII

                       APPLICABILITY OF MARYLAND CONTROL
                          SHARE ACQUISITION PROVISION

          The provisions of Section 3-701 et seq., as amended from time to time, of the Corporations and Associations Article of the Annotated Code of Maryland (the "Code") shall not apply to any "control-share acquisition" (as the term is defined in Section 3-701, as amended from time to time, of the Code) of shares of the Company.














































                                       35
                                                           Exhibit 11


                      THE ROUSE COMPANY AND SUBSIDIARIES
            Computation of Fully Diluted Earnings (Loss) Per Share
              (Unaudited, in thousands except per share amounts)

                                       Three months         Nine months
                                   ended September 30,  ended September 30,
                                     1994       1993      1994       1993

Earnings (loss) before
  extraordinary losses             $  4,146   $  (924)  $ 2,445    $(2,031)

  Add after-tax interest expense
    applicable to convertible
    subordinated debentures           1,215     1,215     3,644      5,021

  Earnings before extraordinary
    losses, as adjusted               5,361       291     6,089      2,990

  Extraordinary losses                    -    (3,490)   (3,053)    (6,796)

Net earnings (loss), as adjusted   $  5,361   $(3,199)  $ 3,036    $(3,806)


Shares:

  Weighted average number of
    common shares outstanding        47,565    47,392    47,563     47,363

  Assuming conversion of
    convertible Preferred stock       9,470     9,470     9,470      7,840

  Assuming conversion of
    convertible subordinated
    debentures                        4,542     4,542     4,542      5,917

  Assuming exercise of options and
    warrants reduced by the number
    of shares which could have been
    purchased with the proceeds
    from the exercise of such
    options                             186       240       173       240

Weighted average number of shares
  outstanding, as adjusted           61,763    61,644    61,748    61,360












                                       36
                                                          Exhibit 11, continued

                      THE ROUSE COMPANY AND SUBSIDIARIES
      Computation of Fully Diluted Earnings (Loss) Per Share, continued
              (Unaudited, in thousands except per share amounts)

                                       Three months         Nine months
                                   ended September 30,  ended September 30,
                                     1994       1993      1994       1993

Earnings (loss) per common
 share assuming full dilution:

Earnings before extraordinary
  losses, as adjusted              $    .09  $   .04   $   .10  $   .05
Extraordinary losses                      -     (.04)     (.05)    (.06)

Net earnings (loss), adjusted      $   (.09) $     -   $  (.05) $  (.01)


This calculation is submitted in accordance with Regulation S-K item 601
(b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.




































                                       37