Form 10-K
ROUSE COMPANY
filed 1995-03-31
CIK 85388

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K

[x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1994
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

 Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (par value 1c per share)
                     -------------------------------------
                                (Title of Class)

         Series A Convertible Preferred Stock (par value 1c per share)
         -------------------------------------------------------------
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x      No
                                              -----       -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x
            ---

  As of March 10, 1995, there were outstanding 47,797,546 shares of the registrant's common stock, par value 1c, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was
                                 ----------------------------------------
approximately $926,077,454.

                      Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I, II and IV.

Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before
  April 7, 1995 is incorporated by reference into Part III.
--------------------------------------------------------------------------------

                                     PART I
                                     ------


Item 1.   Business.

Item 1(a).  General Development of Business.

  The Rouse Company (the "Company") was incorporated as a business corporation under the laws of the State of Maryland in 1956. Its principal offices are located at The Rouse Company Building, Columbia, Maryland 21044. Its telephone number is (410) 992-6000. The Company, through its subsidiaries and affiliates, is engaged in (i) the ownership, management, acquisition and development of income-producing and other real estate in the United States, including retail centers, office buildings, mixed-use projects, community retail centers and two hotels, and the management of one retail center in Canada, and (ii) the development and sale of land to builders and other developers, primarily around Columbia, Maryland, for residential, commercial and industrial uses.


Item 1(b).  Financial Information About Industry Segments.

  Information required by Item 1(b) is incorporated herein by reference to note
    11 of the notes to consolidated financial statements included in the 1994 Annual Report to Shareholders.

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

Item 1(c).  Narrative Description of Business.

  Operating Properties:
  --------------------

  As set forth in Item 2, at December 31, 1994, the 67 regional retail centers owned, in whole or in part, or operated by subsidiaries or affiliates of the Company, aggregated 21,345,000 square feet of leasable space, including 982,000 square feet leased to department stores and 534,000 square feet of office space. The activities involved in operating and managing retail centers include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market and consumer research, developing and implementing short- and long-term merchandising and leasing programs, assisting tenants in the presentation of their merchandise and the layout of their stores and storefronts, and maintaining the buildings and common areas.

  In conjunction with other partners or investors, the Company has a program of acquiring completed retail centers, with the Company having management responsibility and earning incentive fees including, in some instances, equity interests in the centers. The Company also has a program of providing management services for centers developed and owned by others under management agreements that also provide for incentive fees and, in some instances, equity interests in the centers. As of December 31, 1994, the Company managed 18 such centers, which are included in the figures in the preceding paragraph and aggregated 5,959,000 square feet of leasable space.

  In addition to Columbia Mall, which is included in the figures in the second preceding paragraph, The Howard Research And Development Corporation ("HRD", a wholly owned subsidiary of the Company) and its subsidiaries own and/or manage 17 office and industrial buildings and retail centers with 3,080,000 square feet of leasable office space, 8 village centers with 824,000 square feet of leasable retail space and other properties and additional commercial space, including the 289-room Columbia Inn in Columbia, Maryland.

  Other subsidiaries of the Company own, in whole or in part, and operate 11 office buildings with a total of 2,673,000 square feet of leasable space and the 148-room Cross Keys Inn located at The Village of Cross Keys in Baltimore, Maryland. The Company also has a 5% interest in Rouse-Teachers Properties, Inc., which owns 78 office/industrial buildings with 5,284,000 square feet of space and 454 acres of land. A wholly owned affiliate of the Company is responsible for the operation, management and development of all buildings and land owned by Rouse-Teachers Properties, Inc.

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

  The Company and certain subsidiaries or affiliates are in the construction or development stage of announced projects, including two new regional retail centers and several expansions of existing centers.

  Land Sales:
  ----------

  HRD is the developing entity of Columbia, Maryland, which is located in the Baltimore-Washington corridor. HRD owns approximately 1,953 saleable acres of land in and around Columbia, and, through its subsidiaries and affiliates, develops and sells this land to builders and other developers for residential, commercial and industrial uses. The Company, through its subsidiaries and affiliates, also is presently involved in community development and related land sales elsewhere in Maryland and is developing and selling a parcel of land in California.

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

  The Company and its subsidiaries had 4,695 full- and part-time employees at December 31, 1994.

Item 2.  Properties.

  The Company leases its headquarters building (approximately 127,000 square feet) in Columbia, Maryland for an initial term of 30 years which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

  Information respecting the Company's operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table on pages 54 through 58 of the Annual Report to Shareholders for 1994 that is an Exhibit to this Form 10-K. The ownership of virtually all properties is subject to mortgage financing. The table of projects includes retail centers managed by the Company for a fee as identified in notes (c) and (d) to the table. Excluding such managed centers, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of the leases are exercised. The properties subject to such leases in whole or in part are as follows:

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


Item 3.  Legal Proceedings.

On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates - Rouse-New Orleans, Inc. and New Orleans Riverwalk Limited Partnership - and Connecticut General Life Insurance Company, which is a general partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk by (i) failing to prevent the leased premises from flooding, (ii) refusing to permit entertainment on the leased premises, (iii) interfering with the operation of air conditioning equipment on the leased premises and (iv) failing to provide adequate security. Plaintiff claims that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff seeks damages of approximately $600,000 for these alleged breaches and $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. All Defendants filed answers denying the claims of Plaintiff, asserting other defenses and raising a counterclaim. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest from the date the suit was filed and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants and entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeals, Fourth District. Defendants intend to vigorously pursue their rights of appeal. Oral argument was held on March 8, 1995. For additional information about this suit, see Note 17 - Other Commitments and Contingencies to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Directors and Executive Officers.


The executive officers of the Company as of March 31, 1995 are:


                                                      Date of
                                   Present office   election or
                                    and position    appointment
                                      with the      to present     Business or professional experience
Executive Officer        Age          Company         office       during the past five years
-----------------        ---      ----------------  -----------    -----------------------------------
Bruce D. Alexander        51      Senior                11/16/78  Senior Vice-President and Director of New Business of the
                                  Vice-President         8/17/93  Company; formerly Senior Vice-President and Director of
                                  and Director of                 the Commercial Development Division of the Company
                                  New Business

Anthony W. Deering        50      President and          2/25/93  President and Chief Executive Officer of the Company;
                                  Chief Executive        2/23/95  formerly President and Chief Operating Officer of
                                  Officer                         the Company; Executive Vice President - Finance and
                                                                  Administration and Chief Financial Officer of the Company;
                                                                  and Senior Vice-President and Chief Financial Officer of the
                                                                  Company

Jeffrey H. Donahue        48      Senior                 9/23/93  Senior Vice-President and Chief Financial Officer of the
                                  Vice-President,        9/23/93  Company and Director of the Finance Division; formerly
                                  Chief Financial        8/17/93  Vice-President and Treasurer of the Company
                                  Officer and
                                  Director of the
                                  Finance Division

Duke S. Kassolis          43      Senior                 9/23/93  Senior Vice-President and Director of Office and Mixed-Use
                                  Vice-President         8/17/93  Operations of the Company; formerly Vice-President and Director
                                  and Director of                 of Office and Commercial Properties of the Company
                                  Office and
                                  Mixed-Use
                                  Operations


                                                      Date of
                                   Present office   election or
                                    and position    appointment
                                      with the      to present     Business or professional experience
Executive Officer        Age          Company         office       during the past five years
-----------------        ---      ----------------  -----------    -----------------------------------
Paul I. Latta, Jr.        51     Senior              9/23/93      Senior Vice-President and Director of
                                 Vice-President      8/17/93      Retail Operations of the Company; formerly
                                 and Director of                  Vice-President and Associate Division Director,
                                 Retail Operations                Operating Properties Division of the Company

Richard G. McCauley       54     Senior              1/22/75      Senior Vice-President, General Counsel
                                 Vice-President,     12/1/71      and Secretary of the Company
                                 General Counsel     4/24/75
                                 and Secretary

Douglas A. McGregor       52     Executive           8/17/93      Executive Vice-President for Development
                                 Vice-President                   and Operations of the Company; formerly
                                 for Development                  Executive Vice-President - Development and
                                 and Operations                   Director of the Office and Community
                                                                  Development Division of the Company; and
                                                                  Senior Vice-President and Director of the
                                                                  Office and Community Development Division of the
                                                                  Company

Robert Minutoli           44     Senior              9/23/93      Senior Vice-President and Director of
                                 Vice-President      8/17/93      Acquisitions of the Company; formerly
                                 and Director of                  Vice-President for Development of the Company
                                 Acquisitions

Robert D. Riedy           49     Senior              9/23/93      Senior Vice-President and Director of Retail
                                 Vice-President      8/17/93      Leasing of the Company; formerly Vice-President
                                 and Director of                  for Development of the Company
                                 Retail Leasing



                                                      Date of
                                   Present office   election or
                                    and position    appointment
                                      with the      to present     Business or professional experience
Executive Officer        Age          Company         office       during the past five years
-----------------        ---      ----------------  -----------    -----------------------------------
Alton J. Scavo            48     Senior               9/23/93      Senior Vice-President and Director of the
                                 Vice-President,      8/17/93      Community Development Division of the
                                 Director of the                   Company and General Manager of Columbia;
                                 Community                         formerly Vice-President and Associate Director
                                 Development                       of the Community Development Division of
                                 Division and                      the Company
                                 General Manager
                                 of Columbia

Jerome D. Smalley         45     Senior               9/23/93      Senior Vice-President and Director of
                                 Vice-President       8/17/93      the Commercial and Office Development
                                 and Director of                   Division of the Company; formerly
                                 the Commercial                    Vice-President for Development
                                 and Office
                                 Development
                                 Division

Larry M. Wolf             59     Senior              11/16/78      Senior Vice-President and Director of
                                 Vice-President       8/17/93      Merchandising of the Company; formerly
                                 and Director of                   Senior Vice-President and Director of
                                 Merchandising                     Retail Leasing of the Company

George L. Yungmann        52     Senior               9/23/93      Senior Vice-President and Controller
                                 Vice-President,      7/26/72      of the Company and Director of
                                 Controller and       7/26/72      the Controller's Division; formerly
                                 Director of the                   Vice-President, Controller and Director of
                                 Controller's                      the Controller's Division
                                 Division

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

                                    Part II


Item 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters.

  Information required by Item 5 is incorporated herein by reference to page 43 of the 1994 Annual Report to Shareholders.

Item 6. Selected Financial Data.

  Information required by Item 6 is incorporated herein by reference to page 43 of the 1994 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Information required by Item 7 is incorporated herein by reference to pages 44 through 49 of the 1994 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

  Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-2.

  Supplementary data required by Item 8 are incorporated herein by reference to page 43 of the 1994 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    Part III

  The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part
    I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before April 7, 1995.

                                     III-1

                                    PART IV

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

  (b)  Reports on Form 8-K:

         None.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

                                                                          Page
                                                                          ----

  Independent Auditors' Report                                            IV-3

  Report of Independent Real Estate Consultants included on page 19 of the 1994 Annual Report to Shareholders incorporated herein by reference

  Financial Statements:
       The Rouse Company and Subsidiaries included on pages 20 through 42 of the 1994 Annual Report to Shareholders, incorporated herein by reference:
     Consolidated Cost Basis and Current Value Basis Balance Sheets
       at December 31, 1994 and 1993
     Consolidated Cost Basis Statements of Operations for the Years
       Ended December 31, 1994, 1993 and 1992
     Consolidated Cost Basis Statements of Shareholders' Equity for
       the Years Ended December 31, 1994, 1993 and 1992
     Consolidated Cost Basis Statements of Cash Flows for the
       Years Ended December 31, 1994, 1993 and 1992
     Consolidated Current Value Basis Statements of Changes in
       Revaluation Equity for the Years Ended December 31, 1994,
       1993 and 1992
     Notes to Consolidated Financial Statements

  Schedules:

       The Rouse Company and Subsidiaries as of December 31, 1994 or for the years ended December 31, 1994, 1993 and 1992:

   Schedule II   Valuation and Qualifying Accounts                        IV-4
   Schedule III  Real Estate and Accumulated Depreciation                 IV-5

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

In our opinion, the consolidated cost basis financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated cost basis financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

                                                   KPMG Peat Marwick LLP


Baltimore, Maryland
February 21, 1995

                                                                     Schedule II
                                                                     -----------
                       THE ROUSE COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                  Years ended December 31, 1994, 1993 and 1992
                                       ---

                                                              Additions
                                                      -------------------------
                                         Balance at   Charged to     Charged to                   Balance at
                                         beginning    costs and        other                        end of
    Descriptions                          of year      expenses       accounts     Deductions        year
    ------------                         ----------   ----------     ----------    ----------     ----------
                                                                 (in thousands)
Year ended December 31, 1994:
  Allowance for doubtful receivables     $24,036       $5,185          $  -         $4,097  /(1)/  $25,124
                                         =======       ======          =====        ======         =======

  Pre-construction reserve               $12,822       $3,400          $  -         $2,113  /(2)/  $14,109
                                         =======       ======          =====        ======         =======

Year ended December 31, 1993:
  Allowance for doubtful receivables     $23,129       $4,741          $  -         $3,834  /(1)/  $24,036
                                         =======       ======          =====        ======         =======

  Pre-construction reserve               $11,127       $2,900          $  -         $1,205  /(2)/  $12,822
                                         =======       ======          =====        ======         =======

 Year ended December 31, 1992:
  Allowance for doubtful receivables     $18,514       $6,297          $  -         $1,682  /(1)/  $23,129
                                         =======       ======          =====        ======         =======

  Pre-construction reserve               $ 7,844       $3,050          $ 350 /(3)/  $  117  /(2)/  $11,127
                                         =======       ======          =====        ======         =======

Notes:

(1)  Balances written off as uncollectible.

(2)  Costs of unsuccessful projects written off.

(3) Reclassification of pre-construction reserve related to a project in which the Company has an equity investment.

                                                                    Schedule III
                                                                    ------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1994

                                                                   Cost capitalized
                                             Initial cost to        subsequent to          Gross amount at which carried
                                                 Company             acquisition               at December 31, 1994
                                             ------------------   --------------------     -----------------------------

                                                                                                   Buildings
                                                      Buildings                                      and
                                Encum-                   and                 Carrying              Improve-
                               brances                 improve-   Improve-    costs                  ments
Description                    (note 4)      Land       ments      ments     (note 2)     Land     (note 3)       Total
-----------                    --------      ----     ---------   --------   ---------    ----     ---------      -----
Operating Properties:

South Street Seaport
 Retail Center
 New York, NY                 $   52,000   $    -    $     -    $  141,192  $    -    $    -     $  141,192    $  141,192

Woodbridge Center
 Retail Center
 Woodbridge, NJ                  137,055         -         -       115,444       -      26,301      115,444       141,745

Other operating properties
 and related investments,
 each less than 5% of total    1,854,838    181,169        -     2,499,760       -     154,868    2,499,760     2,654,628
                             -----------   --------  --------  -----------  -------   --------  -----------   -----------

 Total operating
  properties                   2,043,893    181,169        -     2,756,396       -     181,169    2,756,396     2,937,565
                             -----------   --------  --------  -----------  -------   --------  -----------   -----------
                                                                 Life on
                                                                  which
                                 Accumu-                          depre-
                                  lated                           ciation
                                  depre-    Date of              in latest
                                 ciation    comple-               income
                                   and      tion of                state-
                                 amorti-   construc-    Date      ment is
Description                      zation      tion     acquired    computed
-----------                      -------   ---------  --------   ---------
Operating Properties:

South Street Seaport
 Retail Center
 New York, NY                   $ 20,328     7/83       N/A       Note 8

Woodbridge Center
 Retail Center
 Woodbridge, NJ                   16,722     3/71       N/A       Note 8

Other operating properties
 and related investments,
 each less than 5% of total      453,108   Various    Various     Note 8
                               ---------

 Total operating                 490,158
  properties                   ---------


                                                                     (Continued)

                                                         -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1994

                                                                   Cost capitalized
                                             Initial cost to        subsequent to          Gross amount at which carried
                                                 Company             acquisition               at December 31, 1994
                                             ------------------   --------------------     -----------------------------

                                                                                                   Buildings
                                                      Buildings                                      and
                                Encum-                   and                 Carrying              Improve-
                               brances                 improve-   Improve-    costs                  ments
Description                    (note 4)      Land       ments      ments     (note 2)     Land     (note 3)       Total
-----------                    --------      ----     ---------   --------   ---------    ----     ---------      -----
Properties in Development:

Construction and
 development in
 progress individually
 less than 5% of total            20,085      11,216           -      47,608        -     11,216      47,608      58,824

Pre-construction costs                 -           -           -      20,633        -          -      20,663      20,663

Pre-construction reserve               -           -           -     (14,109)       -          -     (14,109)    (14,109)
                              ----------   ---------   ---------  ----------   ------   --------  ----------  ----------

 Total Properties
  in Development                  20,085      11,216           -      54,132        -     11,216      54,132      65,348
                              ----------   ---------   ---------  ----------   ------   --------  ----------  ----------

Properties held for
development and
sale                                 -       132,293           -       8,809        -    132,293       8,809     141,102
                              ----------   ---------   ---------  ----------   ------   --------  ----------  ----------
Total                         $2,063,978    $324,678   $       -  $2,819,337   $    -   $324,678  $2,819,337  $3,144,015
                              ==========    ========   =========  ==========   ======   ========  ==========  ==========

                                                                  Life on
                                                                   which
                                 Accumu-                           depre-
                                  lated                           ciation
                                  depre-    Date of              in latest
                                 ciation    comple-               income
                                   and      tion of                state-
                                 amorti-   construc-    Date      ment is
Description                      zation      tion     acquired    computed
-----------                      -------   ---------  --------   ---------
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
                               --------

Properties held for
 development and
 sale                                 -       N/A     Various       N/A
                               --------

 Total                         $490,158
                               ========

                                                                     (Continued)

                                                         -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1994

Notes:

(1) Reference is made to notes 2, 3, 4, 5, 6, 10, 13 and 16 to the consolidated financial statements. Land was generally acquired one to three years before completion of construction.

(2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3) Buildings and improvements include deferred costs of $124,643,000 at December 31, 1994.

(4) Encumbrances on office buildings are included in operating property encumbrances.

(5) The changes in total cost of properties for the years ended December 31, 1994, 1993 and 1992 are as follows (in thousands):


                                              1994         1993         1992
                                           -----------  -----------  -----------
  Balance at beginning of year             $3,010,195   $2,827,379   $2,718,536
  Additions, at cost                           88,260       88,973      107,305
  Cost of properties acquired                  93,705      106,048       36,761
  Additions to properties held for
   development and sale                        16,270       21,388       19,793
  Cost of land sales                          (15,804)     (16,270)     (12,953)
  Retirements, sales and other
    dispositions                              (30,050)     (21,307)     (40,382)
  Additions to pre-construction reserve        (3,400)      (2,900)      (3,050)
  Receivables under finance leases, net          (632)       8,061           44
  Investments in unconsolidated real
   estate ventures, net                       (12,317)       4,255        1,325
  Provision for loss on investment in
   an operating property                       (2,212)      (5,432)           -
                                           ----------   ----------   ----------
  Balance at end of year                   $3,144,015   $3,010,195   $2,827,379
                                           ==========   ==========   ==========

                                                                     (Continued)

                                                         -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1994


Notes, continued:


(6) The changes in accumulated depreciation and amortization for the years ended December 31, 1994, 1993 and 1992 are as follows (in thousands):


                                       1994       1993       1992
                                     ---------  ---------  ---------
Balance at beginning of year         $429,070   $375,903   $331,312
Depreciation and amortization
 charged to operations                 74,186     70,200     68,163
Retirements, sales and other, net     (13,098)   (17,033)   (23,572)
                                     --------   --------   --------
Balance at end of year               $490,158   $429,070   $375,903
                                     ========   ========   ========

(7) The aggregate cost of properties for Federal income tax purposes is approximately $2,895,656,000 at December 31, 1994.

(8) Reference is made to note 2(c) to the consolidated financial statements for information related to depreciation.

(9) The provision for loss on investment in an operating property in 1993 relates to a retail center and was recognized based on management's determination that the Company would not continue to support the project (which is financed by non-recourse loans) under the existing arrangements with lenders, public authorities and others involved and that it was unlikely that the Company would recover all of its investment in the project based on forecasts of future cash flows.

(10) The provision for loss on investment in an operating property in 1994 relates to an industrial building which is subject to a contract for sale.

                                   SIGNATURES
                                   ----------


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Principal Executive Officer:



    /s/Anthony W. Deering
-------------------------------------
Anthony W. Deering                                          March 31, 1995
President and Chief Executive Officer


Principal Financial Officer:



    /s/Jeffrey H. Donahue
-------------------------------------
Jeffrey H. Donahue                                          March 31, 1995
Senior Vice President and
 Chief Financial Officer


Principal Accounting Officer:



    /s/George L. Yungmann
-------------------------------------
George L. Yungmann                                          March 31, 1995
Senior Vice President and Controller


Board of Directors:

   David H. Benson, Jeremiah E. Casey, Anthony W. Deering, Rohit M. Desai, Mathias J. DeVito, Juanita T. James, Hanne M. Merriman, Thomas J. McHugh, Roger
W. Schipke and Alexander B. Trowbridge.


By:    /s/Anthony W. Deering
   --------------------------------
   Anthony W. Deering                                       March 31, 1995
   For Himself and as
   Attorney-in-fact

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------



The Board of Directors
The Rouse Company:


  We consent to the incorporation by reference in the Registration Statements of The Rouse Company on Form S-8 (Registration Nos. 2-68258, 2-83612, 33-56231, 33-56233 and 33-56235) and Form S-3 (Registration Nos. 2-78898, 2-95596, 33-52458,
33-56646, 33-57347, 33-57584 and 33-57707) of our report dated February 21,
1995, relating to the consolidated financial statements and related schedules of The Rouse Company and subsidiaries as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994, which report appears in the Annual Report on Form 10-K of The Rouse Company for the year ended December 31, 1994.



                                      KPMG PEAT MARWICK LLP



Baltimore, Maryland
March 31, 1995

                 CONSENT OF INDEPENDENT REAL ESTATE CONSULTANTS
                 ----------------------------------------------



The Board of Directors
 The Rouse Company:

         We consent to the incorporation by reference in the Registration Statements of The Rouse Company (the "Company") on Form S-8 (Registration Nos. 2-68258, 2-83612, 33-56231, 33-56233 and 33-56235) and Form S-3 (Registration
Nos. 2-78898, 2-95596, 33-52458, 33-56646, 33-57347, 33-57584 and 33-57707) of
our report dated February 21, 1995 on our concurrence with the Company's estimates of the total current value of its equity and other interests in certain real property owned and/or managed by the Company and its subsidiaries as of December 31, 1994 and 1993, which report appears in the 1994 Annual Report to Shareholders which is incorporated by reference in the Annual Report on Form 10-K of the Company for the year ended December 31, 1994.

                                      LANDAUER ASSOCIATES, INC.


                                      /s/ Deborah A. Jackson
                                      Deborah A. Jackson
                                      Senior Vice President
                                      Director of Retail Valuation



New York, New York
March 31, 1995

                                 Exhibit Index



Exhibit No.
-----------

  3          Articles of Incorporation and Bylaws

 10          Material Contracts

 11          Statement re computation of per share earnings

 13          Annual report to security holders

 21          Subsidiaries of the Registrant

 24          Power of Attorney

 27          Financial Data Schedule

 99          Additional Exhibits:

                Form 11-K Annual Report of The Rouse Company
                Savings Plan for the year ended December 31, 1994

The Company agrees to furnish to the Commission upon request a copy of all constituent instruments defining the rights of holders of long-term debt of the Company and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed under which instruments the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.