Form 10-Q
period 1995-03-31
ROUSE COMPANY
filed 1995-05-15
CIK 85388

Form 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1995

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
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

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of April 28, 1995:

Common Stock, $0.01 par value                           47,797,671
       Title of Class                                Number of Shares





Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
                  Three Months Ended March 31, 1995 and 1994
           (Unaudited, in thousands except per share amounts, note 1)

                                                          Three months
                                                         ended March 31,
                                                         1995       1994

Revenues:
  Operating properties:
    Retail centers                                    $115,763    $115,840
    Office, mixed-use and other                         35,175      34,855
                                                       150,938     150,695
  Land sales                                            10,791      11,168
  Corporate interest income                                786         671
                                                       162,515     162,534


Operating expenses, exclusive of
provision for bad debts, depreciation
and amortization:
  Operating properties:
    Retail centers                                      59,418      62,752
    Office, mixed-use and other                         17,354      17,872
                                                        76,772      80,624
  Land sales                                             5,478       6,189
  Development                                            1,904       1,493
  Corporate                                              2,098       1,750
                                                        86,252      90,056


Interest expense:
  Operating properties:
    Retail centers                                      30,900      31,056
    Office, mixed-use and other                         17,311      16,042
                                                        48,211      47,098
  Land sales                                             1,286       1,433
  Development                                               94         124
  Corporate                                              2,706       2,688

                                                        52,297      51,343

Provision for bad debts                                    760         818

Depreciation and amortization                           18,552      18,147

                                                       157,861     160,364

Gain (loss) on dispositions of assets and
  other provisions, net (note 5)                        (4,856)     (5,280)


The accompanying notes are an integral part of these statements.

                                     1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Operations, continued
                  Three Months Ended March 31, 1995 and 1994
           (Unaudited, in thousands except per share amounts, note 1)

                                                          Three months
                                                         ended March 31,
                                                         1995       1994

Loss before income taxes and
  extraordinary losses                                $   (202)   $(3,110)

Income tax (provision) benefit:
  Current - state                                         (113)      (131)
  Deferred                                                (318)       674
                                                          (431)       543

Loss before extraordinary losses                          (633)    (2,567)

Extraordinary losses from extinguishments of
  debt, net of related income tax benefits
  (note 6)                                              (7,217)      (157)

Net loss                                              $ (7,850)   $(2,724)

Net loss applicable to common shareholders            $(11,510)   $(5,994)


L0SS PER SHARE OF COMMON STOCK AFTER
  PROVISION FOR DIVIDENDS ON PREFERRED STOCK:

  Loss before extraordinary losses                    $   (.09)  $  (.12)
  Extraordinary losses                                $   (.15)  $  (.01)
                                                      $   (.24)  $  (.13)


DIVIDENDS PER SHARE:
  Common Stock                                        $    .20   $   .17
  Preferred Stock                                     $    .81   $   .81













The accompanying notes are an integral part of these statements.


                                     2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1995 and December 31, 1994
                       (Unaudited, in thousands, note 1)

                                                    March 31,  December 31,
                                                      1995         1994

Assets:
  Property:
    Operating properties:
      Property and deferred costs
        of projects                                $2,918,822   $2,937,565
      Less accumulated depreciation
        and amortization                              498,751      490,158
                                                    2,420,071    2,447,407

    Properties in development (note 2)                 73,644       65,348

    Properties held for development and sale          148,552      141,102

      Total property                                2,642,267    2,653,857

  Prepaid expenses, deferred charges
    and other assets                                   96,341      104,254

  Accounts and notes receivable                        73,408       78,202

  Investments in marketable securities                 21,115       30,149

  Cash and cash equivalents                            38,471       49,398

    Total                                          $2,871,602   $2,915,860





















The accompanying notes are an integral part of these statements.

                                     3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued
                     March 31, 1995 and December 31, 1994
                       (Unaudited, in thousands, note 1)

                                                    March 31, December 31,
                                                      1995        1994

Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment               $1,942,914  $1,998,445

    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                   240,784     223,731
      Convertible subordinated debentures             130,000     130,000
      Other debt                                      165,700     120,700
                                                      536,484     474,431


    Total debt                                      2,479,398   2,472,876

  Obligations under capital leases                     59,286      60,044

  Accounts payable, accrued expenses
    and other liabilities                             179,122     205,317

  Deferred income taxes                                79,029      82,597

Shareholders' equity:
  Series A Convertible Preferred stock
    with a liquidation preference of
    $225,252,050 in 1995 and 1994 (note 4)                 45          45
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 47,797,608
    shares issued in 1995 and 47,571,046
    shares issued in 1994                                 478         476
  Additional paid-in capital                          307,484     306,674
  Accumulated deficit                                (233,240)   (212,169)



    Total shareholders' equity                         74,767      95,026

      Total                                        $2,871,602  $2,915,860








The accompanying notes are an integral part of these statements.

                                      4
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1995 and 1994
                       (Unaudited, in thousands, note 1)

                                                       1995         1994
Cash flows from operating activities:
  Rents and other revenues received                  $155,469     $148,055
  Proceeds from land sales                             10,897        9,627
  Interest received                                     2,731        1,685
  Land development expenditures                        (3,590)      (3,614)
  Operating expenditures:
    Operating properties                              (76,463)     (74,740)
    Land sales, development and corporate              (8,814)      (4,981)
  Interest paid:
    Operating properties                              (54,198)     (50,893)
    Land sales, development and corporate              (4,279)      (2,950)
    Net cash provided by operating activities          21,753       22,189

Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (14,046)     (14,284)
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and remerchandising               (2,252)      (2,385)
      Building and equipment                           (1,032)         (99)
  Purchases of marketable securities                   (1,088)     (39,846)
  Proceeds from redemptions or sales of
    marketable securities                              10,121       35,565
  Other                                                   (98)         379
    Net cash used in investing activities              (8,395)     (20,670)

Cash flows from financing activities:
  Proceeds from issuance of property debt             115,301       23,786
  Repayments of property debt:
    Scheduled principal payments                       (8,913)      (9,527)
    Other payments                                   (157,305)      (2,117)
  Proceeds from issuance of other debt                 45,000            -
  Repayments of other debt                             (5,538)      (7,333)
  Proceeds from exercise of stock options                 390            2
  Dividends paid                                      (13,220)     (11,358)
    Net cash used in financing activities             (24,285)      (6,547)


Net decrease in cash and cash equivalents             (10,927)      (5,028)

Cash and cash equivalents at beginning of period       49,398       73,556

Cash and cash equivalents at end of period           $ 38,471     $ 68,528


The accompanying notes are an integral part of these statements.

                                     5
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued
                   Three Months Ended March 31, 1995 and 1994
                       (Unaudited, in thousands, note 1)

                                                        1995         1994

Reconciliation of net loss to net cash
  provided by operating activities:

Net loss                                              $(7,850)     $(2,724)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                      18,552       18,147
    (Gain) loss on dispositions of assets
      and other provisions, net                         4,856        5,280
    Deferred income tax (benefit) provision               318         (674)
    Extraordinary losses, net of related income
      tax benefits                                      7,217          157
    Additions to pre-construction reserve               1,000          900
    Provision for bad debts                               760          818
    Decrease (increase) in operating assets and
      liabilities, net                                 (3,100)         285


Net cash provided by operating activities            $ 21,753      $22,189



Schedule of Non-Cash Investing and Financing
  Activities:
  Mortgage debt extinguished on disposition
    of an interest in a property                     $      -      $15,681




















The accompanying notes are an integral part of these statements.

                                     6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1995

(1)  Principles of statement presentation

     The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 1994 Annual Report to Shareholders.

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

(2)  Properties in development

     Properties in development include construction and development in progress and pre-construction costs, net. The construction and development in progress accounts include land and land improvements of $11,219,000 at March 31, 1995.

     Changes in pre-construction costs, net, for the three months ended
       March 31, 1995 are summarized as follows (in thousands):


     Balance at beginning of period, before
       pre-construction reserve                               $ 20,633
     Costs incurred                                              3,032
     Costs transferred to operating properties                    (248)
                                                                23,417
     Less pre-construction reserve                             (15,109)

     Balance at end of period, net                            $  8,308














                                     7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                     THE ROUSE COMPANY AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Debt

     Debt at March 31, 1995 and December 31, 1994 is summarized as follows (in thousands):

                                March 31, 1995      December 31, 1994
                                         Due in                Due in
                                Total   one year      Total   one year
     Mortgages and bonds     $2,043,542 $209,222   $2,063,978 $117,511
     Convertible sub-
       ordinated debentures     130,000      -        130,000      -
     Other loans                305,856   13,663      278,898   10,744
       Total                 $2,479,398 $222,885   $2,472,876 $128,255

     In February 1995, the Company registered $150,000,000 of unsecured notes for issuance to the public from time to time through February 1997. As of March 31, 1995, the Company had issued $45,000,000 of these unsecured notes with a weighted average interest rate of 7.72% and a weighted average maturity of 6.38 years.

     Subsequent to March 31, 1995, the Company issued $12,500,000 of unsecured notes to partially repay certain recourse indebtedness.
        In conjunction with this payment, the lender released the Company of its guarantee obligation on an additional $15,082,000 of indebtedness.

     The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

     Approximately $141,010,000 of the debt maturing in one year at March
        31, 1995 relates to two retail center mortgages due in December 1995 and February 1996. The Company expects to refinance these mortgages on a long-term basis at or prior to their scheduled maturities.

(4)  Series A Convertible Preferred Stock

     The Company has authorized issuance of 50,000,000 shares of Preferred stock of 1 cent par value per share of which 4,505,168 shares have been classified as Series A Convertible Preferred. At March 31, 1995 and December 31, 1994, there were 4,505,041 shares outstanding.

(5)  Gain (loss) on dispositions of assets and other provisions, net

     The loss in 1995 relates to a retail center property the Company has decided to sell and is actively marketing. This loss was recognized based on the estimated fair value of the property less costs to sell.



                                     8
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(5)  Gain (loss) on dispositions of assets and other provisions, net
     (continued)

     The loss in 1994 relates primarily to provisions for losses on investments in two operating properties ($7,728,000) and damages to a retail property as a result of an earthquake ($487,000). The provisions for losses were recognized based on management's determination that the Company would not continue to support the projects under the existing arrangements with lenders and/or partners and that it was unlikely that the Company would recover all of its investments in these projects based on forecasts of future cash flows. These losses were partially offset by a gain related to the disposition of an interest in a property the Company continues to manage ($2,935,000).

(6) Extraordinary losses from extinguishment of debt, net of related income tax benefits

     During the three months ended March 31, 1995 and 1994, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $11,103,000 and $242,000, respectively, net of related income tax benefits of $3,886,000 and $85,000, respectively.

(7)  Contingencies

     On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates, and a partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk and that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches and $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. The Defendants filed answers denying the claims of Plaintiff asserting other defenses and raising a counterclaim. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest from the date the suit was filed and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants and entered an amended judgment in which it awarded Plaintiff $450,000 in

                                     9
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(7)  Contingencies (continued)

        attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeals, Fourth Circuit. Briefs have been filed, and oral argument was held on March 8, 1995. A decision is expected in the second or third quarter of 1995. Defendants intend to vigorously pursue their rights of appeal. An estimate of the ultimate possible loss in the case cannot be made at this time, although a reasonably possible range of loss could be as high as the full amount of the damages awarded in the case, together with interest accrued and attorneys' fees awarded.

     The Company and certain of its subsidiaries are defendants in various other litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provisions (less than $1,500,000 in the aggregate) have been made for losses with respect to all litigation matters (including with respect to the above-described suit), where appropriate, and the ultimate resolution of all such litigation matters is not likely to have a material effect on the consolidated financial position of the Company. Due to the Company's modest and fluctuating net earnings (loss), it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Company's consolidated net earnings (loss), and it is, therefore, possible that the resolution of these matters could have such a material effect in any future quarter or annual fiscal period.





















                                    10
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis covers any material changes in financial condition since December 31, 1994 and any material changes in the results of operations for the three months ended March 31, 1995 as compared to the same periods in 1994. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1994 Annual Report to Shareholders.

Operating Results:

Operating properties:
Revenues from retail centers decreased $77,000 and total operating and interest expenses decreased $3,038,000 for the three months ended March 31, 1995 as compared to the same period in 1994. The decrease in revenues is attributable to lower recoveries of operating expenses, as discussed below, and the disposition of an interest in a property in the first quarter of 1994. These decreases have been partially offset by increases in revenues due to the opening of an expansion in August 1994 and increases in tenant lease cancellation payments due to tenant restructurings. The decrease in expenses for the three months ended March 31, 1995 is attributable to lower recoverable expenses as a result of operating expense reduction efforts, milder winter conditions experienced in the Northeast and lower interest expense due to debt restructurings and refinancings completed in 1994. These decreases were partially offset by an increase in expenses associated with the opening of the expansion referred to above.

Revenues from office, mixed-use and other properties increased $320,000 and total operating and interest expenses increased $646,000 for the three months ended March 31, 1995 as compared to the same period in 1994. The increase in revenues is attributable primarily to higher occupancy at certain hotel and office properties in Columbia. The increase in total operating and interest expenses is attributable primarily to expenses at two industrial buildings in Columbia which opened in the second quarter of 1994 and higher interest expense on a mixed-use project. Interest on the project loan was lower in the first quarter of 1994 because the Company exercised an option in the loan agreement to make a specified payment and reduce the effective interest rate on the loan retroactive to the beginning of its term. The payment was less than the interest previously accrued, and the difference was recorded as a reduction to interest expense in the quarter.

Land sales:

Revenues from land sales decreased $377,000 and total costs and expenses decreased $858,000 for the three months ended March 31, 1995, as compared to the same period in 1994. The decrease in revenues relates to lower sales of land for commercial/other uses in Columbia, partially offset by increases in land sales for residential uses. The decrease in costs and expenses is attributable primarily to decreased costs of sales due to lower sales revenues and lower average costs on land sold.




                                     11
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Development:

These costs consist primarily of additions to the pre-construction reserve and new business costs. The pre-construction reserve is maintained to provide for costs of projects which may not go forward to completion.
  New business costs relate primarily to the initial evaluation of acquisition and development opportunities. These costs increased in 1995 when compared to 1994 due to the Company's more aggressive pursuit of new development and acquisition opportunities.

Corporate:

Corporate interest income increased $115,000 for the three months ended
  March 31, 1995 when compared to the same period in 1994. The increase is primarily attributable to higher investment rates.

Corporate operating expenses increased $348,000 for the three months ended
  March 31, 1995 when compared to the same period in 1994. These increases are due primarily to costs of increased executive management focus on corporate matters.

Corporate interest costs were $3,581,000 and $3,148,000 for the three months ended March 31, 1995 and 1994, respectively. Of such amounts, $875,000 and $460,000 were capitalized, respectively, on funds invested in development projects. The increase in corporate interest costs is attributable primarily to additional debt used for corporate purposes.

Gain (loss) on dispositions of assets and other provisions, net

The loss in 1995 relates to a retail center property the Company has decided to sell and is actively marketing. This loss was recognized based on the estimated fair value of the property less costs to sell.

The loss in 1994 relates primarily to provisions for losses on investments in two operating properties ($7,728,000) and damages to a retail property as a result of an earthquake ($487,000). The provisions for losses were recognized based on management's determination that the Company would not continue to support the projects under the existing arrangements with lenders and/or partners and that it was unlikely that the Company would recover all of its investments in these projects based on forecasts of future cash flows. These losses were partially offset by a gain related to the disposition of an interest in a property the Company continues to manage ($2,935,000).

Extraordinary losses, net of related income tax benefits

During the three months ended March 31, 1995 and 1994, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $11,103,000 and $242,000, respectively, net of related income tax benefits of $3,886,000 and $85,000, respectively.





                                12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Financial Condition and Liquidity:

Shareholders' equity decreased $20,259,000 from $95,026,000 at December 31, 1994 to $74,767,000 at March 31, 1995. The decrease was due principally to the payment of regular quarterly dividends on the Company's common and Preferred stocks, and to a lesser extent, the Company's net loss for the three months ended March 31, 1995.

The Company had cash and cash equivalents and investments in marketable securities totaling $59,586,000 and $79,547,000 at March 31, 1995 and December 31, 1994, respectively, including $1,776,000 and $2,001,000, respectively, restricted for use in the development of certain properties.

In February 1995, the Company registered $150,000,000 of unsecured notes for issuance to the public from time to time through February 1997. The notes can be issued, subject to market conditions, for varying terms of nine months or longer at fixed or floating rates based upon market indices at the time of issuance. Proceeds of these notes have been or will be used to repay higher rate or recourse indebtedness of the Company. As of March 31, 1995, the Company had issued $45,000,000 of notes, the proceeds of which were used to repay higher rate and/or recourse indebtedness.

The Company has lines of credit available for up to $154,220,000 which may be used to provide corporate liquidity, fund property acquisition costs and finance other corporate needs, subject to lenders' approvals. They may also be utilized to pay some portion of existing debt, including maturities in 1995 and 1996. As of March 31, 1995, debt due in one year was $222,885,000. Approximately $141,010,000 of this debt relates to two retail center mortgages due in December 1995 and February 1996. The Company expects to refinance these mortgages on a long-term basis at or prior to their scheduled maturities. The Company continues to actively evaluate new sources of capital and is confident that it will be able to make these payments, arrange to refinance these maturities prior to their scheduled repayment dates, or take advantage of new sources of capital without necessitating property sales.

Net cash provided by operating activities was $21,753,000 and $22,189,000 for the three months ended March 31, 1995 and 1994, respectively. The decrease in 1995 is due primarily to the timing of receipt of revenues (including land sales proceeds) and the payment of operating and interest expenses and land development costs. The factors discussed previously under the operating results of the four major business segments also affected the level of net cash provided by operating activities.

Net cash used in investing activities was $8,395,000 and $20,670,000 for the three months ended March 31, 1995 and 1994, respectively. The decrease in net cash used of $12,275,000 is attributable primarily to a change in net marketable securities transactions (primarily short-term
  U. S. Treasury securities) from net purchases of $4,281,000 in 1994 to net sales of $9,033,000 in 1995.



                                    13
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Net cash used in financing activities was $24,285,000 and $6,547,000 for the three months ended March 31, 1995 and 1994, respectively. The increase in net cash used of $17,738,000 is attributable primarily to the use of financing proceeds received prior to 1995 to repay certain higher rate debt.

New Accounting Standards:

Statement of Financial Accounting Standards No. 121, "Accounting for the
  Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), was issued by the Financial Accounting Standards Board in March 1995. SFAS No. 121 will be effective with respect to the Company in 1996, and adoption is not expected to have a material effect on the financial position or results of operations of the Company.









































                                    14
Part II.  Other Information
Item 1.  Legal Proceedings


On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates - Rouse-New Orleans, Inc. and New Orleans Riverwalk Limited Partnership - and Connecticut General Life Insurance Company, which is a general partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk by (i) failing to prevent the leased premises from flooding, (ii) refusing to permit entertainment on the leased premises, (iii) interfering with the operation of air conditioning equipment on the leased premises and (iv) failing to provide adequate security. Plaintiff claims that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff seeks damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. All Defendants filed answers denying the claims of Plaintiff and asserting other defenses. NORA also asserted a counterclaim against Plaintiff and its guarantors, Robert Guastella and Charles Kovacs, for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest from the date the suit was filed and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants, including Defendants' Motions for Judgment Notwithstanding the Verdict, Remittitur and/or New Trial. The trial court also entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeals, Fourth Circuit. Briefs have been filed, and oral argument was held on March 8, 1995. Defendants intend to vigorously pursue their rights of appeal. For additional information about this suit, see Note 7 - Contingencies to the Consolidated Financial Statements (unaudited).












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



                                            THE ROUSE COMPANY

                                            Principal Financial Officer:



Date: May 15, 1995                          By   /s/Jeffrey H. Donahue
                                               Jeffrey H. Donahue
                                               Senior Vice President and
                                                 Chief Financial Officer

                                            Principal Accounting Officer:


Date: May 15, 1995                          By   /s/George L. Yungmann
                                               George L. Yungmann
                                               Senior Vice President and
                                                 Controller
































                                    17
                              Exhibit Index


Exhibit Number                              Description


      11                                    Statement re Computation of per
                                            share earnings (loss)



















































                                    18
                                                               Exhibit 11

                         THE ROUSE COMPANY AND SUBSIDIARIES
               Computation of Fully Diluted Earnings (Loss) Per Share
                 (Unaudited, in thousands except per share amounts)

                                                           Three months
                                                         ended March 31,
                                                          1995       1994

Loss before extraordinary losses                        $  (633)   $(2,567)

  Add after-tax interest expense applicable
    to convertible subordinated debentures                1,215      1,215

  Earnings (loss) before extraordinary losses,
    as adjusted                                             582     (1,352)

  Extraordinary losses                                   (7,217)      (157)

Net, as adjusted                                        $(6,635)   $(1,509)


Shares:

  Weighted average number of common shares
    outstanding                                          47,664     47,562

  Assuming conversion of convertible
    Preferred stock                                      10,600      9,470

  Assuming conversion of convertible
    subordinated debentures                               4,542      4,542

  Assuming exercise of options and warrants
    reduced by the number of shares which
    could have been purchased with the
    proceeds from the exercise of such options              216        131


Weighted average number of shares outstanding,
  as adjusted                                            63,022     61,705

















                                    19

                                                     Exhibit 11, continued

                         THE ROUSE COMPANY AND SUBSIDIARIES
         Computation of Fully Diluted Earnings (Loss) Per Share, continued
                 (Unaudited, in thousands except per share amounts)

                                                           Three months
                                                         ended March 31,
                                                         1995       1994

Loss per common share assuming
  full dilution:

Earnings (loss) before extraordinary losses,
 as adjusted                                            $   .01    $  (.02)
Extraordinary losses                                       (.12)      (.01)

Net loss, adjusted                                      $  (.11)   $  (.03)


This calculation is submitted in accordance with Regulation S-K item 601
(b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.



































                                        20