Form 10-Q
period 1995-06-30
ROUSE COMPANY
filed 1995-08-14
CIK 85388

Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1995

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

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of July 28, 1995:

Common Stock, $0.01 par value                         47,849,667
       Title of Class                              Number of Shares








Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
              Three and Six Months Ended June 30, 1995 and 1994
          (Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Six months
                                   ended June 30,        ended June 30,
                                   1995      1994        1995      1994

Revenues:
  Operating properties:
    Retail centers               $121,537  $117,606    $237,300  $233,446
    Office, mixed-use and other    37,298    37,162      72,473    72,017
                                  158,835   154,768     309,773   305,463
  Land sales                        4,240     8,336      15,031    19,504
  Corporate interest income           561       558       1,347     1,229
                                  163,636   163,662     326,151   326,196

Operating expenses, exclusive of
provision for bad debts,
depreciation and amortization:
  Operating properties:
    Retail centers                 61,168    62,170     120,586   124,922
    Office, mixed-use and other    17,492    18,352      34,846    36,224
                                   78,660    80,522     155,432   161,146
  Land sales                        2,553     5,006       8,031    11,195
  Development                       1,601     1,384       3,505     2,877
  Corporate                         2,422     2,141       4,520     3,891
                                   85,236    89,053     171,488   179,109

Interest expense:
  Operating properties:
    Retail centers                 31,563    31,652     62,463     62,708
    Office, mixed-use and other    17,162    17,119     34,473     33,161
                                   48,725    48,771     96,936     95,869
  Land sales                        1,249     1,120      2,535      2,553
  Development                          89       124        183        248
  Corporate                         2,837     2,864      5,543      5,552
                                   52,900    52,879    105,197    104,222

Provision for bad debts               705       379      1,465      1,197

Depreciation and amortization      18,296    19,498     36,848     37,645

                                  157,137   161,809    314,998    322,173

Gain (loss) on dispositions of
  assets and other provisions,
  net (note 5)                     (3,624)     (126)    (8,480)    (5,406)




The accompanying notes are an integral part of these statements.

                                       1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Operations, continued
               Three and Six Months Ended June 30, 1995 and 1994
           (Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Six months
                                   ended June 30,        ended June 30,
                                    1995     1994        1995      1994


Earnings (loss) before income
  taxes and extraordinary losses  $ 2,875  $ 1,727     $  2,673  $ (1,383)

Income tax provision:
  Current - state                     132      130          245       261
  Deferred                          1,340    1,021        1,658       347
                                    1,472    1,151        1,903       608

Earnings (loss) before
  extraordinary losses              1,403      576          770    (1,991)

Extraordinary losses from
  extinguishments of debt, net
  of related income tax benefits       --   (2,606)      (7,217)   (2,763)

Net earnings (loss)               $ 1,403  $(2,030)    $ (6,447) $ (4,754)

Net loss applicable to common
  shareholders                    $(2,258) $(5,301)    $(13,768) $(11,295)



LOSS PER SHARE OF COMMON STOCK
AFTER PROVISION FOR DIVIDENDS
ON PREFERRED STOCK:

Loss before extraordinary losses  $  (.05) $  (.06)    $   (.14) $   (.18)
Extraordinary losses                   --     (.05)        (.15)     (.06)
                                  $  (.05) $  (.11)    $   (.29) $   (.24)
DIVIDENDS PER SHARE:
  Common stock                    $   .20  $   .17     $    .40  $    .34
  Preferred stock                 $   .81  $   .81     $   1.62  $   1.62










The accompanying notes are an integral part of these statements.


                                       2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets
                     June 30, 1995 and December 31, 1994
                      (Unaudited, in thousands, note 1)


                                                   June 30,    December 31,
                                                     1995          1994

Assets:
  Property (note 2):
    Operating properties:
      Property and deferred costs of projects $2,818,313 $2,937,565 Less accumulated depreciation
        and amortization                             477,542      490,158
                                                   2,340,771    2,447,407

    Properties in development                         40,853       65,348

    Properties held for development and sale         232,048      141,102

      Total property                               2,613,672    2,653,857

    Prepaid expenses, deferred charges
      and other assets                                95,621      104,254

    Accounts and notes receivable                     73,829       78,202

    Investments in marketable securities               7,709       30,149

    Cash and cash equivalents                         39,984       49,398

      Total                                       $2,830,815   $2,915,860




















The accompanying notes are an integral part of these statements.

                                       3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                   Consolidated Balance Sheets, continued
                     June 30, 1995 and December 31, 1994
                      (Unaudited, in thousands, note 1)


                                                   June 30,    December 31,
                                                     1995          1994

Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment              $1,919,536    $1,998,445

    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                  172,925       223,731
      Convertible subordinated debentures            130,000       130,000
      Other debt                                     221,000       120,700
                                                     523,925       474,431

    Total debt                                     2,443,461     2,472,876

  Obligations under capital leases                    58,528        60,044

  Accounts payable, accrued expenses
    and other liabilities                            185,129       205,317

  Deferred income taxes                               80,369        82,597

Shareholders' equity:
  Series A Convertible Preferred stock
    with a liquidation preference of
    $225,250,700 in 1995 and $225,252,050
    in 1994 (note 4)                                      45            45
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 47,827,071
    shares issued in 1995 and 47,571,046
    shares issued in 1994                                478           476
  Additional paid-in capital                         307,867       306,674
  Accumulated deficit                               (245,062)     (212,169)



    Total shareholders' equity                        63,328        95,026

      Total                                       $2,830,815    $2,915,860





The accompanying notes are an integral part of these statements.


                                       4
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1995 and 1994
                       (Unaudited, in thousands, note 1)

                                                       1995         1994

Cash flows from operating activities:
  Rents and other revenues received                  $310,162     $301,044
  Proceeds from land sales                             15,137       17,963
  Interest received                                     5,273        5,498
  Land development expenditures                        (7,000)      (6,574)
  Operating expenditures:
    Operating properties                             (147,013)    (153,267)
    Land sales, development and corporate             (13,788)      (6,754)
  Interest paid:
    Operating properties                             (104,497)    (102,623)
    Land sales, development and corporate              (4,797)      (5,852)
    Net cash provided by operating activities          53,477       49,435

Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (31,405)     (31,553)
  Expenditures for property acquisitions                   --      (93,786)
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and remerchandising               (3,612)      (3,921)
      Building and equipment                           (2,078)      (2,122)
  Purchases of marketable securities                   (2,838)     (48,247)
  Proceeds from redemptions or sales of
    marketable securities                              25,278       51,712
  Other                                                (2,054)        (997)
    Net cash used in investing activities             (16,709)    (128,914)

Cash flows from financing activities:
  Proceeds from issuance of property debt             119,030      316,938
  Repayments of property debt:
    Scheduled principal payments                      (17,900)     (20,721)
    Other payments                                   (212,222)    (196,548)
  Proceeds from issuance of other debt                 99,582           --
  Repayments of other debt                             (8,955)     (11,543)
  Proceeds from exercise of stock options                 727            8
  Dividends paid                                      (26,444)     (22,715)
    Net cash used in financing activities             (46,182)      65,419
Net decrease in cash and cash equivalents              (9,414)     (14,060)

Cash and cash equivalents at beginning of period       49,398       73,556

Cash and cash equivalents at end of period           $ 39,984     $ 59,496


The accompanying notes are an integral part of these statements.



                                       5
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                    Six Months Ended June 30, 1995 and 1994
                       (Unaudited, in thousands, note 1)

                                                       1995         1994

Reconciliation of net loss to net cash
  provided by operating activities:

Net loss                                            $ (6,447)    $ (4,754)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                     36,848       37,645
    (Gain) loss on dispositions of assets
      and other provisions, net                        8,480        5,406
    Deferred income tax provision                      1,658          347
    Extraordinary losses, net of related income
      tax benefits                                     7,217        2,763
    Additions to pre-construction reserve              1,800        1,400
    Provision for bad debts                            1,465        1,197
    Decrease in operating assets and liabilities,
      net                                              2,736        5,431

Net cash provided by operating activities           $ 53,757     $ 49,435


Schedule of Non-Cash Investing and Financing
  Activities:
  Mortgage debt extinguished on dispositions
    of interests in properties                      $(20,779)    $(15,681)























The accompanying notes are an integral part of these statements.


                                       6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 1995

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

(2)  Property

     Properties in development include construction and development in progress and pre-construction costs, net. The construction and development in progress accounts include land and land improvements of $12,310,000 at June 30, 1995.

     Changes in pre-construction costs, net, for the six months ended
       June 30, 1995 are summarized as follows (in thousands):

       Balance at beginning of period, before
         pre-construction reserve                                    $  20,633
       Costs incurred                                                    6,553
       Costs transferred to construction and development
         in progress                                                       (13)
       Costs transferred to operating properties                        (1,202)
       Costs of unsuccessful projects written off                          (64)
                                                                        25,907
       Less pre-construction reserve                                   (15,845)

       Balance at end of period, net                                 $  10,062

      At June 30, 1995 properties held for development and sale include net investments of $98,199,000 in several retail center and other properties that are being marketed for sale.








                                       7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

      Notes to Consolidated Financial Statements (Unaudited), continued

(3)   Debt

   Debt at June 30, 1995 and December 31, 1994 is summarized as follows
      (in thousands):

                                 June 30, 1995       December 31, 1994
                                          Due in                Due in
                                Total    one year      Total   one year

     Mortgages and bonds      $1,980,956 $111,525   $2,063,978 $117,511
     Convertible sub-
       ordinated debentures      130,000       --      130,000       --
     Other loans                 332,505    8,148      278,898   10,744
       Total                  $2,443,461 $119,673   $2,472,876 $128,255


     In February 1995, the Company registered $150,000,000 of unsecured notes for issuance to the public from time to time through February 1997. As of June 30, 1995, the Company had issued $100,300,000 of these unsecured notes with a weighted average interest rate of 7.67% and a weighted average maturity of 7 years.

     The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

     Approximately $71,765,000 of the debt maturing in one year at June 30, 1995 relates to a retail center mortgage due in February 1996. The Company expects to refinance this mortgage on a long-term basis at or prior to its scheduled maturity.

(4)  Series A Convertible Preferred Stock

     The Company has authorized issuance of 50,000,000 shares of Preferred stock of 1 cent par value per share of which 4,505,168 shares have been classified as Series A Convertible Preferred. At June 30, 1995 and December 31, 1994, there were 4,505,014 and 4,505,041 shares outstanding, respectively.

(5)  Gain (loss) on dispositions of assets and other provisions, net

     The loss in 1995 relates primarily to provisions for losses on several retail center properties the Company has decided to sell and is actively marketing ($10,420,000). These provisions for losses were recognized based on the estimated fair values of the individual properties less costs to sell. These losses were partially offset by a gain related to the disposition of an interest in a retail center property ($1,940,000).



                                       8
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(5)  Gain (loss) on dispositions of assets and other provisions, net
     (continued)

     The loss in 1994 relates primarily to provisions for losses on investments in two operating properties ($7,728,000) and damages to a retail property as a result of an earthquake ($446,000). The provisions for losses were recognized based on management's determination that the Company would not continue to support the projects under the existing arrangements with lenders and/or partners and that it was unlikely that the Company would recover all of its investments in these projects based on forecasts of future cash flows. These losses were partially offset by a gain related to the disposition of an interest in a property the Company continues to manage ($2,768,000).

(6)  Contingencies

     On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates, and a partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk and that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches and $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. The Defendants filed answers denying the claims of Plaintiff asserting other defenses and raising a counterclaim.
       The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest from the date the suit was filed and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants and entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeals, Fourth Circuit. Briefs have been filed, and oral argument was held on March 8, 1995. A decision is expected in the third or fourth quarter of 1995. Defendants intend to vigorously pursue their rights of appeal. An estimate of the



                                       9
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(6)  Contingencies (continued)

       ultimate possible loss in the case cannot be made at this time, although a reasonably possible range of loss could be as high as the full amount of the damages awarded in the case, together with interest accrued and attorneys' fees awarded.

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





























                                       10
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis covers any material changes in financial condition since December 31, 1994 and any material changes in the results of operations for the three and six months ended June 30, 1995 as compared to the same periods in 1994. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1994 Annual Report to Shareholders.

Operating Results:

Operating properties:

Revenues from retail centers increased $3,931,000 and $3,854,000 while total operating and interest expenses decreased $1,984,000 and $5,022,000 for the three and six months ended June 30, 1995 as compared to the same periods in 1994. The increases in revenues are attributable to the operations of expansions opened in August 1994 and March 1995, increased tenant lease cancellation payments, and higher effective rents on re-leased space. These increases have been partially offset by lower recoveries of operating expenses, as discussed below, and the dispositions of properties in the first quarter of 1994 and second quarter of 1995. The decreases in expenses are attributable to these dispositions, lower recoverable expenses as a result of operating expense reduction efforts and milder winter conditions experienced in the Northeast and lower interest expense due to debt restructurings and refinancings completed in 1994. These decreases were partially offset by an increase in expenses associated with the operations of the expansions referred to above.

Revenues from office, mixed-use and other properties increased $136,000 and $456,000 and total operating and interest expenses decreased $800,000 and $154,000 for the three and six months ended June 30, 1995 as compared to the same periods in 1994. The increases in revenues are attributable primarily to higher occupancy at certain hotel and office properties in Columbia and tenant lease cancellation payments. These increases have been partially offset by increased vacancy at a mixed-use project. The decreases in total operating and interest expenses are attributable primarily to lower depreciation expense as the Company discontinued depreciating an industrial building it intends to sell. These decreases are partially offset by expenses at two industrial buildings in Columbia which opened in the second quarter of 1994 and higher interest expense on a mixed-use project. Interest on the project loan was lower in the first quarter of 1994 because the Company exercised an option in the loan agreement to make a specified payment and reduce the effective interest rate on the loan retroactive to the beginning of its term. The payment was less than the interest previously accrued, and the difference was recorded as a reduction to interest expense in the quarter.

Land sales:

Revenues from land sales decreased $4,096,000 and $4,473,000 and total costs and expenses decreased $2,324,000 and $3,182,000 for the three and six months ended June 30, 1995, as compared to the same periods in 1994.


                                       11
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The decreases in revenues relate to lower sales of land for commercial/ other uses in Columbia. The decreases in costs and expenses is attributable primarily to decreased costs of sales due to lower sales revenues.

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

Corporate:

Corporate operating expenses increased $279,000 and $629,000 for the three and six months ended June 30, 1995 when compared to the same periods in 1994. These increases are due primarily to costs of increased executive management focus on corporate matters.

Corporate interest costs were $3,624,000 and $3,420,000 for the three and six months ended June 30, 1995 and 1994, respectively, and $7,204,000 and $6,568,000 for the six months ended June 30, 1995 and 1994, respectively. Of such amounts, $785,000 and $556,000 were capitalized during the three months ended June 30, 1995 and 1994, respectively, and $1,661,000 and $1,016,000 were capitalized during the six months ended June 30, 1995 and 1994, respectively, on funds invested in development projects. The increases in corporate interest costs are attributable primarily to additional debt used for corporate purposes.

Gain (loss) on dispositions of assets and other provisions, net

The loss in 1995 relates primarily to provisions for losses on several retail center properties the Company has decided to sell and is actively marketing ($10,420,000). These provisions for losses were recognized based on the estimated fair values of the individual properties less costs to sell. These losses were partially offset by a gain related to the disposition of an interest in a retail center property ($1,940,000).

The loss in 1994 relates primarily to provisions for losses on investments in two operating properties ($7,728,000) and damages to a retail property as a result of an earthquake ($446,000). The provisions for losses were recognized based on management's determination that the Company would not continue to support the projects under the existing arrangements with lenders and/or partners and that it was unlikely that the Company would recover all of its investments in these projects based on forecasts of future cash flows. These losses were partially offset by a gain related to the disposition of an interest in a property the Company continues to manage ($2,768,000).




                                       12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Financial Condition and Liquidity:

Shareholders' equity decreased $31,698,000 from $95,026,000 at December 31, 1994 to $63,328,000 at June 30, 1995. The decrease was due principally to the payment of regular quarterly dividends on the Company's common and Preferred stocks, and to a lesser extent, the Company's net loss for the six months ended June 30, 1995.

The Company had cash and cash equivalents and investments in marketable securities totaling $47,693,000 and $79,547,000 at June 30, 1995 and December 31, 1994, respectively, including $626,000 and $2,001,000, respectively, restricted for use in the development of certain properties.

In February 1995, the Company registered $150,000,000 of unsecured notes for issuance to the public from time to time through February 1997. The notes can be issued, subject to market conditions, for varying terms of nine months or longer at fixed or floating rates based upon market indices at the time of issuance. Proceeds of these notes have been or will be used to repay higher rate or recourse indebtedness of the Company. As of June 30, 1995, the Company had issued $100,300,000 of notes, the proceeds of which were used to repay higher rate and/or recourse indebtedness.

The Company has lines of credit available for up to $154,220,000 which may be used to provide corporate liquidity, fund property acquisition costs and finance other corporate needs, subject to lenders' approvals. They may also be utilized to pay some portion of existing debt, including maturities in 1995 and 1996. As of June 30, 1995, debt due in one year was $119,673,000. Approximately $71,765,000 of this debt relates to a retail center mortgage due in February 1996. The Company expects to refinance this mortgage on a long-term basis at or prior to its scheduled maturity. The Company continues to actively evaluate new sources of capital and is confident that it will be able to make these payments, arrange to refinance these maturities prior to their scheduled repayment dates, or take advantage of new sources of capital without necessitating property sales.

Net cash provided by operating activities was $53,477,000 and $49,435,000 for the six months ended June 30, 1995 and 1994, respectively. The factors discussed previously under the operating results of the four major business segments affected the level of net cash provided by operating activities.

Net cash used in investing activities was $16,709,000 and $128,914,000 for the six months ended June 30, 1995 and 1994, respectively. The decrease in net cash used of $112,205,000 occurred because property acquisition expenditures were incurred in 1994 ($93,786,000) and because net sales and redemptions of marketable securities (primarily short-term U. S. Treasury securities) increased $18,975,000 in 1995. The property acquisitions in 1994 consisted primarily of the purchase of land underlying a retail center together with the related equity interest of the former lessor.


                                       13
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Net cash used in financing activities was $46,182,000 for the six months ended June 30, 1995 while net cash provided by financing activities was $65,419,000 for the six months ended June 30, 1994. Net cash used in financing activities in 1995 is attributable primarily to scheduled principal payments on property debt and the payment of dividends. Cash flows provided by financing activities in 1994 was attributable primarily to the issuance of property debt to fund the property acquisition described above partially offset by scheduled principal payments on property debt and the payment of dividends.

New Accounting Standards:

Statement of Financial Accounting Standards No. 116, "Accounting for the
  Contributions Received and Contributions Made" (SFAS No. 116), was issued by the Financial Accounting Standards Board in June 1993. SFAS No. 116 was adopted by the Company effective January 1, 1995, and adoption has not had a material effect on the financial position or results of operations of the Company.

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



                                            THE ROUSE COMPANY

                                            Principal Financial Officer:



Date: August 14, 1995                       By   /s/Jeffrey H. Donahue
                                               Jeffrey H. Donahue
                                               Senior Vice President and
                                                 Chief Financial Officer

                                            Principal Accounting Officer:


Date: August 14, 1995                       By   /s/George L. Yungmann
                                               George L. Yungmann
                                               Senior Vice President and
                                                 Controller
































                                       17
                                  Exhibit Index


Exhibit Number                              Description

      11                                    Statement re Computation of per
                                            share earnings (loss)




















































                                       18
                                    Exhibit 11
                      THE ROUSE COMPANY AND SUBSIDIARIES
            Computation of Fully Diluted Earnings (Loss) Per Share
              (Unaudited, in thousands except per share amounts)

                                       Three months         Six months
                                     ended June 30,      ended June 30,
                                      1995     1994       1995     1994

Earnings (loss) before
 extraordinary losses               $ 1,403   $   576   $   770  $(1,991)

  Add after-tax interest expense
  applicable to convertible
  subordinated debentures             1,215     1,215     2,430    2,430

  Earnings (loss) before extra-
    ordinary losses, as adjusted      2,618     1,791     3,200      439

  Extraordinary losses                   --    (2,606)   (7,217)  (2,763)

Net earnings (loss), as adjusted     $ 2,618   $  (815)  $(4,017) $(2,324)

Shares:

  Weighted average number of
    common shares outstanding        47,804    47,563    47,734   47,563

  Assuming conversion of
    convertible Preferred stock      10,560     9,470    10,560    9,470

  Assuming conversion of convertible
    subordinated debentures           4,541     4,541     4,541    4,541

  Assuming exercise of options and
    warrants reduced by the number
    of shares which could have been
    purchased with the proceeds
    from the exercise of such
    options                             153       152       156      152

Weighted average number of shares
  outstanding, as adjusted           63,058    61,726    62,991   61,726

Earnings (loss) per common share
  assuming full dilution:

Earnings (loss) before
  extraordinary losses, as adjusted $   .04   $   .03   $   .05  $   .01
Extraordinary losses                     --      (.04)     (.12)    (.05)

Net earnings (loss), adjusted       $   .04   $  (.01)  $  (.07) $  (.01)


This calculation is submitted in accordance with Regulation S-K item 601
(b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.


                                       19





















































                                    14