Form 10-Q/A
period 1995-06-30
ROUSE COMPANY
filed 1995-09-21
CIK 85388

The sole purpose of this amendment to The Rouse Company's Quarterly
Report on Form 10-Q for the period ended June 30, 1995 is to correct a typographical error and an arithmetic error in the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994. Specifically, in the reconciliation of net loss to net cash provided by operating activities, the previously filed Form 10-Q reported the numbers in the 1995 column relating to "Decrease in operating assets and liabilities, net" and "Net cash provided by operating activities" as "2,736" and "53,757", respectively. This amended Form 10-Q reports the numbers as "2,456" and "53,477", respectively.






































                                   Form 10-Q/A

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



                                       5
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                    Six Months Ended June 30, 1995 and 1994
                       (Unaudited, in thousands, note 1)

                                                       1995         1994

Reconciliation of net loss to net cash
  provided by operating activities:

Net loss                                            $ (6,447)    $ (4,754)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                     36,848       37,645
    (Gain) loss on dispositions of assets
      and other provisions, net                        8,480        5,406
    Deferred income tax provision                      1,658          347
    Extraordinary losses, net of related income
      tax benefits                                     7,217        2,763
    Additions to pre-construction reserve              1,800        1,400
    Provision for bad debts                            1,465        1,197
    Decrease in operating assets and liabilities,
      net                                              2,456        5,431

Net cash provided by operating activities           $ 53,477     $ 49,435


Schedule of Non-Cash Investing and Financing
  Activities:
  Mortgage debt extinguished on dispositions
    of interests in properties                      $(20,779)    $(15,681)























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



                                            THE ROUSE COMPANY

                                            Principal Financial Officer:



Date: September 21, 1995                    By   /s/Jeffrey H. Donahue
                                               Jeffrey H. Donahue
                                               Senior Vice President and
                                                 Chief Financial Officer

                                            Principal Accounting Officer:


Date: September 21, 1995                    By   /s/George L. Yungmann
                                               George L. Yungmann
                                               Senior Vice President and
                                                 Controller
































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