Form 10-Q
period 1995-09-30
ROUSE COMPANY
filed 1995-11-07
CIK 85388

Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1995

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

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of October 31, 1995:

Common Stock, $0.01 par value                         47,921,499
       Title of Class                              Number of Shares








Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1995 and 1994
          (Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Nine months
                                 ended September 30,   ended September 30,
                                   1995       1994       1995       1994

Revenues:
  Operating properties:
    Retail centers               $123,202   $123,108   $360,502   $356,554
    Office, mixed-use and other    36,959     37,561    109,432    109,578
                                  160,161    160,669    469,934    466,132
  Land sales                        8,519     11,273     23,550     30,777
  Corporate interest income           485        708      1,832      1,937
                                  169,165    172,650    495,316    498,846

Operating expenses, exclusive of
provision for bad debts,
depreciation and amortization:
  Operating properties:
    Retail centers                 62,456     63,110    183,042    188,032
    Office, mixed-use and other    17,160     18,148     52,006     54,372
                                   79,616     81,258    235,048    242,404
  Land sales                        4,542      5,683     12,573     16,878
  Development                         605      2,211      4,110      5,088
  Corporate                         1,452      1,705      5,972      5,596
                                   86,215     90,857    257,703    269,966


Interest expense:
  Operating properties:
    Retail centers                 32,863     33,012     95,326     95,720
    Office, mixed-use and other    17,272     17,245     51,745     50,406
                                   50,135     50,257    147,071    146,126
  Land sales                        1,263      1,131      3,798      3,684
  Development                          88        123        271        371
  Corporate                         2,294      3,020      7,837      8,572
                                   53,780     54,531    158,977    158,753

Provision for (recovery of)
  bad debts                          (236)     1,507      1,229      2,704

Depreciation and amortization      18,026     18,441     54,874     56,086

                                  157,785    165,336    472,783    487,509

Gain (loss) on dispositions of
  assets and other provisions,
  net (note 5)                     (5,638)        --    (14,118)    (5,406)


The accompanying notes are an integral part of these statements.

                                             1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Operations, continued
           Three and Nine Months Ended September 30, 1995 and 1994
          (Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Nine months
                                 ended September 30,   ended September 30,
                                   1995       1994       1995       1994


Earnings before income
  taxes and extraordinary losses  $ 5,742    $ 7,314   $  8,415   $  5,931

Income tax provision:
  Current - primarily state           184         47        429        308
  Deferred                          2,389      3,121      4,047      3,468
                                    2,573      3,168      4,476      3,776

Earnings before
  extraordinary losses              3,169      4,146      3,939      2,155

Extraordinary losses from early
  extinguishments of debt, net
  of related income tax benefits     (137)        --     (7,354)    (2,763)

Net earnings (loss)               $ 3,032    $ 4,146   $ (3,415)  $   (608)

Net earnings (loss) applicable
  to common shareholders          $  (628)   $   876   $(14,396)  $(10,419)



EARNINGS (LOSS) PER SHARE OF
COMMON STOCK AFTER PROVISION
FOR DIVIDENDS ON PREFERRED STOCK:

Earnings (loss) before
  extraordinary losses            $  (.01)   $   .02   $   (.15)  $   (.16)
Extraordinary losses                   --         --       (.15)      (.06)
                                  $  (.01)   $   .02   $   (.30)  $   (.22)
DIVIDENDS PER SHARE:
  Common stock                    $   .20    $   .17   $    .60   $    .51
  Preferred stock                 $   .81    $   .81   $   2.43   $   2.43










The accompanying notes are an integral part of these statements.

                                             2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets
                   September 30, 1995 and December 31, 1994
                      (Unaudited, in thousands, note 1)


                                                September 30,  December 31,
                                                     1995          1994

Assets:
  Property (note 2):
    Operating properties:
      Property and deferred costs of projects $2,925,528 $2,937,565 Less accumulated depreciation
        and amortization                              489,392       490,158
                                                    2,436,136     2,447,407

    Properties in development                          48,195        65,348

    Properties held for development and sale          238,104       141,102

      Total property                                2,722,435     2,653,857

    Prepaid expenses, deferred charges
      and other assets                                 95,977       104,254

    Accounts and notes receivable                      79,485        78,202

    Investments in marketable securities                5,537        30,149

    Cash and cash equivalents                          26,203        49,398

      Total                                        $2,929,637    $2,915,860




















The accompanying notes are an integral part of these statements.

                                     3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued
                   September 30, 1995 and December 31, 1994
                      (Unaudited, in thousands, note 1)


                                                September 30,  December 31,
                                                     1995          1994

Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment              $2,028,654    $1,998,445


    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                  154,419       223,731
      Convertible subordinated debentures            130,000       130,000
      Other debt                                     246,500       120,700
                                                     530,919       474,431

    Total debt                                     2,559,573     2,472,876

  Obligations under capital leases                    58,064        60,044

  Accounts payable, accrued expenses
    and other liabilities                            174,833       205,317

  Deferred income taxes                               82,684        82,597

Shareholders' equity:
  Series A Convertible Preferred stock
    with a liquidation preference of
    $225,250,450 in 1995 and $225,252,050
    in 1994 (note 4)                                      45            45
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 47,921,499
    shares issued in 1995 and 47,571,046
    shares issued in 1994                                479           476
  Additional paid-in capital                         309,231       306,674
  Accumulated deficit                               (255,272)     (212,169)



    Total shareholders' equity                        54,483        95,026

      Total                                       $2,929,637    $2,915,860





The accompanying notes are an integral part of these statements.

                                             4
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1995 and 1994
                       (Unaudited, in thousands, note 1)

                                                      1995         1994
Cash flows from operating activities:
  Rents and other revenues received                 $ 463,544    $ 459,941
  Proceeds from land sales                             23,715       31,391
  Interest received                                     7,599        7,844
  Land development expenditures                       (13,248)     (13,054)
  Operating expenditures:
    Operating properties                             (229,114)    (231,899)
    Land sales, development and corporate             (14,104)      (8,797)
  Interest paid:
    Operating properties                             (156,688)    (151,774)
    Land sales, development and corporate             (12,179)     (14,644)
    Net cash provided by operating activities          69,525       79,008

Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (52,711)     (51,489)
  Expenditures for property acquisitions              (27,767)     (93,885)
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and remerchandising               (6,696)      (6,277)
      Building and equipment                           (2,711)      (3,954)
  Purchases of marketable securities                   (4,626)     (54,917)
  Proceeds from redemptions or sales of
    marketable securities                              29,238       64,343
  Other                                                 1,186        2,907
    Net cash used in investing activities             (64,087)    (143,272)

Cash flows from financing activities:
  Proceeds from issuance of property debt             170,643      338,227
  Repayments of property debt:
    Scheduled principal payments                      (27,268)     (31,961)
    Other payments                                   (251,327)    (216,548)
  Proceeds from issuance of other debt                124,947           --
  Repayments of other debt                             (8,079)     (14,629)
  Proceeds from exercise of stock options               2,138           67
  Dividends paid                                      (39,687)     (34,070)
    Net cash (used in) provided by financing
      activities                                      (28,633)      41,086
Net decrease in cash and cash equivalents             (23,195)     (23,178)

Cash and cash equivalents at beginning of period       49,398       73,556

Cash and cash equivalents at end of period          $  26,203    $  50,378


The accompanying notes are an integral part of these statements.

                                             5


Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                  Nine Months Ended September 30, 1995 and 1994
                       (Unaudited, in thousands, note 1)

                                                      1995         1994

Reconciliation of net loss to net cash
  provided by operating activities:

Net loss                                            $ (3,415)    $   (608)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                     54,874       56,086
    (Gain) loss on dispositions of assets
      and other provisions, net                       14,118        5,406
    Deferred income tax provision                      4,047        3,468
    Extraordinary losses, net of related income
      tax benefits                                     7,354        2,763
    Additions to pre-construction reserve              1,800        2,800
    Provision for bad debts                            1,229        2,704
    (Increase) decrease in operating assets and
      liabilities, net                               (10,482)       6,389

Net cash provided by operating activities           $ 69,525     $ 79,008


Schedule of Non-Cash Investing and Financing
  Activities:
  Mortgage debt extinguished on dispositions
    of interests in properties                      $(20,779)    $(14,988)
  Mortgage debt assumed on acquisitions of
    interests in properties                            6,175           --
  Value of non-cash consideration given in
    connection with acquisitions of interests
    in properties                                     79,811           --


















The accompanying notes are an integral part of these statements.

                                             6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1995

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

     In its annual reports, the Company has included certain supplementary current value basis financial information with the historical cost basis financial statements. The current value basis presentation has been and will continue to be an integral part of the Company's formal year-end reporting, but will not be included in quarterly reports to shareholders. Therefore, all of the financial information contained herein is based on the historical cost basis as required by generally accepted accounting principles.

(2)  Property

     Properties in development include construction and development in progress and pre-construction costs, net. The construction and development in progress accounts include land and land improvements of $12,678,000 at September 30, 1995.

     Changes in pre-construction costs, net, for the nine months ended
       September 30, 1995 are summarized as follows (in thousands):

       Balance at beginning of period, before
         pre-construction reserve                                     $  20,633
       Costs incurred                                                     9,230
       Costs transferred to construction and development
         in progress                                                     (7,405)
       Costs transferred to operating properties                         (1,036)
       Costs of unsuccessful projects written off                        (2,351)
                                                                         19,071
       Less pre-construction reserve                                     13,558

       Balance at end of period, net                                  $   5,513

      At September 30, 1995 properties held for development and sale included net investments of $102,573,000 in several retail center and other properties that are being marketed for sale.








                                     7

Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

      Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Debt

     Debt at September 30, 1995 and December 31, 1994 is summarized as follows (in thousands):

                              September 30, 1995     December 31, 1994
                                          Due in                Due in
                                Total    one year      Total   one year

     Mortgages and bonds      $2,050,106 $113,183   $2,063,978 $117,511
     Convertible sub-
       ordinated debentures      130,000       --      130,000       --
     Other loans                 379,467    8,119      278,898   10,744
       Total                  $2,559,573 $121,302   $2,472,876 $128,255


     In February 1995, the Company registered $150,000,000 of unsecured notes for issuance to the public from time to time through February 1997. As of September 30, 1995, the Company had issued $100,300,000 of these unsecured notes with a weighted average interest rate of 7.6% and a weighted average maturity of 6.8 years.

     The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

     Approximately $71,790,000 of the debt maturing in one year at September 30, 1995 relates to a retail center mortgage due in February 1996. The Company expects to refinance this mortgage on a long-term basis at or prior to its scheduled maturity.

(4)  Series A Convertible Preferred stock

     The Company has authorized issuance of 50,000,000 shares of Preferred stock of 1 cent par value per share of which 4,505,168 shares have been classified as Series A Convertible Preferred. At September 30, 1995 and December 31, 1994, there were 4,505,009 and 4,505,041 shares outstanding, respectively.

(5)  Gain (loss) on dispositions of assets and other provisions, net

     The net loss in 1995 relates primarily to provisions for losses on several retail center properties the Company has decided to sell and is actively marketing ($16,058,000). These provisions for losses were recognized based on the estimated fair values of the individual properties less costs to sell. These losses were partially offset by a gain related to the disposition of an interest in a retail center property ($1,940,000).



                                     8
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(5)  Gain (loss) on dispositions of assets and other provisions, net
     (continued)

     The net loss in 1994 relates primarily to provisions for losses on investments in two operating properties ($7,728,000) and damages to a retail property as a result of an earthquake ($446,000). The provisions for losses were recognized based on management's determination that the Company would not continue to support the projects under the existing arrangements with lenders and/or partners and that it was unlikely that the Company would recover all of its investments in these projects based on forecasts of future cash flows. These losses were partially offset by a gain related to the disposition of an interest in a property the Company continues to manage ($2,768,000).

(6)  Contingencies

     On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates, and a partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk and that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches and $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. The Defendants filed answers denying the claims of Plaintiff, asserting other defenses and raising a counterclaim. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest from the date the suit was filed and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants and entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees. Defendants believe that the verdict and judgment as entered to date are contrary to the facts and applicable law. On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeals, Fourth Circuit. Briefs have been filed, and oral argument was held on March 8, 1995. A decision is expected in the fourth quarter of 1995. Defendants intend to vigorously pursue their rights of appeal. An estimate of the ultimate possible



                                     9

Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

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




























                                    10
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis covers any material changes in financial condition since December 31, 1995 and any material changes in the results of operations for the three and nine months ended September 30, 1995 as compared to the same periods in 1994. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1994 Annual Report to Shareholders.

Operating Results:

Operating properties:

Revenues from retail centers increased $94,000 and $3,948,000 while total operating and interest expenses decreased $2,121,000 and $7,143,000 for the three and nine months ended September 30, 1995 as compared to the same periods in 1994. The increases in revenues are attributable to the operations of expansions opened in August 1994 and March 1995, higher effective rents on re-leased space, and, for the nine month period, increased tenant lease cancellation payments. These increases have been partially offset by the effects of slightly lower occupancy levels, lower recoveries of operating expenses, as discussed below, the dispositions of properties in the first quarter of 1994 and second quarter of 1995, and for the three month period, decreased tenant lease cancellation payments. The decreases in expenses are attributable to the aforementioned property dispositions, lower recoverable expenses as a result of operating expense reduction efforts and milder winter conditions experienced in the Northeast, lower bad debt expenses due to recoveries of amounts previously reserved and lower interest expense due to debt restructurings and refinancings completed in 1994 or early 1995. These decreases were partially offset by an increase in expenses associated with the operations of the expansions referred to above.

Revenues from office, mixed-use and other properties decreased $602,000 and $146,000 and total operating and interest expenses decreased $1,801,000 and $1,955,000 for the three and nine months ended September 30, 1995 as compared to the same periods in 1994. The decreases in revenues are attributable primarily to dispositions of properties in the third quarter of 1994 and the second quarter of 1995, lower recoveries of operating expenses and, for the three month period, decreased tenant lease cancellation payments. These decreases have been partially offset by higher occupancy at certain hotel and office properties in Columbia and for the nine month period, increased tenant lease cancellation payments. The decreases in total operating and interest expenses are attributable primarily to the aforementioned property dispositions, lower bad debt expenses due to recoveries of amounts previously reserved, lower operating expenses at certain projects and lower depreciation expense as the Company discontinued depreciating an industrial building it intends to sell. These decreases are partially offset by expenses at two industrial buildings in Columbia which opened in the second quarter of 1994 and higher interest expense on a mixed-use project. Interest on this project loan was lower in the first quarter of 1994 because the Company exercised an option in the loan agreement to make a specified



                                    11
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

payment and reduce the effective interest rate on the loan retroactive to the beginning of its term. The payment was less than the interest previously accrued, and the difference was recorded as a reduction to interest expense in the quarter.

Land sales:

Revenues from land sales decreased $2,754,000 and $7,227,000 and total costs and expenses decreased $1,009,000 and $4,191,000 for the three and nine months ended September 30, 1995, as compared to the same periods in 1994. The decreases in revenues relate to lower sales of land for commercial/other uses in Columbia. The decreases in costs and expenses are attributable primarily to decreased costs of sales due to lower sales revenues.

Development:

These costs consist primarily of additions to the pre-construction reserve and new business costs. The pre-construction reserve is maintained to provide for costs of projects which may not go forward to completion.
  New business costs relate primarily to the initial evaluation of acquisition and development opportunities. These costs decreased $1,606,000 and $978,000 for the three and nine months ended September 30, 1995 as compared to the same periods in 1994. The decreases are due primarily to reduced provisions required for projects in the pre-construction stage due to progress made in the development process, particularly in the third quarter of 1995.

Corporate:

Corporate interest costs were $3,275,000 and $3,754,000 for the three months ended September 30, 1995 and 1994, respectively, and $10,479,000 and $10,322,000 for the nine months ended September 30, 1995 and 1994, respectively. Of such amounts, $981,000 and $734,000 were capitalized during the three months ended September 30, 1995 and 1994, respectively, and $2,642,000 and $1,750,000 were capitalized during the nine months ended September 30, 1995 and 1994, respectively, on funds invested in development projects. The decrease in corporate interest costs for the three month period is due to a lower level of debt used for corporate purposes.

Gain (loss) on dispositions of assets and other provisions, net

The net loss in 1995 relates primarily to provisions for losses on several retail center properties the Company has decided to sell and is actively marketing ($16,058,000). These provisions for losses were recognized based on the estimated fair values of the individual properties less costs to sell. These losses were partially offset by a gain related to the disposition of an interest in a retail center property ($1,940,000).

The net loss in 1994 relates primarily to provisions for losses on investments in two operating properties ($7,728,000) and damages to a retail property as a result of an earthquake ($446,000). The provisions


                                    12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

Financial Condition and Liquidity:

Shareholders' equity decreased $40,543,000 from $95,026,000 at December 31,
  1994 to $54,483,000 at September 30, 1995. The decrease was due principally to the payment of regular quarterly dividends on the Company's common and Preferred stocks, and to a lesser extent, the Company's net loss for the nine months ended September 30, 1995.

The Company had cash and cash equivalents and investments in marketable securities totaling $31,740,000 and $79,547,000 at September 30, 1995 and December 31, 1994, respectively, including $640,000 and $2,001,000, respectively, restricted for use in the development of certain properties.

In February 1995, the Company registered $150,000,000 of unsecured notes for issuance to the public from time to time through February 1997. The notes can be issued, subject to market conditions, for varying terms of nine months or longer at fixed or floating rates based upon market indices at the time of issuance. Proceeds of these notes have been or will be used primarily to repay higher rate or recourse indebtedness of the Company. As of September 30, 1995, the Company had issued $100,300,000 of notes, the proceeds of which were used to repay higher rate and/or recourse indebtedness.

The Company has lines of credit of $158,920,000 of which $119,920,000 was available at September 30, 1995. These lines of credit may be used to provide corporate liquidity, fund property acquisition costs and finance other corporate needs, subject to lenders' approvals. They may also be utilized to pay some portion of existing debt, including maturities in 1995 and 1996. As of September 30, 1995, debt due in one year was $121,302,000. Approximately $71,790,000 of this debt relates to a retail center mortgage due in February 1996. The Company expects to refinance this mortgage on a long-term basis at or prior to its scheduled maturity. The Company continues to actively evaluate new sources of capital and is confident that it will be able to make these payments, arrange to refinance these maturities prior to their scheduled repayment dates, or take advantage of new sources of capital without necessitating property sales.

Net cash provided by operating activities was $69,525,000 and $79,008,000 for the nine months ended September 30, 1995 and 1994, respectively. The factors discussed previously under the operating results of the four major business segments, particularly lower land sale revenues, and, in 1995, funding of certain pension obligations affected the level of net cash provided by operating activities.


                                    13
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Net cash used in investing activities was $64,087,000 and $143,272,000 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in net cash used of $79,165,000 occurred because of the higher level of property acquisition expenditures incurred in 1994 ($66,118,000) and because net sales and redemptions of marketable securities (primarily short-term U. S. Treasury securities) increased $15,185,000 in 1995. The property acquisitions in 1995 consist of the purchases of partnership interests in three retail centers. The property acquisitions in 1994 consisted primarily of the purchase of land underlying a retail center together with the related equity interest of the former lessor.

Net cash used in financing activities was $28,633,000 for the nine months ended September 30, 1995 while net cash provided by financing activities was $41,086,000 for the nine months ended September 30, 1994. Net cash used in financing activities in 1995 is attributable primarily to scheduled principal payments on property debt and the payment of dividends, partially offset by the issuance of other debt and property debt to partially fund the property acquisitions described above. Net cash provided by financing activities in 1994 was attributable primarily to the issuance of property debt to fund the property acquisition described above partially offset by scheduled principal payments on property debt and the payment of dividends.

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



                                            THE ROUSE COMPANY

                                            Principal Financial Officer:



Date: November 7, 1995                      By   /s/Jeffrey H. Donahue
                                               Jeffrey H. Donahue
                                               Senior Vice President and
                                                 Chief Financial Officer

                                            Principal Accounting Officer:


Date: November 7, 1995                      By   /s/George L. Yungmann
                                               George L. Yungmann
                                               Senior Vice President and
                                                 Controller
































                                    17
                                       Exhibit Index


Exhibit Number                              Description

      11                                    Statement re Computation of per
                                            share earnings (loss)




















































                                    18
                                                                    Exhibit 11
                      THE ROUSE COMPANY AND SUBSIDIARIES
            Computation of Fully Diluted Earnings (Loss) Per Share
              (Unaudited, in thousands except per share amounts)

                                       Three months         Nine months
                                   ended September 30,  ended September 30,
                                     1995       1994      1995       1994

Earnings before extraordinary
  losses                           $ 3,169    $ 4,146   $ 3,939    $ 2,155

  Add after-tax interest expense
  applicable to convertible
  subordinated debentures            1,215      1,215     3,644      3,644

  Earnings before extra-
    ordinary losses, as adjusted     4,384      5,361     7,583      5,799

  Extraordinary losses                (137)        --    (7,354)    (2,763)

Net earnings, as adjusted          $ 4,247    $ 5,361   $   229    $ 3,036

Shares:

  Weighted average number of
    common shares outstanding       47,868     47,565    47,779     47,563

  Assuming conversion of
    convertible Preferred stock     10,600      9,470    10,600      9,470

  Assuming conversion of convertible
    subordinated debentures          4,542      4,542     4,542      4,542

  Assuming exercise of options and
    warrants reduced by the number
    of shares which could have been
    purchased with the proceeds
    from the exercise of such
    options                            376        186       376        173

Weighted average number of shares
  outstanding, as adjusted          63,386     61,763    63,297     61,748

Earnings per common share
  assuming full dilution:

Earnings before extraordinary
  losses, as adjusted               $   .07   $   .09   $   .12    $   .09
Extraordinary losses                     --        --      (.12)      (.04)

Net earnings, adjusted              $   .07   $   .09   $    --    $   .05


This calculation is submitted in accordance with Regulation S-K item 601
(b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.


                                    19