Form 10-K
period 1995-12-31
ROUSE COMPANY
filed 1996-03-05
CIK 85388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1995
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Common Stock (par value 1 cent per share)         New York Stock Exchange
-----------------------------------------

Series A Convertible Preferred Stock
-------------------------------------
(par value 1 cent per share)                      New York Stock Exchange
----------------------------

9 1/4% Cumulative Quarterly Income Preferred
--------------------------------------------
Securities                                        New York Stock Exchange
----------

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x      No ____
                                              -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

  As of February 20, 1996, there were outstanding 47,922,749 shares of the registrant's common stock, par value 1c, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was
                                 ----------------------------------------
approximately $906,134,036.

                      Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II and IV.

Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 7, 1996 is incorporated by reference into Part III.

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

  RECENT DEVELOPMENTS. On February 27, 1996, the Company entered into certain merger agreements whereby the Company agreed, subject to certain conditions, to acquire The Hughes Corporation, a Delaware corporation ("THC"), its affiliated partnership, Howard Hughes Properties, Limited Partnership ("HHPLP"), a Delaware limited partnership, and their subsidiaries and affiliates. THC and HHPLP are primarily engaged in real estate management and development. The assets of THC and its subsidiaries include four large-scale, master-planned business parks (three in Las Vegas and one in Los Angeles), a 75% partnership interest in a regional shopping center in Las Vegas, a 22,500 acre master planned, new community in Las Vegas and a number of other land parcels and commercial buildings in both Nevada and Los Angeles.

  The Company agreed to acquire all the capital stock of THC ("THC Common
    Stock") through a merger of THC into a wholly owned subsidiary of the Company (the "Merger"). The Company agreed to acquire the 48% of the partnership interests of HHPLP which are not currently owned by THC through a merger of another wholly owned subsidiary of the Company into HHPLP (the "HHPLP Merger"). The purchase price includes debt presently encumbering the assets of THC and its subsidiaries.

  In the Merger, holders of THC Common Stock are to receive (i) shares of Rouse
    Common Stock or, in the event that the number of shares of Rouse Common Stock issuable in the Merger would otherwise exceed 19.9% of the currently outstanding Rouse Common Stock, a combination of Rouse Common Stock and cash, in each case having a value of $176.4 million, (ii) a note of up to $15 million and (iii) contractual rights to receive additional shares of Rouse Common Stock or, if the Company is unable for any reason to deliver shares of Rouse Common Stock, shares of a new series of increasing rate Preferred Stock, par value $0.01 per share, of the Company over a period of up to 15 years following the consummation of the Merger based upon certain formulas relating to the cash flow and appraised value of certain assets of THC and its subsidiaries. The number of shares to be issued in the Merger will be determined by the average closing price of the stock for the 30 trading days ending five days prior to the closing date subject to maximum and minimum prices.

  Pursuant to the HHPLP Merger, holders of partnership interests in HHPLP (other than THC) will be entitled to receive an amount of cash equal to (i) the sum of (x) $40 million plus (y) the aggregate amount of cash and cash equivalents held by THC and its subsidiaries at December 31, 1995 minus (ii) certain expenses, subject to certain adjustments.

  The transactions are conditioned upon approval by the requisite vote of the holders of THC Common Stock and certain other closing conditions and, accordingly, there can be no assurance that the transactions will be consummated. See Exhibit 99.2 for a description of the risks related to these transactions. The transactions are expected to close in the second quarter of 1996.

Item 1(b).  Financial Information About Industry Segments.

  Information required by Item 1(b) is incorporated herein by reference to note 13 of the notes to consolidated financial statements included in the 1995 Annual Report to Shareholders.

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

Item 1(c).  Narrative Description of Business.

  Operating Properties:
  --------------------

  As set forth in Item 2, at December 31, 1995, the 66 regional retail centers owned, in whole or in part, or operated by subsidiaries or affiliates of the Company, aggregated 21,435,000 square feet of leasable space, including 1,067,000 square feet leased to department stores and 402,000 square feet of office space. The activities involved in operating and managing retail centers include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market and consumer research, developing and implementing short- and long-term merchandising and leasing programs, assisting tenants in the presentation of their merchandise and the layout of their stores and storefronts, and maintaining the buildings and common areas.

  In conjunction with other partners or investors, the Company has a program of acquiring completed retail centers, with the Company having management responsibility and earning incentive fees including, in some instances, equity interests in the centers. The Company also has a program of providing management services for centers developed and owned by others under management agreements that also provide for incentive fees and, in some instances, equity interests in the centers. As of December 31, 1995, the Company managed 19 such centers, which are included in the figures in the preceding paragraph and aggregated 6,097,000 square feet of leasable space.

  In addition to Columbia Mall, which is included in the figures in the second preceding paragraph, The Howard Research And Development Corporation ("HRD", a wholly-owned subsidiary of the Company) and its subsidiaries own and/or manage 17 office and industrial buildings and retail centers with 3,081,000 square feet of leasable office space, 8 village centers with 824,000 square feet of leasable retail space and other properties and additional commercial space, including the 289-room Columbia Inn in Columbia, Maryland.

  Other subsidiaries of the Company own, in whole or in part, and operate 11 office buildings with a total of 2,685,000 square feet of leasable space and the 146-room Cross Keys Inn located at The Village of Cross Keys in Baltimore, Maryland. The Company also has a 5% interest in Rouse-Teachers Properties, Inc., which owns 76 office/industrial buildings with 5,101,000 square feet of space and 308 acres of land. A wholly owned affiliate of the Company is responsible for the operation, management and development of all buildings and land owned by Rouse-Teachers Properties, Inc.

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

  The Company and certain subsidiaries or affiliates are in the construction or development stage of announced projects, primarily expansions of existing centers.

  Land Sales:
  ----------

  HRD is the developing entity of Columbia, Maryland, which is located in the Baltimore-Washington corridor. HRD owns approximately 1,837 saleable acres of land in and around Columbia, and, through its subsidiaries and affiliates, develops and sells this land to builders and other developers for residential, commercial and industrial uses. The Company, through its subsidiaries and affiliates, also is presently involved in community development and related land sales elsewhere in Maryland and is developing for sale a parcel of land in California.

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

  Federal, state and local statutes and regulations relating to the protection of the environment have previously had no material effect on the Company's business. Future development opportunities of the Company may involve additional capital and other expenditures in order to comply with such statutes and regulations. It is impossible at this time to predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on the Company's operations. Compliance with such laws has had no material adverse effect on the operating results or competitive position of the Company in the past; the Company anticipates that they will have no material adverse effect on its future operating results or its competitive position in the industry.

  None of the Company's industry segments depends upon a single customer or a few customers, the loss of which would have a materially adverse effect on the segment. No customer accounts for 10 percent or more of the consolidated revenues of the Company.

  The Company and its subsidiaries had 4,283 full- and part-time employees at December 31, 1995.

Item 2.  Properties.

  The Company leases its headquarters building (approximately 127,000 square feet) in Columbia, Maryland for an initial term of 30 years which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

  Information respecting the Company's operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table on pages 58 through 62 of Exhibit 13 to this Form 10-K. In addition to the properties presented in the table, the Company owned Outlet Square in Atlanta, Georgia and Talbottown in Easton, Maryland as of December 31, 1995. These properties were sold in February, 1996. The ownership of virtually all properties is subject to mortgage financing. The table of projects includes retail centers managed by the Company for a fee as identified in notes (c) and (d) to the table. Excluding such managed centers, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of the leases are exercised. The properties subject to such leases in whole or in part are as follows:
                                                              Year of
                                     Nature of               expiration
Property                              interest                of lease
---------------------------  --------------------------     -------------
Arizona Center               Leasehold                      Various dates
                                                            from 2017 to 2050

Augusta Mall                 Leasehold by joint venture           2068

Bayside Marketplace          Leasehold by joint venture           2062

Columbia Mall, Inc. -
  American City Building     Leasehold and fee                    2000

Columbia Mall, Inc. -
  Columbia Cinema            Leasehold and fee                    2003

Columbia Mall, Inc. -
  Exhibit Building           Leasehold and fee                    2012

Columbia Mall, Inc. -
  Oakland Building           Leasehold                            2062

Echelon Mall                 Leasehold                            2008

Faneuil Hall Marketplace     Leasehold                            2074

First National Bank Plaza    Leasehold                            2013

                                                              Year of
                                     Nature of               expiration
Property                              interest                of lease
---------------------------  --------------------------     -------------
Franklin Park                 Leasehold and fee by
                              joint venture                       2024

The Gallery at Market East    Leasehold                           2082

Governor's Square             Leasehold by joint venture          2054

Greengate Mall                Leasehold                           2070

Harborplace                   Leasehold                           2054

Harundale Mall                Leasehold and fee owned
                              jointly with others                 2059

Highland Mall                 Leasehold and fee by
                              joint venture                       2070

The Jacksonville Landing      Leasehold                           2057

Mall St. Matthews             Leasehold                           2053

Midtown Square                Leasehold                           2055

Pioneer Place                 Leasehold                           2076

Plymouth Meeting              Leasehold and fee                   2063

Riverwalk                     Leasehold by joint venture          2076

St. Louis Union Station       Leasehold                           2060

South Street Seaport          Leasehold                           2031

Tampa Bay Center              Leasehold and fee                   2047

Westlake Center               Leasehold by joint venture          2043

Item 3.  Legal Proceedings.

On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates - Rouse-New Orleans, Inc. and New Orleans Riverwalk Limited Partnership - and Connecticut General Life Insurance Company, which is a general partner of NORA (collectively, "Defendants"). Plaintiff alleged that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk by (i) failing to prevent the leased premises from flooding, (ii) refusing to permit entertainment on the leased premises, (iii) interfering with the operation of air conditioning equipment on the leased premises and (iv) failing to provide adequate security. Plaintiff claimed that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. All Defendants filed answers denying the claims of Plaintiff and asserted other defenses. NORA also asserted a counterclaim against Plaintiff and its guarantors, Robert Guastella and Charles Kovacs, for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest from the date the suit was filed and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants. The trial court also entered an amended judgment in which it awarded Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees.

On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of
  Appeal, Fourth District. On November 16, 1995, the Louisiana Court of Appeal in a 2 to 1 decision reduced the judgement by $240,000, but otherwise affirmed the damage award to Plaintiff. Defendants subsequently filed a motion for reconsideration with the Louisiana Court of Appeal, which was denied on December 19, 1995, again in a 2 to 1 decision. On January 18, 1996, Defendants filed a petition requesting the Louisiana Supreme Court to consider a further appeal of this judgment. Plaintiff filed an opposition to this petition on February 2, 1996, and Defendants submitted a reply brief on February 21, 1996.

The Company recorded in the fourth quarter of 1995 a pre-tax provision in the amount of $12,321,000, representing the full amount of the modified award (including attorneys' fees) plus interest, less pre-tax provisions previously recorded totaling $1,150,000. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

Directors and Executive Officers.

The executive officers of the Company as of March 1, 1996 are:


                              Present office and       Date of election       Business or professional
                               position with the       or appointment to    experience during the past five
Executive Officer     Age           Company            present office                  years
--------------------  ---  -------------------------   ------------------   --------------------------------

Anthony W. Deering     51  President and                         2/25/93  President and Chief Executive
                           Chief Executive Officer               2/23/95  Officer of the Company;
                                                                          formerly President and Chief
                                                                          Operating Officer of the
                                                                          Company; and Executive Vice
                                                                          President - Finance and
                                                                          Administration and Chief
                                                                          Financial Officer of the
                                                                          Company

Jeffrey H. Donahue     49  Senior Vice-President,                9/23/93  Senior Vice-President and Chief
                           Chief Financial Officer               9/23/93  Financial Officer of the
                           and Director of the                   8/17/93  Company and Director of the
                           Finance Division                               Finance Division; formerly
                                                                          Vice-President and Treasurer of
                                                                          the Company

Duke S. Kassolis       44  Senior Vice-President                 9/23/93  Senior Vice-President and
                           and Director of Office                8/17/93  Director of Office and Mixed-
                           and Mixed-Use Operations                       Use Operations of the Company;
                                                                          formerly Vice-President and
                                                                          Director of Office and
                                                                          Commercial Properties of the
                                                                          Company

Paul I. Latta, Jr.     52  Senior Vice-President                 9/23/93  Senior Vice-President and
                           and Director of Retail                8/17/93  Director of Retail Operations
                           Operations                                     of the Company; formerly Vice-
                                                                          President and Associate
                                                                          Division Director, Operating
                                                                          Properties Division of the
                                                                          Company



                              Present office and       Date of election       Business or professional
                               position with the       or appointment to    experience during the past five
Executive Officer     Age           Company            present office                  years
--------------------  ---  -------------------------   ------------------   --------------------------------
Douglas A. McGregor    53  Executive Vice-President              8/17/93    Executive Vice-President for
                           for Development and                              Development and Operations of
                           Operations                                       the Company; formerly Executive
                                                                            Vice-President - Development
                                                                            and Director of the Office and
                                                                            Community Development Division
                                                                            of the Company

Robert Minutoli        45  Senior Vice-President                 9/23/93    Senior Vice-President and
                           and Director of                       8/17/93    Director of Acquisitions of the
                           Acquisitions                                     Company; formerly Vice-
                                                                            President for Development of
                                                                            the Company

Robert D. Riedy        50  Senior Vice-President                 9/23/93    Senior Vice-President and
                           and Director of Retail                8/17/93    Director of Retail Leasing of
                           Leasing                                          the Company; formerly Vice-
                                                                            President for Development of
                                                                            the Company

Alton J. Scavo         49  Senior Vice-President,                9/23/93    Senior Vice-President and
                           Director of the                       8/17/93    Director of the Community
                           Community Development                            Development Division of the
                           Division and General                             Company and General Manager of
                           Manager of Columbia                              Columbia; formerly Vice-
                                                                            President and Associate
                                                                            Director of the Community
                                                                            Development Division of the
                                                                            Company

Jerome D. Smalley      46  Senior Vice-President                 9/23/93    Senior Vice-President and
                           and Director of the                   8/17/93    Director of the Commercial and
                           Commercial and Office                            Office Development Division of
                           Development Division                             the Company; formerly Vice-
                                                                            President for Development
                                                                            of the Company



                              Present office and       Date of election       Business or professional
                               position with the       or appointment to    experience during the past five
Executive Officer     Age           Company            present office                  years
--------------------  ---  -------------------------   ------------------   --------------------------------
George L. Yungmann     53   Senior Vice-President,               9/23/93       Senior Vice-President and
                            Controller and Director              7/26/72       Controller of the Company and
                            of the Controller's                  7/26/72       Director of the Controller's
                            Division                                           Division; formerly Vice-
                                                                               President, Controller and
                                                                               Director of the Controller's
                                                                               Division

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

                                    Part II
                                    -------


Item 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters.

        Information required by Item 5 is incorporated herein by reference to page 46 of Exhibit 13.

Item 6. Selected Financial Data.

        Information required by Item 6 is incorporated herein by reference to page 46 of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information required by Item 7 is incorporated herein by reference to pages 47 through 53 of Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

        Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-2.

        Supplementary data required by Item 8 are incorporated herein by reference to page 46 of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    Part III
                                    --------

The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before April 7, 1996.

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

      3. Exhibits:  Reference is made to the Exhibit Index.

  (b)  Reports on Form 8-K:

    A report on Form 8-K was filed on November 20, 1995, to report the decision of the Louisiana Court of Appeals in the litigation matter described in Item 3 -- Legal Proceedings and the Company's decision to record an additional provision for loss relating to the matter.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                  Index to Financial Statements and Schedules


                                                                       Page
                                                                       ----
  Independent Auditors' Report                                         IV-3

  Report of Independent Real Estate Consultants included on page 21 of Exhibit 13 incorporated herein by reference

  Financial Statements:
    The Rouse Company and Subsidiaries included on pages 22
      through 45 of Exhibit 13 incorporated herein by reference:
     Consolidated Cost Basis and Current Value Basis Balance Sheets
       at December 31, 1995 and 1994
     Consolidated Cost Basis Statements of Operations for the Years
       Ended December 31, 1995, 1994 and 1993
     Consolidated Cost Basis Statements of Shareholders' Equity for
       the Years Ended December 31, 1995, 1994 and 1993
     Consolidated Cost Basis Statements of Cash Flows for the Years
       Ended December 31, 1995, 1994 and 1993
     Consolidated Current Value Basis Statements of Changes in
       Revaluation Equity for the Years Ended December 31, 1995,
       1994 and 1993
     Notes to Consolidated Financial Statements

  Schedules:

     The Rouse Company and Subsidiaries as of December 31, 1995 or for the years ended December 31, 1995, 1994 and 1993:

     Schedule II   Valuation and Qualifying Accounts                   IV-4
     Schedule III  Real Estate and Accumulated Depreciation            IV-5


     All other schedules have been omitted as not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

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

In our opinion, the consolidated cost basis financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated cost basis financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

Baltimore, Maryland
February 22, 1996

                                                                     Schedule II
                                                                     -----------
                       THE ROUSE COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                  Years ended December 31, 1995, 1994 and 1993

                                                                   Additions
                                                           ------------------------
                                         Balance at       Charged to     Charged to                   Balance at
                                         beginning        costs and        other                         end of
        Descriptions                      of year         expenses        accounts      Deductions        year
        ------------                     ----------       ----------     ---------      ----------     ----------
                                                                       (in thousands)
Year ended December 31, 1995:
 Allowance for doubtful receivables       $25,124         $ 3,318        $    -         $3,974  /(1)/  $ 24,468
                                          =======          ======        =======        ======          =======

 Valuation allowance - properties held
  for sale                                $    -          $15,589        $    -         $   -          $ 15,589
                                          =======         =======        =======        ======         ========

 Pre-construction reserve                 $14,109         $ 3,800        $    -         $2,530  /(2)/  $ 15,379
                                          =======         =======        =======        ======         ========

Year ended December 31, 1994:
 Allowance for doubtful receivables       $24,036         $ 5,185        $    -         $4,097  /(1)/  $ 25,124
                                          =======         =======        =======        ======         ========

 Valuation allowance - properties held
  for sale                                $    -          $     -        $    -         $   -          $     -
                                          =======         =======        =======        ======         ========

 Pre-construction reserve                 $12,822         $ 3,400        $    -         $2,113  /(2)/  $ 14,109
                                          =======         =======        =======        ======         ========

Year ended December 31, 1993:
 Allowance for doubtful receivables       $23,129         $ 4,741        $    -         $3,834  /(1)/  $ 24,036
                                          =======         =======        =======        ======         ========

 Valuation allowance - properties held
  for sale                                $    -          $     -        $    -         $   -          $     -
                                          =======         =======        =======        ======         ========

 Pre-construction reserve                 $11,127         $ 2,900        $    -         $1,205  /(2)/  $ 12,822
                                          =======         =======        =======        ======         ========

Notes:

(1)  Balances written off as uncollectible.

(2)  Costs of unsuccessful projects written off.

                                                                    Schedule III
                                                                    ------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995



                                                           Cost capitalized
                                  Initial cost to            subsequent to         Gross amount at which carried
                                      Company                 acquisition               at December 31, 1995
                                  ---------------        --------------------    ---------------------------------
                                                                                          Buildings
                                             Buildings                                       and
                     Encum-                     and                 Carrying              Improve-
                     brances                  Improve-   Improve-    costs                 ments
Description          (note 4)   Land           ments      ments     (note 2)   Land       (note 3)    Total
-----------          -------    -------      --------    --------   --------   ----       --------    ------
                                                               (in thousands)
Operating Properties:

Woodbridge Center    $135,701   $-            $-          $142,447    $-       $26,301    $116,146    $142,447
  Retail Center
  Woodbridge, NJ

South Street Seaport   52,000    -             -           140,480     -             -     140,480     140,480
  Retail Center
  New York, NY

Arizona Center        120,847    97            -           137,058     -            97     137,058     137,155
  Mixed-use project
  Phoenix, AZ

Pioneer Place          97,875     -            -           122,055     -             -     122,055     122,055
  Mixed-use project
  Portland, OR

Westlake Center        95,351   10,582         -           101,658     -        10,582     101,658     112,240
  Mixed-use project
  Seattle, WA

The Gallery
at Harborplace        111,694    6,648         -           103,176     -         6,648     103,176     109,824
  Mixed-use project
  Baltimore, MD

Owings Mills           56,016   13,408         -            86,358     -        13,408      86,358      99,766
  Retail Center
  Baltimore, MD

Bayside Marketplace    84,375       -          -            97,662     -            -       97,662      97,662
  Retail Center
  Miami, FL

Mall St. Matthews      73,468       -          -            91,599     -            -       91,599      91,599
  Retail Center
  Louisville, KY

                                                                            Life on
                                                                             which
                                                                         depreciation
                              Accumulated       Date of                    in latest
                              depreciation    completion                     income
                                  and             of           Date      statement is
                              amortization    constrution    acquired      computed
                              ------------    -----------    --------    ------------
                                                   (in thousands)
Operating Properties:

Woodbridge Center             $19,099           3/71           N/A           Note 8
  Retail Center
  Woodbridge, NJ

South Street Seaport           22,047           7/83           N/A           Note 8
  Retail Center
  New York, NY

Arizona Center                 18,889          11/90           N/A           Note 8
  Mixed-use project
  Phoenix, AZ

Pioneer Place                  17,752           3/90           N/A           Note 8
  Mixed-use project
  Portland, OR

Westlake Center                19,716          10/88           N/A           Note 8
  Mixed-use project
  Seattle, WA

The Gallery
at Harborplace                 19,974           9/87           N/A           Note 8
  Mixed-use project
  Baltimore, MD

Owings Mills                    8,631           7/86           N/A           Note 8
  Retail Center
  Baltimore, MD

Bayside Marketplace            14,496           4/87           N/A           Note 8
  Retail Center
  Miami, FL

Mall St. Matthews              10,495           3/62           N/A           Note 8
  Retail Center
  Louisville, KY

                                                                     (Continued)

                                                        -----------------------


                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

                                                          Cost capitalized
                                 Initial cost to            subsequent to       Gross amount at which carried
                                     Company                 acquisition             at December 31, 1995
                                 ---------------        --------------------  ---------------------------------
                                                                                          Buildings
                                             Buildings                                       and
                     Encum-                     and                 Carrying              Improve-
                     brances                  Improve-   Improve-    costs                 ments
Description          (note 4)   Land           ments      ments     (note 2)   Land       (note 3)    Total
-----------          -------    -------      --------    --------   --------   ----       --------    ------
                                                               (in thousands)
Paramus Park           70,353    13,475         -         69,290        -      13,475      69,290     82,765
  Retail Center
  Paramus, NJ

White Marsh            58,202     2,627         -         72,887        -       2,627      72,887     75,514
  Retail Center
  Baltimore, MD

Santa Monica Place          -     5,088         -         68,207        -       5,088      68,207     73,295
  Retail Center
  Santa Monica, CA

Riverwalk              10,252         -         -         72,211        -           -      72,211     72,211
  Retail Center
  New Orleans, LA

Oakwood Center         55,000    14,750         -         56,888        -      14,750      56,888     71,638
  Retail Center
  Gretna, LA

Faneuil Hall
Marketplace            54,871         -         -         71,476        -           -      71,476     71,476
  Retail Center
  Boston, MA

Cherry Hill Mall       86,713    14,767         -         56,221        -      14,767      56,221     70,988
  Retail Center
  Cherry Hill, NJ

Hulen Mall             66,058     5,064         -         63,953        -       5,064      63,953     69,017
  Retail Center
  Ft. Worth, TX

St. Louis
Union Station               -         -         -         67,093        -           -      67,093     67,093
  Retail Center
  St. Louis, MO

                                                                            Life on
                                                                             which
                                                                         depreciation
                              Accumulated       Date of                    in latest
                              depreciation    completion                     income
                                  and             of           Date      statement is
                              amortization    constrution    acquired      computed
                              ------------    -----------    --------    ------------
                                                 (in thousands)
Paramus Park                    5,196            3/74          N/A         Note 8
  Retail Center
  Paramus, NJ

White Marsh                    10,649            8/81          N/A         Note 8
  Retail Center
  Baltimore, MD

Santa Monica Place              7,973           10/80          N/A         Note 8
  Retail Center
  Santa Monica, CA

Riverwalk                      10,400            8/86          N/A         Note 8
  Retail Center
  New Orleans, LA

Oakwood Center                  6,117           10/82          N/A         Note 8
  Retail Center
  Gretna, LA

Faneuil Hall
Marketplace                     8,619            8/76          N/A         Note 8
  Retail Center
  Boston, MA

Cherry Hill Mall               15,506           10/61          N/A         Note 8
  Retail Center
  Cherry Hill, NJ

Hulen Mall                      7,790            8/77          N/A         Note 8
  Retail Center
  Ft. Worth, TX

St. Louis
Union Station                  14,734            8/85          N/A         Note 8
  Retail Center
  St. Louis, MO

                                      IV-6                          (Continued)

                                                        -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

                                                      Cost capitalized
                                  Initial cost to      subsequent to     Gross amount at which carried
                                     Company             acquisition         at December 31, 1995
                                  ---------------     ----------------   -----------------------------
                                                                                   Buildings
                                           Buildings                                   and
                           Encum-            and                Carrying            Improve-
                           brances         Improve-   Improve-   costs               ments
Description                (note 4) Land    ments      ments    (note 2)   Land     (note 3)    Total
-----------                -------  ----   --------   -------- --------    ----    --------     -----
                                                        (in thousands)
Echelon Mall              62,000    6,160         -     53,910      -     6,160     53,910     60,070
  Retail Center
  Voorhees, NJ

The Mall in Columbia      47,414    4,788         -     46,663      -     4,788     46,663     51,451
  Retail Center
  Columbia, MD

Blue Cross &
Blue Shield Building I    38,295    1,000         -     44,580      -     1,000     44,580     45,580
  Office Building
  Baltimore, MD

Harborplace               32,891        -         -     44,398      -         -     44,398     44,398
  Retail Center
  Baltimore, MD

Village of Cross Keys          -    1,083         -     40,189      -     1,083     40,189     41,272
  Mixed-use Project
  Baltimore, MD

Northwest Mall            23,426    6,649         -     27,320      -     6,649     27,320     33,969
  Retail Center
  Houston, TX

The Jacksonville Landing  15,211        -         -     33,401      -         -     33,401     33,401
  Retail Center
  Jacksonville, FL

Tampa Bay Center          48,000      920         -     30,579      -       920     30,579     31,499
  Retail Center
  Tampa, FL

Salem Mall                36,929    1,285         -     29,010      -     1,285     29,010     30,295
  Retail Center
  Dayton, OH


                                                                    Life on
                                                                    which
                                     Accumu-                        depre-
                                     lated                          ciation
                                     depre-     Date of             in latest
                                     ciation    comple-             income
                                     and        tion of             state-
                                     amorti-    constr-     Date    ment is
                                     zation     uction    acquired  computed
                                     -------    ------    --------  --------
                                                 (in thousands)
Echelon Mall                          9,373       9/70      N/A     Note 8
  Retail Center
  Voorhees, NJ

The Mall in Columbia                  9,591       8/71      N/A     Note 8
  Retail Center
  Columbia, MD

Blue Cross &
Blue Shield Building I                6,735       7/89      N/A     Note 8
  Office Building
  Baltimore, MD

Harborplace                           9,931       7/80      N/A     Note 8
  Retail Center
  Baltimore, MD

Village of Cross Keys                14,305       9/65      N/A     Note 8
  Mixed-use Project
  Baltimore, MD

Northwest Mall                        5,458      10/68      N/A     Note 8
  Retail Center
  Houston, TX

The Jacksonville Landing              8,455       6/87      N/A     Note 8
  Retail Center
  Jacksonville, FL

Tampa Bay Center                      8,719       8/76      N/A     Note 8
  Retail Center
  Tampa, FL

Salem Mall                            8,422      10/66      N/A     Note 8
  Retail Center
  Dayton, OH

                                   IV-7                             (Continued)

                                                       -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

                                                                 Cost capitalized
                                           Initial cost to        subsequent to     Gross amount at which carried
                                              Company               acquisition         at December 31, 1995
                                           ---------------       ----------------   -----------------------------
                                                                                             Buildings
                                                      Buildings                                  and
                                Encum-                  and                Carrying           Improve-
                                brances               Improve-   Improve-   costs              ments
Description                     (note 4)   Land        ments      ments    (note 2  Land      (note 3)   Total
-----------                     -------    ----       --------   -------- --------  ----     --------   --------
                                                                (in thousands)
Governors Square                  28,115          -         -    30,288      -          -    30,288     30,288
  Retail Center
  Tallahassee, FL

Almeda Mall                            -      4,641         -    24,961      -      4,641    24,961     29,602
  Retail Center
  Houston, TX

Gateway Commerce Center #20            -      6,200         -    22,279      -      6,200    22,279     28,479
  Industrial Building
  Columbia, MD

North Star                             -        168         -    28,063      -        168    28,063     28,231
  Retail Center
  San Antonio, TX

Augusta Mall                      21,314      1,601         -    26,117      -      1,601    26,117     27,718
  Retail Center
  Augusta, GA

Beachwood Place                   41,228      3,276         -    23,982      -      3,276    23,982     27,258
  Retail Center
  Beachwood, OH

Plymouth Meeting                  16,831        702         -    25,856      -        702    25,856     26,558
  Retail Center
  Plymouth Meeting, PA

Alexander & Alexander
Building I                        22,469      1,000         -    25,021      -      1,000    25,021     26,021
  Office Building
  Baltimore, MD

Perimeter Mall                    25,791      3,006         -    22,682      -      3,006    22,682     25,688
  Retail Center
  Atlanta, GA


                                                                                Life on
                                                                                which
                                                     Accumu-                    depre-
                                                     lated                      ciation
                                                     depre-   Date of           in latest
                                                     ciation  comple-           income
                                                      and    tion of            state-
                                                     amorti-  constr-   Date    ment is
                                                     zation   uction  acquired  computed
                                                    -------   ------  --------  --------
                                                               (in thousands)
Governors Square                                      3,926     8/79    N/A      Note 8
  Retail Center
  Tallahassee, FL

Almeda Mall                                           6,132    10/68    N/A      Note 8
  Retail Center
  Houston, TX

Gateway Commerce Center #20                            3,350    N/A     8/93     Note 8
  Industrial Building
  Columbia, MD

North Star                                             6,761    9/60     N/A     Note 8
  Retail Center
  San Antonio, TX

Augusta Mall                                           4,530    8/78     N/A     Note 8
  Retail Center
  Augusta, GA

Beachwood Place                                        6,413    8/78     N/A     Note 8
  Retail Center
  Beachwood, OH

Plymouth Meeting                                      10,672    2/66     N/A     Note 8
  Retail Center
  Plymouth Meeting, PA

Alexander & Alexander
Building I                                             4,989    9/87     N/A     Note 8
  Office Building
  Baltimore, MD

Perimeter Mall                                         5,574   8/71      N/A     Note 8
  Retail Center
  Atlanta, GA



                                     IV-8                         (Continued)

                                                        -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

                                                                Cost capitalized
                                              Initial cost to     subsequent to     Gross amount at which carried
                                                 Company           acquisition          at December 31, 1995
                                              ---------------   -----------------  ------------------------------
                                                                                             Buildings
                                                     Buildings                                 and
                                 Encum-                and                Carrying           Improve-
                                 brances             Improve-   Improve-   costs               ments
Description                      (note 4)     Land    ments      ments    (note 2)  Land      (note 3)    Total
-----------                      -------      ----   --------   -------- --------   ----     --------     -----
                                                                (in thousands)
Exton Square                       8,683      3,173         -    22,054      -     3,173     22,054       25,227
  Retail Center
  Exton, PA

Ryland Group Headquarters         21,000        856         -    24,280      -       856     24,280       25,136
  Office Building
  Columbia, MD

The Gallery at
Market East                            -          -         -    23,785      -         -     23,785       23,785
  Retail Center
  Philadelphia, PA

South Dekalb                         772      3,534         -    18,849      -     3,534     18,849       22,383
  Retail Center
  Decatur, GA

Willowbrook                       33,750        853         -    20,818      -       853     20,818       21,671
  Retail Center
  Wayne, NJ

Franklin Park                     24,500        653         -    20,652      -       653     20,652       21,305
  Retail Center
  Toledo, OH

The Grand Avenue                  12,633          -         -    20,447      -         -     20,447       20,447
  Retail Center
  Milwaukee, WI

Columbia Inn                      20,333      1,384         -    18,994      -     1,384     18,994       20,378
  Hotel
  Columbia, MD

Mondawmin                          6,519      2,251         -    17,509      -     2,251     17,509       19,760
  Retail Center
  Baltimore, MD

RWD Building                      11,544      2,596         -    16,038      -     2,596     16,038       18,634
  Office Building
  Columbia, MD

                                                                             Life on
                                                                             which
                                                 Accumu-                     depre-
                                                 lated                       ciation
                                                 depre-   Date of            in latest
                                                 ciation  comple-            income
                                                  and     tion of            state-
                                                 amorti-  constr-    Date    ment is
                                                 zation   uction   acquired  computed
                                                -------   ------   --------  --------
                                                            (in thousands)
Exton Square                                       7,481   3/73     N/A       Note 8
  Retail Center
  Exton, PA

Ryland Group Headquarters                          2,877   6/92     N/A       Note 8
  Office Building
  Columbia, MD

The Gallery at
Market East                                        6,193   8/77     N/A       Note 8
  Retail Center
  Philadelphia, PA

South Dekalb                                       3,359   7/78     N/A       Note 8
  Retail Center
  Decatur, GA

Willowbrook                                        7,100   9/69     N/A       Note 8
  Retail Center
  Wayne, NJ

Franklin Park                                      4,059   7/71     N/A       Note 8
  Retail Center
  Toledo, OH

The Grand Avenue                                   8,457   8/82     N/A       Note 8
  Retail Center
  Milwaukee, WI

Columbia Inn                                       5,792   6/72     N/A       Note 8
  Hotel
  Columbia, MD

Mondawmin                                          5,755   1/78     N/A       Note 8
  Retail Center
  Baltimore, MD

RWD Building                                       5,017   7/86     N/A       Note 8
  Office Building
  Columbia, MD

                                         IV-9                       (Continued)

                                                        -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

                                                                  Cost capitalized
                                              Initial cost to      subsequent to     Gross amount at which carried
                                                 Company             acquisition         at December 31, 1995
                                              ---------------     ----------------   -----------------------------
                                                                                            Buildings
                                                      Buildings                                 and
                                 Encum-                 and                Carrying          Improve-
                                 brances              Improve-   Improve-   costs             ments
Description                      (note 4)    Land      ments      ments    (note 2) Land     (note 3)    Total
-----------                      -------     ----     --------   -------- --------  ----    --------    --------
                                                                (in thousands)
Blue Cross &
Blue Shield Building II           14,000      1,000         -    16,616      -     1,000     16,616     17,616
  Office Building
  Baltimore, MD

Alexander &
Alexander Building II             12,989        650         -    16,711      -       650     16,711     17,361
  Office Building
  Baltimore, MD

Eastfield Mall                     5,000      1,077         -    15,467      -     1,077     15,467     16,544
  Retail Center
  Springfield, MA

Highland Mall                      7,157         12         -    16,525      -        12     16,525     16,537
  Retail Center
  Austin, TX

Parkside
  Office Building                 11,940        463         -    15,064      -       463     15,064     15,527
  Columbia, MD

Midtown Square                         -          -         -    14,247      -         -     14,247     14,247
  Retail Center
  Charlotte, NC

Gateway Commerce Center #2             -      1,947         -    10,360      -     1,947     10,360     12,307
  Industrial Building
  Columbia, MD

30 Corporate Center               12,917      1,160         -    10,461      -     1,160     10,461     11,621
  Office Building
  Columbia, MD

Amdahl Building                    6,909        927         -    10,351      -       927     10,351     11,278
  Office Building
  Columbia, MD



                                                                            Life on
                                                                            which
                                                  Accumu-                   depre-
                                                  lated                     ciation
                                                  depre-   Date of          in latest
                                                  ciation  comple-          income
                                                   and    tion of           state-
                                                  amorti-  constr-   Date   ment is
                                                  zation   uction  acquired computed
                                                 -------   ------  -------- --------
                                                            (in thousands)
Blue Cross &
Blue Shield Building II                            2,141   8/90      N/A      Note 8
  Office Building
  Baltimore, MD

Alexander &
Alexander Building II                              4,728  11/88      N/A      Note 8
  Office Building
  Baltimore, MD

Eastfield Mall                                     4,976   4/68      N/A      Note 8
  Retail Center
  Springfield, MA

Highland Mall                                      4,806   8/71      N/A      Note 8
  Retail Center
  Austin, TX

Parkside
  Office Building                                  2,644  11/89      N/A      Note 8
  Columbia, MD

Midtown Square                                     9,312  10/59      N/A      Note 8
  Retail Center
  Charlotte, NC

Gateway Commerce Center #2                         1,407    N/A     8/93      Note 8
  Industrial Building
  Columbia, MD

30 Corporate Center                                3,512   4/86      N/A      Note 8
  Office Building
  Columbia, MD

Amdahl Building                                    3,691   6/81      N/A      Note 8
  Office Building
  Columbia, MD


                                     IV-10                      (Continued)

                                                         -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

                                                                 Cost capitalized
                                               Initial cost to     subsequent to     Gross amount at which carried
                                                  Company           acquisition           at December 31, 1995
                                               ---------------   ----------------   -----------------------------
                                                                                            Buildings
                                                      Buildings                                 and
                                 Encum-                 and                Carrying          Improve-
                                 brances              Improve-   Improve-   costs             ments
Description                      (note 4)     Land     ments      ments    (note 2) Land     (note 3)    Total
-----------                      -------      ----    --------   -------- --------  ----    ---------   --------
                                                                (in thousands)
Hickory Ridge Village Center       9,583        907         -    10,174      -       907     10,174     11,081
  Village Center
  Columbia, MD

American City Building             3,282          -         -    11,023      -         -     11,023     11,023
  Office Building
  Columbia, MD

Dorsey's Search
Village Center                    10,298        911         -     9,889      -       911      9,889     10,800
  Village Center
  Columbia, MD

10 Corporate Center                4,937        733         -     7,957      -       733      7,957      8,690
  Office Building
  Columbia, MD


                                                                            Life on
                                                                            which
                                                  Accumu-                   depre-
                                                  lated                     ciation
                                                  depre-   Date of          in latest
                                                  ciation  comple-          income
                                                   and    tion of           state-
                                                  amorti-  constr-   Date   ment is
                                                  zation   uction  acquired computed
                                                 -------   ------  -------- --------
                                                          (in thousands)
Hickory Ridge Village Center                     1,049     6/92    N/A       Note 8
  Village Center
  Columbia, MD

American City Building                           7,770     3/69    N/A       Note 8
  Office Building
  Columbia, MD

Dorsey's Search                                  1,833     9/89    N/A       Note 8
Village Center
  Village Center
  Columbia, MD

10 Corporate Center                              3,157     9/81    N/A       Note 8
  Office Building
  Columbia, MD

                                     IV-11                   (Continued)

                                                        -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

                                                                Cost capitalized
                                            Initial cost to      subsequent to     Gross amount at which carried
                                                Company           acquisition          at December 31, 1995
                                         --------------------  ----------------   -----------------------------
                                                                                           Buildings
                                                   Buildings                                   and
                              Encum-                 and                Carrying            Improve-
                              brances              Improve-   Improve-   costs               ments
Description                   (note 4)   Land       ments      ments    (note 2)   Land    (note 3)     Total
-----------                   --------    ----      --------  --------  --------   ----    --------     -----
                                                           (in thousands)
King's Contrivance
Village Center                   7,665      1,072       -      7,348        -       1,072      7,348      8,420
  Village Center
  Columbia, MD

Metro Plaza                      1,129        202       -      7,932        -         202      7,932      8,134
  Retail Center
  Baltimore, MD

Investments in
unconsolidated real
estate ventures                 21,811          -  32,713     52,059        -           -     84,772     84,772

Receivables under
finance leases                       -          -       -     81,632        -           -     81,632     81,632

Other properties
and related investments
less than 5% of total           42,974      3,618       -     97,419        -       3,618     97,419    101,037
                             ---------    -------  ------  ---------    --------  -------  ---------  ---------
Total Operating
Properties                   2,001,015    158,964  32,713  2,814,679        -     185,265  2,821,091  3,006,356
                             ---------    -------  ------  ---------    --------  -------  ---------  ---------
                                                                            Life on
                                                                            which
                                     Accumu-                                depre-
                                     lated                                 ciation
                                     depre-      Date of                  in latest
                                     ciation     comple-                   income
                                       and       tion of                  statement
                                     amorti-     constr-       Date          is
                                     zation      uction      acquired     computed
                                    --------     -------     --------     ---------
                                                  (in thousands)
King's Contrivance
Village Center                        2,167        6/86        N/A         Note 8
  Village Center
  Columbia, MD

Metro Plaza                           2,980        N/A        12/82        Note 8
  Retail Center
  Baltimore, MD

Investments in                            -     Various      Various       Note 8
unconsolidated real
estate ventures

Receivables under
finance leases                            -     Various      Various       Note 8

Other properties
and related investments
less than 5% of total                35,637     Various      Various       Note 8
                                    -------
Total Operating                     519,319
Properties                          -------

                                     IV-12                        (Continued)

                                                        -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

                                                              Cost capitalized
                                          Initial cost to       subsequent to        Gross amount at which carried
                                             Company            acquisition             at December 31, 1995
                                          ----------------   ------------------   -----------------------------------
                                                                                             Buildings
                                                 Buildings                                      and
                                Encum-              and                Carrying               Improve-
                                brances           Improve-   Improve-   costs                  ments
Description                     (note 4)   Land    ments      ments    (note 2)     Land       (note 3)      Total
-----------                     --------   ----   --------   -------- ---------     ----      ---------    --------
                                                                    (in thousands)
Properties in Development:
Arizona Center                      -           -        -    15,967      -              -      15,967       15,967
  Developed/developable land
  under master lease
  Phoenix, AZ

Beachwood Place Expansion           -       1,149        -     9,326      -          1,149       9,326       10,475
  Expansion of retail center
  Beachwood, OH

White Marsh Expansion               -       3,373    5,003         -      -          3,373       5,003        8,376
  Expansion of retail center
  Baltimore, MD

Pre-construction costs -
  Various projects                  -           -        -    21,463      -              -      21,463       21,463

Pre-construction reserve            -           -        -   (15,379)     -              -     (15,379)     (15,379)

Other projects,
  less than 5% of total         6,209      11,534        -     3,715      -         11,534       3,715       15,249
                                -----      ------    -----   -------    -------     ------     -------      -------

Total Properties
  in Development                6,209      16,056    5,003    35,092      -         16,056      40,095       56,151
                                -----      ------    -----   -------    -------     ------     -------      -------

Properties held for
  sale, less than 5%
  of total                          -           -        -    22,602      -              -      22,602       22,602
                                -----      ------    -----   -------    -------     ------     -------      -------
                                                                            Life on
                                                                             which
                                                 Accumu-                     depre-
                                                  lated                      ciation
                                                 depre-    Date of          in latest
                                                 ciation   comple-           income
                                                   and     tion of           state-
                                                  amorti-  constr-   Date   ment is
                                                  zation   uction  acquired computed
                                                 -------   ------  -------- --------
                                                          (in thousands)
Arizona Center                                      N/A     N/A      N/A      Note 8
  Developed/developable land
  under master lease
  Phoenix, AZ

Beachwood Place Expansion                             -     N/A      N/A      Note 8
  Expansion of retail center
  Beachwood, OH

White Marsh Expansion                                 -     N/A      8/95     Note 8
  Expansion of retail center
  Baltimore, MD

Pre-construction costs -
  Various projects                                  N/A     N/A      N/A      N/A

Pre-construction reserve                            N/A     N/A      N/A      N/A

Other projects,
  less than 5% of total                             N/A     N/A      N/A      N/A

Total Properties
  in Development

Properties held for
  sale, less than 5%
  of total                                          N/A     Various  Various  N/A

                                     IV-13                     (Continued)

                                                         -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

                                                                       Cost capitalized
                                                   Initial cost to       subsequent to         Gross amount at which carried
                                                      Company             acquisition                at December 31, 1995
                                                  -----------------   --------------------     -----------------------------
                                                                                                         Buildings
                                                            Buildings                                       and
                                       Emcum-                 and                 Carrying                Improve-
                                      brances               Improve-   Improve-     costs                   ments
Description                          (note 4)      Land      ments      ments     (note 2)       Land      (note 3)    Total
-----------                         ----------    -------   --------  --------    --------     --------  ----------    --------
                                                                         (in thousands)
Land held for development and sale:

Columbia                                12,633     53,000       -         55,714       -        108,714        -        108,714
  Land in various
  stages
  of development
  Columbia, MD

Canyon Springs                               -     16,000        -         8,716       -         24,716         -        24,716
  Land held for
  development
  Riverside County, CA

Other properties,
  less than 5% of total                      -       738        -             -        -            738         -           738
                                        ------     ------   -------   ----------  --------     --------  ----------   ---------

Total land held for
  development and
  sale                                  12,633     69,738       -         64,430       -        134,168         -       134,168
                                        ------     ------   -------   ----------  --------     --------  ----------  ----------
Total Property                      $2,019,857   $271,059   $37,716   $2,910,502  $    -       $335,489  $2,883,788  $3,219,277
                                    ==========   ========   =======   ==========  ========     ========  ==========  ==========
                                                                            Life on
                                                                            which
                                                  Accumu-                   depre-
                                                  lated                     ciation
                                                  depre-   Date of          in latest
                                                  ciation  comple-          income
                                                   and    tion of           state-
                                                  amorti-  constr-   Date   ment is
                                                  zation   uction  acquired computed
                                                 -------   ------  -------- --------
                                                           (in thousands)
Land held for development and sale:

Columbia                                           N/A        N/A      9/85     N/A s
  Land in various
  stages
  of development
  Columbia, MD

Canyon Springs                                     N/A        N/A      7/89    N/A
  Land held for
  development
  Riverside County, CA

Other properties,
  less than 5% of total                            N/A        N/A     Various  N/A
                                                  --------
Total land held for                                N/A        N/A     Various  N/A
  development and sale                            --------

Total Property                                    $519,319
                                                  ========

                                     IV-14                      (Continued)

                                                         -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995

Notes:

(1) Reference is made to notes 2, 3, 4, 5, 6, 7, 11, 15 and 18 to the consolidated financial statements. Land was generally acquired one to three years before completion of construction.

(2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3) Buildings and improvements include deferred costs of $118,930,000 at December 31, 1995.

(4) Encumbrances on office buildings are included in operating property encumbrances.

(5) The changes in total cost of properties for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):



                                                  1995         1994         1993
                                               -----------  -----------  -----------

 Balance at beginning of year                  $3,144,015   $3,010,195   $2,827,379
 Additions, at cost                                73,155       88,260       88,973
 Cost of properties acquired                       78,605       93,705      106,048
 Additions to land held for
  development and sale                             16,091       16,270       21,388
 Cost of land sales                               (14,214)     (15,804)     (16,270)
 Retirements, sales and other
    dispositions                                  (75,787)     (30,049)     (21,307)
 Additions to pre-construction reserve             (3,800)      (3,400)      (2,900)
 Receivables under finance leases, net                224         (632)       8,061
 Investments in unconsolidated real
  estate ventures, net                             16,577      (12,317)       4,255
 Provision for loss on operating properties       (15,589)      (2,212)      (5,432)
                                               ----------   ----------   ----------
 Balance at end of year                        $3,219,277   $3,144,015   $3,010,195
                                               ==========   ==========   ==========


In 1995 non-cash consideration in the form of purchase money loans was given in acquisitions of properties and investments in unconsolidated real estate ventures of $64,175,000 and $21,811,000, respectively.

                                                         -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1995


Notes, continued:


(6) The changes in accumulated depreciation and amortization for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                       1995       1994       1993
                                     ---------  ---------  ---------

Balance at beginning of year         $490,158   $429,070   $375,903
Depreciation and amortization
 charged to operations                 73,062     74,186     70,200
Retirements, sales and other, net     (43,901)   (13,098)   (17,033)
                                     --------   --------   --------
Balance at end of year               $519,319   $490,158   $429,070
                                     ========   ========   ========

(7) The aggregate cost of properties for Federal income tax purposes is approximately $3,334,400,000 at December 31, 1995.

(8) Reference is made to note 2(c) to the consolidated financial statements for information related to depreciation.

(9) Reference is made to note 15 to the consolidated financial statements for information related to provisions for losses on real estate assets.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 The Rouse Company



 By:   /s/ Anthony W. Deering
      -------------------------------------
      Anthony W. Deering                               March 5, 1996
      President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Principal Executive Officer:



   /s/ Anthony W. Deering
  -------------------------------------
  Anthony W. Deering                                   March 5, 1996
  President and Chief Executive Officer


  Principal Financial Officer:



     /s/ Jeffrey H. Donahue
   -------------------------------------
   Jeffrey H. Donahue                                  March 5, 1996
   Senior Vice President and
    Chief Financial Officer


 Principal Accounting Officer:



     /s/ George L. Yungmann
   -------------------------------------
   George L. Yungmann                                  March 5, 1996
   Senior Vice President and Controller

 Board of Directors:

    David H. Benson, Jeremiah E. Casey, Anthony W. Deering, Rohit M. Desai, Mathias J. DeVito, Juanita T. James, Hanne M. Merriman, Thomas J. McHugh, Roger
 W. Schipke and Alexander B. Trowbridge.


 By:    /s/ Anthony W. Deering
      --------------------------------
      Anthony W. Deering                              March 5, 1996
      For Himself and as
      Attorney-in-fact for the
      above-named persons

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------



The Board of Directors
The Rouse Company:


  We consent to the incorporation by reference in the Registration Statements of The Rouse Company on Form S-8 (Registration Nos. 2-68258, 2-83612, 33-56231, 33-56233 and 33-56235) and Form S-3 (Registration Nos. 2-78898, 2-95596, 33-52458,
33-56646, 33-57347, 33-57584, 33-57707 and 33-63279) of our report dated
February 22, 1996, relating to the consolidated financial statements and related schedules of The Rouse Company and subsidiaries as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995, which report appears in the Annual Report on Form 10-K of The Rouse Company for the year ended December 31, 1995.



                                      KPMG PEAT MARWICK LLP



Baltimore, Maryland
March 5, 1996

                 CONSENT OF INDEPENDENT REAL ESTATE CONSULTANTS
                 ----------------------------------------------



The Board of Directors
   The Rouse Company:

         We consent to the incorporation by reference in the Registration Statements of The Rouse Company (the "Company") on Form S-8 (Registration Nos. 2-68258, 2-83612, 33-56231, 33-56233 and 33-5625) and Form S-3 (Registration
Nos. 2-78898, 2-95596, 33-52458, 33-56646, 33-57347, 33-57584, 33-57707 and
33-63279) of our report dated February 22, 1996 on our concurrence with the Company's estimates of the total current value of its equity and other interests in certain real property owned and/or managed by the Company and its subsidiaries as of December 31, 1995 and 1994, which report appears in the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

                                      LANDAUER ASSOCIATES, INC.



                                      Deborah A. Jackson
                                      Senior Vice President
                                      Director of Retail Valuation



New York, New York
March 5, 1996

                                 Exhibit Index



Exhibit No.
-----------

     3          Articles of Incorporation and Bylaws

    10          Material Contracts

    11          Statement re computation of per share earnings

    12.1        Ratio of earnings to fixed charges

    12.2 Ratio of earnings to combined fixed charges and preferred stock dividend requirements

    13          Annual report to security holders

    21          Subsidiaries of the Registrant

    24          Power of Attorney

    27          Financial Data Schedule

    99          Additional Exhibits:

    99.1        Form 11-K Annual Report of The Rouse Company
                Savings Plan for the year ended December 31, 1995

    99.2        Factors affecting future operating results