Form 10-Q
period 1996-03-31
ROUSE COMPANY
filed 1996-05-15
CIK 85388

Form 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1996

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

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of May 10, 1996:

Common Stock, $0.01 par value                           48,247,756
       Title of Class                                Number of Shares





Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
                  Three Months Ended March 31, 1996 and 1995
           (Unaudited, in thousands except per share amounts, note 1)

                                                          Three months
                                                         ended March 31,
                                                        1996        1995

Revenues:
  Operating properties:
    Retail centers                                    $118,790    $115,763
    Office, mixed-use and other                         35,868      35,175
                                                       154,658     150,938
  Land sales                                            17,661      10,791
  Corporate interest income                                829         786
                                                       173,148     162,515


Operating expenses, exclusive of
provision for bad debts, depreciation
and amortization:
  Operating properties:
    Retail centers                                      60,882      59,418
    Office, mixed-use and other                         17,267      17,354
                                                        78,149      76,772
  Land sales                                             9,444       5,478
  Development                                            1,215       1,904
  Corporate                                              2,026       2,098
                                                        90,834      86,252


Interest expense:
  Operating properties:
    Retail centers                                      31,232      30,900
    Office, mixed-use and other                         17,071      17,311
                                                        48,303      48,211
  Land sales                                               250       1,286
  Development                                               75          94
  Corporate                                              3,623       2,706

                                                        52,251      52,297

Provision for bad debts                                    621         760

Depreciation and amortization                           18,284      18,552

                                                       161,990     157,861

Gain (loss) on dispositions of assets and
  other provisions, net (note 5)                            --      (4,856)


The accompanying notes are an integral part of these statements.

                                     1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Operations, continued
                  Three Months Ended March 31, 1996 and 1995
           (Unaudited, in thousands except per share amounts, note 1)

                                                          Three months
                                                         ended March 31,
                                                         1996       1995

Earnings (loss) before income taxes and
  extraordinary losses                                $ 11,158   $   (202)

Income taxes
  Current - primarily state                                179        113
  Deferred                                               4,236        318
                                                         4,415        431

Earnings (loss) before extraordinary losses              6,743       (633)

Extraordinary losses from early extinguishments
  of debt, net of related income tax benefits
  (note 6)                                              (1,315)    (7,217)

Net earnings (loss)                                   $  5,428   $ (7,850)

Net earnings (loss) applicable
  to common shareholders                              $  1,768   $(11,510)


EARNINGS (LOSS) PER SHARE OF COMMON STOCK AFTER
  PROVISION FOR DIVIDENDS ON PREFERRED STOCK:

Earnings (loss) before extraordinary losses           $    .06   $  (.09)
Extraordinary losses                                      (.02)     (.15)
                                                      $    .04   $  (.24)


DIVIDENDS PER SHARE:
  Common stock                                        $    .22   $   .20
  Preferred stock                                     $    .81   $   .81













The accompanying notes are an integral part of these statements.

                                     2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1996 and December 31, 1995
                       (Unaudited, in thousands, note 1)

                                                    March 31,  December 31,
                                                      1996         1995

Assets:
  Property (note 2):
    Operating properties:
      Property and deferred costs
        of projects                                $3,004,748   $3,006,356
      Less accumulated depreciation
        and amortization                              533,566      519,319
                                                    2,471,182    2,487,037

    Properties in development                          66,234       56,151
    Properties held for sale                           16,743       22,602
    Land held for development and sale                129,132      134,168

      Total property                                2,683,291    2,699,958

  Prepaid expenses, deferred charges
    and other assets                                  148,985      151,068

  Accounts and notes receivable                        29,805       36,751

  Investments in marketable securities                 18,100        2,910

  Cash and cash equivalents                            34,779       94,922

    Total                                          $2,914,960   $2,985,609





















The accompanying notes are an integral part of these statements.

                                     3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued
                     March 31, 1996 and December 31, 1995
                       (Unaudited, in thousands, note 1)

                                                    March 31, December 31,
                                                      1996        1995

Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment               $1,935,185  $1,990,041

    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                   148,305     138,488
      Convertible subordinated debentures             130,000     130,000
      Other debt                                      216,000     221,000
                                                      494,305     489,488


    Total debt                                      2,429,490   2,479,529

  Obligations under capital leases                     58,245      58,786

  Accounts payable, accrued expenses
    and other liabilities                             169,613     185,561

  Deferred income taxes                                85,177      81,649

Company-obligated mandatorily redeemable
  preferred securities of a trust holding
  solely Parent Company subordinated debt
  securities                                          137,500     137,500

Shareholders' equity:
  Series A Convertible Preferred stock
    with a liquidation preference of
    $225,250 in 1996 and 1995 (note 4)                     45          45
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 48,257,756
    shares issued in 1996 and 47,922,749
    shares issued in 1995                                 482         479
  Additional paid-in capital                          311,138     309,943
  Accumulated deficit                                (276,730)   (267,883)


    Total shareholders' equity                         34,935      42,584

      Total                                        $2,914,960  $2,985,609




The accompanying notes are an integral part of these statements.

                                      4
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1995
                       (Unaudited, in thousands, note 1)

                                                       1996         1995
Cash flows from operating activities:
  Rents and other revenues received                 $ 157,970    $ 155,469
  Proceeds from land sales                             17,509       10,897
  Interest received                                     2,996        2,731
  Land development expenditures                        (2,424)      (3,590)
  Operating expenditures:
    Operating properties                              (78,138)     (76,463)
    Land sales, development and corporate              (6,692)      (8,814)
  Interest paid:
    Operating properties                              (50,887)     (54,198)
    Land sales, development and corporate              (4,036)      (4,279)
    Net cash provided by operating activities          36,298       21,753

Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (19,188)     (14,046)
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and remerchandising               (2,842)      (2,252)
      Building and equipment                           (1,190)      (1,032)
  Proceeds from sales of operating properties           4,728           --
  Purchases of marketable securities                   (1,459)      (1,088)
  Proceeds from redemptions or sales of
    marketable securities                               1,269       10,121
  Other                                               (10,283)         (98)
    Net cash used in investing activities             (28,965)      (8,395)

Cash flows from financing activities:
  Proceeds from issuance of property debt              71,560      115,301
  Repayments of property debt:
    Scheduled principal payments                       (8,476)      (8,913)
    Other payments                                   (110,264)    (157,305)
  Proceeds from issuance of other debt                     --       45,000
  Repayments of other debt                             (5,522)      (5,538)
  Proceeds from exercise of stock options                  --          390
  Dividends paid                                      (14,275)     (13,220)
  Other                                                  (499)          --
    Net cash used in financing activities             (67,476)     (24,285)

Net decrease in cash and cash equivalents             (60,143)     (10,927)

Cash and cash equivalents at beginning of period       94,922       49,398

Cash and cash equivalents at end of period          $  34,779    $  38,471


The accompanying notes are an integral part of these statements.
                                      5
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued
                   Three Months Ended March 31, 1996 and 1995
                       (Unaudited, in thousands, note 1)

                                                        1996         1995

Reconciliation of net earnings (loss) to net cash provided by operating activities:

Net earnings (loss)                                   $ 5,428      $(7,850)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                      18,284       18,552
    (Gain) loss on dispositions of assets
      and other provisions, net                            --        4,856
    Deferred income taxes                               4,236          318
    Extraordinary losses, net of related income
      tax benefits                                      1,315        7,217
    Additions to pre-construction reserve               1,000        1,000
    Provision for bad debts                               621          760
    Decrease (increase) in operating assets and
      liabilities, net                                  5,414       (3,100)


Net cash provided by operating activities             $36,298      $21,753



Schedule of Non-Cash Investing and Financing
  Activities:
  Note received from sale of an operating property    $ 1,440      $    --





















The accompanying notes are an integral part of these statements.

                                     6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1996

(1)  Principles of statement presentation

     The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 1995 Annual Report to Shareholders, except that effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Statement No. 121 establishes new standards for measurement and recognition of impairment of long-lived assets. Initial adoption had no effect on the financial position or results of operations reported by the Company.

     In its annual reports, the Company has included certain supplementary current value basis financial statements with the historical cost basis financial statements. The current value basis financial statements have been and will continue to be an integral part of the Company's formal, year-end reporting, but they are not included in quarterly reports to shareholders. Therefore, all of the financial information contained herein is based on the historical cost basis as required by generally accepted accounting principles.

(2)  Property

     Properties in development include construction and development in progress and pre-construction costs, net. The construction and development in progress accounts include land and land improvements of $17,823,000 at March 31, 1996.

     Changes in pre-construction costs, net, for the three months ended
        March 31, 1996 are summarized as follows (in thousands):

     Balance at beginning of period, before
        pre-construction reserve                                       $ 21,463
     Costs incurred                                                       3,246
     Costs transferred to construction and development
        in progress                                                          --
     Costs transferred to operating properties                             (333)
     Costs of unsuccessful projects written off                             (33)
                                                                         24,343
     Less pre-construction reserve                                       16,346

     Balance at end of period, net                                     $  7,997





                                     7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                     THE ROUSE COMPANY AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Debt

     Debt at March 31, 1996 and December 31, 1995 is summarized as follows (in thousands):

                                March 31, 1996      December 31, 1995
                                         Due in                Due in
                                Total   one year      Total   one year
     Mortgages and bonds     $1,951,453 $ 37,608   $1,997,998 $102,428
     Convertible sub-
       ordinated debentures     130,000      -        130,000      -
     Medium-term notes           95,300    5,000      100,300    5,000
     Other loans                252,737    3,602      251,231    3,001
       Total                 $2,429,490 $ 46,210   $2,479,529 $110,429

     The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

(4)  Series A Convertible Preferred stock

     The Company has authorized issuance of 50,000,000 shares of Preferred stock of 1 cent par value per share of which 4,505,168 shares have been classified as Series A Convertible Preferred. At March 31, 1996 and December 31, 1995, there were 4,505,006 and 4,505,009 shares outstanding, respectively.

(5)  Gain (loss) on dispositions of assets and other provisions, net

     The loss in 1995 relates to a retail center the Company decided to sell. This loss was recognized based on the estimated fair value of the property less costs to sell.

(6)  Extraordinary losses, net of related income tax benefits

     During the three months ended March 31, 1996 and 1995, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $2,023,000 and $11,103,000, respectively, net of related income tax benefits of $708,000 and $3,886,000, respectively.











                                     8
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(7)  Contingencies

     On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates and a partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk and that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. The Defendants filed answers denying the claims of Plaintiff and asserted other defenses. NORA also asserted a counterclaim against Plaintiff and its individual guarantors for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (including a net award for lost future profits of approximately $8,640,000) plus interest and attorneys' fees. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants. The trial court also entered an amended judgment in which it awarded the Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees.

     On May 23, 1994, Defendants appealed this judgment to the Louisiana
        Court of Appeal, Fourth Circuit. On November 16, 1995, the Louisiana Court of Appeal reduced the judgment by $240,000, but otherwise affirmed the damage award to Plaintiff. Defendants subsequently filed a motion for reconsideration with the Louisiana Court of Appeal, which was denied on December 19, 1995. On January 18, 1996, Defendants filed a petition requesting the Louisiana Supreme Court to consider a further appeal of this judgment. On April 8, 1996, the Louisiana Supreme Court granted Defendants' petition and it is expected that the appeal will be heard in the third quarter of 1996.

     The Company recorded in the fourth quarter of 1995 a pre-tax provision of $12,321,000, representing the full amount of the modified award (including attorneys' fees) plus interest, less pre-tax provisions previously recorded totaling $1,150,000.



                                     9
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements, (Unaudited), continued

(7)  Contingencies (continued)

     The Company and certain of its subsidiaries are defendants in various other litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provision has been made for losses with respect to all litigation matters, where appropriate, and the ultimate resolution of all such litigation matters is not likely to have a material effect on the consolidated financial position of the Company. Due to the Company's modest and fluctuating net earnings (loss), it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Company's consolidated net earnings (loss), and it is, therefore, possible that the resolution of these matters could have such a material effect in any future quarter or year.

(8)  Possible acquisition of The Hughes Corporation and related matters

     On February 22, 1996, the Company's Board of Directors approved the terms of agreements to acquire all of the issued and outstanding shares of common stock of The Hughes Corporation and the ownership interests of stockholders of The Hughes Corporation in an affiliated partnership (together "Hughes"). The agreements were executed on February 27, 1996 and the Company has filed a Form S-4 Registration Statement with the Securities and Exchange Commision to register the shares of the Company stock that may be issued at closing of the acquisition or subsequently. The acquisition will be accounted for using the purchase method and is expected to close in the second quarter of 1996. However, the transactions are conditional upon certain closing conditions including approval by the requisite vote of the holders of the common stock of The Hughes Corporation at a meeting to be held in June 1996. Accordingly, there can be no assurance that the transactions will be consummated.


















                                    10
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis covers any material changes in financial condition since December 31, 1995 and any material changes in the results of operations for the three months ended March 31, 1996 as compared to the same periods in 1995. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1995 Annual Report to Shareholders.

Operating Results:

Operating properties:

Revenues from retail centers increased $3,027,000 and total operating and interest expenses increased $2,014,000 for the three months ended March 31, 1996 as compared to the same period in 1995. The increases in revenues are attributable primarily to the operations of two properties that the Company acquired interests in during the third quarter of 1995 and higher rents on re-leased space. These increases have been partially offset by slightly lower average occupancy levels (89.2% in 1996 compared to 90.6% in 1995). The increase in expenses for the three months ended March 31, 1996 is attributable to the operations of the acquired properties referred to above partially offset by lower interest expense due to refinancings of certain properties.

Revenues from office, mixed-use and other properties increased $693,000 and total operating and interest expenses decreased $952,000 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase in revenues is attributable to higher occupancy levels at certain office properties, primarily in Columbia, and higher lease termination payments due to tenant restructurings. These increases have been partially offset by lower revenues at a hotel property about to undergo a renovation. The decrease in expenses for the three months ended March 31, 1996 is attributable to lower bad debt expense due to the recovery of amounts previously reserved, lower operating expenses at the hotel property referred to above and lower interest expense due to debt repayments made in 1995. These decreases were partially offset by increased operating expenses associated with the higher occupancy levels referred to above.

Land sales:

Revenues from land sales increased $6,870,000 and total costs and expenses increased $2,930,000 for the three months ended March 31, 1996. The increase in revenues is attributable to higher levels of land sales in Columbia, particularly for commercial/other uses. The increase in costs and expenses is attributable to increased costs of sales due to higher sales revenues.








                                    11

Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Development:

These costs consist primarily of additions to the pre-construction reserve and new business costs. The pre-construction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of acquisition and development opportunities. These costs decreased $708,000 for the three months ended March 31, 1996 as compared to the same period in 1995. The decrease is due primarily to reduced new business costs as the Company's focus on the acquisition of Hughes has preempted evaluation of other new opportunities.

Corporate:

Corporate interest costs were $4,338,000 and $3,581,000 for the three months ended March 31, 1996 and 1995, respectively. Of such amounts, $715,000 and $875,000 were capitalized during the three months ended March 31, 1996 and 1995, respectively on funds invested in development projects. The increase in corporate interest costs for the three month period is due to a higher level of debt used for corporate purposes.

Gain (loss) on dispositions of assets and other provisions, net

The loss in 1995 relates to a retail center the Company decided to sell.
  The loss was recognized based on the estimated fair value of the property less costs to sell.


Extraordinary losses, net of related income tax benefits

During the three months ended March 31, 1996 and 1995, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $2,023,000 and $11,103,000, respectively, net of related income tax benefits of $708,000 and $3,886,000, respectively.




















                                    12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Financial Condition and Liquidity:

Shareholders' equity decreased by $7,649,000 from $42,584,000 at December
  31, 1995 to $34,935,000 at March 31, 1996. The decrease was due principally to the payment of regular quarterly dividends on the Company's common and Preferred stocks partially offset by the Company's net earnings for the three months ended March 31, 1996.

The Company had cash and cash equivalents and investments in marketable securities totaling $52,879,000 and $97,832,000 at March 31, 1996 and December 31, 1995, respectively, including $18,100,000 and $2,910,000, respectively, held for restricted uses.

The Company has lines of credit of $158,920,000 of which $150,220,000 was available at March 31, 1996. These lines of credit may be used to provide corporate liquidity, fund property acquisition costs and finance other corporate needs, subject to lenders' approvals. They may also be utilized to pay some portion of existing debt, including maturities in 1996 and 1997. As of March 31, 1996, debt due in one year was $46,210,000. The Company continues to actively evaluate new sources of capital and is confident that it will be able to make these payments, arrange to refinance these maturities prior to their scheduled repayment dates, or take advantage of new sources of capital without necessitating property sales.

Net cash provided by operating activities was $36,298,000 and $21,753,000 for the three months ended March 31, 1996 and 1995, respectively. The factors discussed previously under the operating results of the four major business segments, particularly higher land sale revenues, affected the level of net cash provided by operating activities.

Net cash used in investing activities was $28,965,000 and $8,395,000 for the three months ended March 31, 1996 and 1995, respectively. The increase in net cash used of $20,570,000 was due primarily to higher development expenditures and an escrow deposit of $15,000,000 related to the acquisition of Hughes.



















                                  13
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

  Net cash used in financing activities was $67,476,000 and $24,285,000 for the three months ended March 31, 1996 and 1995, respectively. The increase in net cash used of $43,191,000 is attributable primarily to the use of financing proceeds received in 1995 to repay certain higher rate property debt.

Information relating to forward-looking statements:

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) real estate investment risks; (2) development risks; (3) illiquidity of real estate investments; (4) dependence on rental income from real property; (5) effect of uninsured loss; (6) lack of geographical diversification; (7) possible environmental liabilities; (8) difficulties of compliance with the Americans with Disabilities Act; (9) competition; (10) changes in the economic climate; and (11) factors relating to the proposed Hughes acquisition. For a more detailed discussion of these factors, see
  Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 1995.

























                                    14
Part II.  Other Information

Item 1.  Legal Proceedings


On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates - Rouse-New Orleans, Inc. and New Orleans Riverwalk Limited Partnership - and Connecticut General Life Insurance Company, which is a general partner of NORA (collectively, "Defendants"). Plaintiff alleged that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk by (i) failing to prevent the leased premises from flooding, (ii) refusing to permit entertainment on the leased premises, (iii) interfering with the operation of air conditioning equipment on the leased premises and (iv) failing to provide adequate security. Plaintiff claimed that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. All Defendants filed answers denying the claims of Plaintiff and asserted other defenses. NORA also asserted a counterclaim against Plaintiff and its guarantors, Robert Guastella and Charles Kovacs, for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (which included a net award for lost future profits of approximately $8,640,000) plus interest from the date the suit was filed and attorneys' fees in an amount to be determined. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants. The trial court also entered an amended judgment in which it awarded the Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees.

On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeal, Fourth Circuit. On November 16, 1995, the Louisiana Court of Appeal in a 2 to 1 decision reduced the judgment by $240,000, but otherwise affirmed the damage award to Plaintiff. Defendants subsequently filed a motion for reconsideration with the Louisiana Court of Appeal, which was denied on December 19, 1995, again in a 2 to 1 decision. On January 18, 1996, Defendants filed a petition requesting the Louisiana Supreme Court to consider a further appeal of this judgment. On April 8, 1996, the Louisiana Supreme Court granted Defendants' petition, and it is expected that the appeal will be heard in the third quarter of 1996. For additional information about this suit, see Note 7 - Contingencies - to the consolidated financial statements.






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



                                            THE ROUSE COMPANY

                                            Principal Financial Officer:



Date: May 15, 1996                          By   /s/Jeffrey H. Donahue
                                               Jeffrey H. Donahue
                                               Senior Vice President and
                                                 Chief Financial Officer

                                            Principal Accounting Officer:


Date: May 15, 1996                          By   /s/George L. Yungmann
                                               George L. Yungmann
                                               Senior Vice President and
                                                 Controller
































                                    17
                                       Exhibit Index


Exhibit Number                              Description

      11                                    Statement re Computation of per
                                            share earnings (loss)




















































                                    18
                                                                 Exhibit 11

                      THE ROUSE COMPANY AND SUBSIDIARIES
            Computation of Fully Diluted Earnings (Loss) Per Share
              (Unaudited, in thousands except per share amounts)

                                                           Three months
                                                         ended March 31,
                                                          1996       1995


Earnings (loss) before extraordinary losses             $ 6,743    $  (633)

  Add after-tax interest expense applicable
    to convertible subordinated debentures                1,215      1,215

  Earnings before extraordinary losses,
    as adjusted                                           7,958        582

  Extraordinary losses                                   (1,315)    (7,217)

Net earnings (loss), as adjusted                        $ 6,643    $(6,635)

Shares:

  Weighted average number of common shares
    outstanding                                          48,058     47,664

  Assuming conversion ofconvertible Preferred stock      10,600     10,600

  Assuming conversion of convertible subordinated
    debentures                                            4,542      4,542

  Assuming exercise of options and warrants reduced
    by the number of shares which could have been
    purchased with the proceeds from the exercise
    of such options                                         412        216

Weighted average number of shares outstanding,
    as adjusted                                          63,612     63,022

Earnings (loss) per common share assuming full dilution:

Earnings before extraordinary losses, as adjusted       $   .12    $   .01
Extraordinary losses                                       (.02)      (.12)


Net earnings (loss), adjusted                           $   .10    $  (.11)


This calculation is submitted in accordance with Regulation S-K item 601
(b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.





                                    19