Form 10-Q
period 1996-06-30
ROUSE COMPANY
filed 1996-08-14
CIK 85388

Form 10-Q

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1996

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

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of August 13, 1996:


Common Stock, $0.01 par value                         57,381,102
       Title of Class                              Number of Shares







Part I.  Financial Information
Item 1.  Financial Statements:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations
Three and Six Months Ended June 30, 1996 and 1995
(Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Six months
                                   ended June 30,        ended June 30,
                                   1996      1995        1996      1995
Revenues:
  Operating properties:
    Retail centers               $122,966  $121,537    $241,756  $237,300
    Office, mixed-use and other    40,579    37,298      76,447    72,473
                                  163,545   158,835     318,203   309,773
  Land sales                       14,802     4,240      32,463    15,031
  Corporate interest income           703       561       1,532     1,347
                                  179,050   163,636     352,198   326,151


Operating expenses, exclusive of
provision for bad debts,
depreciation and amortization:
  Operating properties:
    Retail centers                 62,533    61,168     123,415   120,586
    Office, mixed-use and other    19,011    17,492      36,278    34,846
                                   81,544    78,660     159,693   155,432
  Land sales                       12,206     2,553      21,650     8,031
  Development                         482     1,601       1,697     3,505
  Corporate                         2,098     2,422       4,124     4,520
                                   96,330    85,236     187,164   171,488

Interest expense:
  Operating properties:
    Retail centers                 31,312    31,563      62,544    62,463
    Office, mixed-use and other    17,195    17,162      34,266    34,473
                                   48,507    48,725      96,810    96,936
  Land sales                          237     1,249         487     2,535
  Development                          95        89         170       183
  Corporate                         3,519     2,837       7,142     5,543
                                   52,358    52,900     104,609   105,197

Provision for bad debts               501       705       1,122     1,465

Depreciation and amortization      18,800    18,296      37,084    36,848

                                  167,989   157,137     329,979   314,998
Gain (loss) on dispositions of
  assets and other provisions,
  net (note 6)                       (295)   (3,624)       (295)   (8,480)







                                          1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations, continued
Three and Six Months Ended June 30, 1996 and 1995
(Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Six months
                                   ended June 30,        ended June 30,
                                    1996     1995        1996      1995

Earnings before income
  taxes and extraordinary losses  $10,766  $ 2,875     $ 21,924  $  2,673

Income taxes
  Current - primarily state           171      132          350       245
  Deferred                          4,287    1,340        8,523     1,658
                                    4,458    1,472        8,873     1,903
Earnings before
  extraordinary losses              6,308    1,403       13,051       770

Extraordinary losses from
  extinguishments of debt, net
  of related income tax benefits
  (note 7)                             --       --       (1,315)   (7,217)

Net earnings (loss)               $ 6,308  $ 1,403     $ 11,736  $ (6,447)

Net earnings (loss) applicable
  to common shareholders          $ 2,647  $(2,258)    $  4,415  $(13,768)

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK AFTER PROVISION
  FOR DIVIDENDS ON PREFERRED
  STOCK:

Earnings (loss) before
  extraordinary losses            $   .05  $  (.05)    $    .11  $   (.14)
Extraordinary losses                   --       --         (.02)     (.15)
                                  $   .05  $  (.05)    $    .09  $   (.29)

DIVIDENDS PER SHARE:
  Common stock                    $   .22  $   .20     $    .44  $    .40
  Preferred stock                 $   .81  $   .81     $   1.62  $   1.62













                                              2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(Unaudited, in thousands, note 1)

                                                   June 30,    December 31,
                                                     1996          1995

Assets:
  Property (note 3):
    Operating properties:
      Property and deferred costs of projects $3,416,850 $3,006,356 Less accumulated depreciation
        and amortization                             547,477      519,319
                                                   2,869,373    2,487,037
    Properties in development                        122,670       56,151
    Properties held for sale                           9,634       22,602
    Land held for development and sale               232,647      134,168

      Total property                               3,234,324    2,699,958
  Prepaid expenses, deferred charges
    and other assets                                 188,633      151,068

  Accounts and notes receivable                       69,414       36,751

  Investments in marketable securities                 3,585        2,910

  Cash and cash equivalents                           27,094       94,922

      Total                                       $3,523,050   $2,985,609

























                                          3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets, continued
June 30, 1996 and December 31, 1995
(Unaudited, in thousands, note 1)

                                                   June 30,    December 31,
                                                     1996          1995

Liabilities:
  Debt (note 4):
    Property debt not carrying a Parent
      Company guarantee of repayment              $2,233,987    $1,990,041
    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                  138,810       138,488
      Convertible subordinated debentures            130,000       130,000
      Other debt                                     258,500       221,000
                                                     527,310       489,488

    Total debt                                     2,761,297     2,479,529

  Obligations under capital leases                    58,516        58,786

  Accounts payable, accrued expenses
    and other liabilities                            246,806       185,561

  Deferred income taxes                              117,289        81,649


Company-obligated mandatorily redeemable
  preferred securities of a trust holding
  solely Parent Company subordinated debt
  securities                                         137,500       137,500

Shareholders' equity:
  Series A Convertible Preferred stock
    with a liquidation preference of
    $213,760 in 1996 and $225,250 in 1995
    (note 5)                                              43            45
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 56,626,595
    shares issued in 1996 and 47,922,749
    shares issued in 1995                                566           479
  Additional paid-in capital                         487,562       309,943
  Accumulated deficit                               (286,529)     (267,883)
    Total shareholders' equity                       201,642        42,584

      Total                                       $3,523,050    $2,985,609







                                          4
Part 1.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Six Months Ended June 30, 1996 and 1995
(Unaudited, in thousands, note 1)

                                                       1996         1995

Cash flows from operating activities:
  Rents and other revenues received                  $315,046     $310,162
  Proceeds from land sales                             30,221       15,137
  Interest received                                     5,643        5,273
  Land development expenditures                        (8,455)      (7,000)
  Operating expenditures:
    Operating properties                             (156,628)    (147,013)
    Land sales, development and corporate             (12,206)     (13,788)
  Interest paid:
    Operating properties                             (101,159)    (104,497)
    Land sales, development and corporate              (3,332)      (4,797)
    Net cash provided by operating activities          69,130       53,477
Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (32,065)     (31,405)
  Expenditures for acquisition of The
    Hughes Corporation (net of acquired cash)         (29,731)          --
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and re-merchandising              (3,809)      (3,612)
      Building and equipment                           (3,994)      (2,078)
  Proceeds from sales of operating properties           6,388           --
  Purchases of marketable securities                   (3,912)      (2,838)
  Proceeds from redemptions or sales of
    marketable securities                               3,237       25,278
  Other                                                   652       (2,054)
    Net cash used in investing activities             (63,234)     (16,709)
Cash flows from financing activities:
  Proceeds from issuance of property debt              80,802      119,030
  Repayments of property debt:
  Scheduled principal payments                        (17,378)     (17,900)
  Other payments                                     (141,070)    (212,222)
  Proceeds from issuance of other debt                 52,400       99,582
  Repayments of other debt                            (16,057)      (8,955)
  Proceeds from exercise of stock options                 112          727
  Dividends paid                                      (30,381)     (26,444)
  Other                                                (2,152)          --
    Net cash used in financing activities             (73,724)     (46,182)

Net decrease in cash and cash equivalents             (67,828)      (9,414)

Cash and cash equivalents at beginning of period       94,922       49,398
Cash and cash equivalents at end of period           $ 27,094     $ 39,984



                                        5
Part 1.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
Six Months Ended June 30, 1996 and 1995
(Unaudited, in thousands, note 1)

                                                       1996         1995

Reconciliation of net earnings (loss) to net cash provided by operating activities:

Net earnings (loss)                                  $  11,736    $ (6,447)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                      37,084      36,848
    (Gain) loss on dispositions of assets
      and other provisions, net                            295       8,480
    Deferred income taxes                                8,523       1,658
    Extraordinary losses, net of related income
      tax benefits                                       1,315       7,217
    Additions to pre-construction reserve                1,000       1,800
    Provision for bad debts                              1,122       1,465
    Decrease in operating assets and
      liabilities, net                                   8,055       2,456

Net cash provided by operating activities            $  69,130    $ 53,477


Schedule of Non-Cash Investing and Financing
  Activities:
  Debt and other liabilities assumed in acquisition
    of The Hughes Corporation, net (note 2)          $ 378,008    $     --
  Common stock issued in acquisition of
    The Hughes Corporation (note 2)                    176,400          --
  Mortgage debt extinguished on disposition of
    an interest in an operating property                    --     (20,779)
  Notes received from sales of operating properties      8,440          --



















                                          6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
 June 30, 1996

(1)  Principles of statement presentation

     The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 1995 Annual Report to Shareholders, except that, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement No. 121 establishes new standards for measurement and recognition of impairment of long-lived assets. Initial adoption had no effect on the financial position or results of operations reported by the Company.

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

(2) Acquisition of The Hughes Corporation and Related Matters

    On June 12, 1996, the Company acquired all of the outstanding equity interests in The Hughes Corporation and its affiliated partnership, Howard Hughes Properties, Limited Partnership (together, "Hughes").
    In connection with the acquisition, the Company issued 7,742,884 shares of common stock valued at $176,400,000 and incurred or assumed debt and other liabilities of $378,008,000 (net of certain receivables and other assets acquired). Additional shares of common stock (or, in certain circumstances, Increasing Rate Preferred Stock) may be issued to the former Hughes owners or their successors pursuant to terms of a Contingent Stock Agreement based on the values of certain specified assets at various "termination" dates from 2000 to 2009 and cash flows generated from the development and/or sale of those assets prior to the "termination" dates. The acquisition was accounted for using the purchase method. The total purchase cost approximated the aggregate fair value of the assets acquired which consist primarily of a regional shopping center and a large-scale, master-planned community (Summerlin) in Las Vegas, Nevada, four large-scale, master-planned business parks and various other properties in Nevada and Southern California.





                                      7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Unaudited), continued

(2) Acquisition of The Hughes Corporation and Related Matters, continued

     The consolidated statements of operations for the three and six months ended June 30, 1996 include revenues and costs and expenses from the date of acquisition. The Company's pro forma consolidated results of operations for the six months ended June 30, 1996 and 1995, assuming the acquisition of Hughes occurred on January 1, 1995, are summarized as follows (in thousands, except per share data):

                                                     1996          1995

          Revenues                                    $403,967      $479,596
          Earnings before extraordinary losses          14,297        16,931
          Net earnings                                  12,982         9,714
          Earnings per share of common
              stock after provision for dividends
              on Preferred stock:
              Earnings before extraordinary losses         .02           .17
              Net earnings                                 .02           .04

     The pro forma revenues and earnings summarized above are not necessarily indicative of the results that would have occurred if the acquisition had been consummated at January 1, 1995 or of future results of operations of the combined companies.

(3) Property

    Properties in development include construction and development in progress and pre-construction costs, net. The construction and development in progress accounts include land and land improvements of $18,099,000 at June 30, 1996.

    Changes in pre-construction costs, net, for the six months ended
     June 30, 1996 are summarized as follows (in thousands):

      Balance at beginning of period, before
        pre-construction reserve                         $21,463
      Costs incurred                                      12,818
      Costs transferred to construction and development
        in progress                                      (14,652)
      Costs transferred to operating properties             (339)
      Costs of unsuccessful projects written off            (390)
                                                          18,900
      Less pre-construction reserve                       15,989

      Balance at end of period, net                       $2,911



                                         8



Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

    Notes to Consolidated Financial Statements (Unaudited), continued

(4)  Debt

     Debt at June 30, 1996 and December 31, 1995 is summarized as follows (in thousands):
                                June 30, 1996        December 31, 1995
                                          Due in                Due in
                               Total     one year      Total   one year

     Mortgages and bonds     $2,177,292  $ 99,092   $1,997,998 $102,428
     Convertible sub-
       ordinated debentures     130,000        --      130,000       --
     Medium-term notes          115,300     5,000      100,300    5,000
     Other loans                338,705    10,954      251,231    3,001
        Total                $2,761,297  $115,046   $2,479,529 $110,429

     The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In those instances, maturities are determined based on the terms of the refinancing commitments. At June 30, 1996, approximately $58,250,000 of debt due in one year relates to two retail center mortgages due in April 1997. The Company expects to refinance these mortgages on a long-term basis at or prior to their maturities.

(5) Series A Convertible Preferred stock

    The Company has authorized issuance of 50,000,000 shares of Preferred stock of 1 cent par value per share of which 4,505,168 shares have been classified as Series A Convertible Preferred. At June 30, 1996 and December 31, 1995, there were 4,275,209 and 4,505,009 shares outstanding, respectively.

(6)  Gain (loss) on dispositions of assets and other provisions, net

     The loss in 1996 relates primarily to an additional provision for costs associated with the litigation matter discussed in note 8.

     The loss in 1995 relates primarily to provisions for losses on several retail centers the Company decided to sell. These provisions were based on the estimated fair values of the properties less costs to sell. These losses were partially offset by a gain on the disposition of a retail center property ($1,940,000).

(7)  Extraordinary losses, net of related income tax benefits

     During the six months ended June 30, 1996 and 1995, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $2,023,000 and $11,103,000, respectively, net of related income tax benefits of $708,000 and $3,886,000, respectively.



                                     9
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, (Unaudited), continued

(8)  Contingencies

     On November 6, 1990, Robert P. Guastella Equities, Inc. ("Plaintiff"), a former tenant at the Riverwalk Shopping Center in New Orleans, Louisiana ("Riverwalk"), which is owned and operated by New Orleans Riverwalk Associates, an affiliate of the Company ("NORA"), filed suit in the Civil District Court of Orleans Parish, Louisiana against NORA, the Company, two Company affiliates and a partner of NORA (collectively, "Defendants"). Plaintiff alleges that Defendants breached Plaintiff's lease agreement with NORA for the operation of a restaurant at Riverwalk and that as a result of these breaches it suffered losses and could not pay the rentals due under the lease agreement, as a result of which the lease and its tenancy were terminated by NORA. Plaintiff sought damages of approximately $600,000 for these alleged breaches. In addition, on September 3, 1992, Plaintiff claimed $33,000,000 for alleged lost future profits which it claimed it would have earned had its lease not been terminated. The defendants filed answers denying the claims of Plaintiff and asserted other defenses. NORA also asserted a counterclaim against Plaintiff and its individual guarantors for past due rentals and other charges in the approximate amount of $300,000 plus interest and attorneys' fees as provided for in the lease agreement. The case was tried before a jury and, on October 28, 1993, the jury returned a verdict against Defendants upon which judgment was entered by the trial court on January 7, 1994, in the total net amount of approximately $9,128,000 (including a net award for lost future profits of approximately $8,640,000) plus interest and attorney's fees. On May 6, 1994, the trial court denied all post-trial motions of both Plaintiff and Defendants. The trial court also entered an amended judgment in which it awarded the Plaintiff $450,000 in attorneys' fees and awarded Defendants $25,000 in attorneys' fees.

     On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeal, Fourth Circuit. On November 16, 1995, the Louisiana Court of Appeal reduced the judgment by $240,000, but otherwise affirmed the damage award to Plaintiff. Defendants subsequently filed a motion for reconsideration with the Louisiana Court of Appeal, which was denied on December 19, 1995. On January 18, 1996, Defendants filed a petition requesting the Louisiana Supreme Court to consider a further appeal of this judgment. On April 8, 1996, the Louisiana Supreme Court granted Defendants' petition. Subsequently, the parties entered into settlement discussions which culminated in a July 25, 1996 Settlement Agreement which dismissed all claims and counterclaims with prejudice. The Company recorded in the fourth quarter of 1995 a pre-tax provision of $12,321,000, representing the full amount of the modified award (including attorneys' fees) plus interest, less pre-tax provisions previously recorded totaling $1,150,000. Additional provisions for interest totaling $295,000 were recorded in the six months ended June 30, 1996. The Company satisfied its financial and other obligations under the Settlement

                                       10
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, (Unaudited), continued

(8)  Contingencies, continued

        Agreement in July 1996 and will reverse approximately $9,100,000 of the previously recorded provision for loss on this matter in the third quarter of 1996.

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
































                                     11
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1995 and any material changes in the results of operations for the three and six months ended June 30, 1996 as compared to the same periods in 1995. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1995 Annual Report to Shareholders.

General

On June 12, 1996, the Company purchased all of the outstanding equity interests in The Hughes Corporation and its affiliated partnership, Howard Hughes Properties, Limited Partnership (together, Hughes). The assets of Hughes consist primarily of a regional shopping center and a large-scale, master-planned community (Summerlin) in Las Vegas, Nevada, four large-scale, master-planned business parks and various other properties in Nevada and Southern California. Management believes that the acquisition of Hughes will enable the Company to capitalize on its existing strengths in retail and office/mixed-use projects and large scale land development projects in the fast-growing Las Vegas market. For additional information about the acquisition of Hughes, see Note 2 to the consolidated financial statements.

Management is continually reviewing and evaluating the portfolio of properties to identify expansion, renovation and/or remerchandising opportunities and properties that may not have future prospects consistent with the Company's long-term objectives. The Company will continue to dispose of properties that are not meeting and/or are not considered to have the potential to meet its investment criteria, particularly smaller properties in smaller market areas. While disposition decisions may cause the Company to recognize gains or losses that could have significant effects on reported net earnings (loss) in future quarters or fiscal years, they are not anticipated to have a material effect on the consolidated financial position of the Company.

Operating Results:

Operating Properties:

Revenues from retail centers increased $1,429,000 and $4,456,000 and total operating and interest expenses increased $2,226,000 and $4,240,000 for the three and six months ended June 30, 1996 as compared to the same periods in 1995. The increases in revenues are attributable primarily to the operations of two properties that the Company acquired interests in during the third quarter of 1995, higher rents on re-leased space, the operations of a retail center expansion which opened in the first quarter of 1995 and the operations of the retail center acquired in the purchase of Hughes. These increases have been partially offset by slightly lower average occupancy levels (88.5% in 1996 compared to 90.4% in 1995) and the sale of two retail centers in the first quarter of 1996. The increases in expenses are attributable primarily to the


                                  12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties (continued):

    changes in the portfolio of properties referred to above and lower interest expense due to refinancings of certain properties in 1995.

Revenues from office, mixed-use and other properties increased $3,281,000 and $3,974,000 and total operating and interest expenses increased $740,000 and decreased $212,000 for the three and six months ended June 30, 1996 as compared to the same periods in 1995. The increases in revenues are attributable primarily to higher occupancy levels at certain office properties, primarily in Columbia, and the operations of the office, mixed-use and other properties acquired in the purchase of Hughes. These increases have been partially offset by lower lease termination payments from tenant restructurings and, for the six month period, lower revenues at a hotel property which underwent a renovation during the first quarter of 1996. The increase in expenses for the three month period is attributable primarily to the operations of the acquired properties referred to above. This increase was partially offset by the sale of an industrial building in the second quarter of 1996. The decrease in expenses for the six month period is attributable primarily to lower bad debt expenses due to recoveries of amounts previously reserved, lower expenses at the hotel property referred to above and the sale of the industrial building referred to above. These decreases were partially offset by the operations of the acquired properties referred to above.

Land sales:

Revenues from land sales increased $10,562,000 and $17,432,000, and total costs and expenses increased $8,641,000 and $11,571,000, for the three and six months ended June 30, 1996. The increase in revenues is attributable to higher levels of land sales in Columbia, particularly for commercial uses, and sales of land acquired in the purchase of Hughes ($7,175,000), primarily residential property in Summerlin. The increases in costs and expenses are attributable primarily to increases in costs of sales. The increases in the cost of sales for Columbia land of $1,541,000 and $4,430,000, respectively, for the three and six month periods ended June 30, 1996, are attributable primarily to the higher levels of sales revenues. The cost of sales for land acquired in the purchase of Hughes for the periods of $5,562,000 is relatively high as a percentage of revenues as the land sold consisted primarily of inventory on which development was completed or substantially completed at the date of acquisition.

Development:

These costs consist primarily of additions to the pre-construction reserve and new business costs. The pre-construction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of





                                13
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Development (continued):

  acquisition and development opportunities. These costs decreased $1,113,000 and $1,821,000 for the three and six months ended June 30, 1996 as compared to the same periods in 1995. The decreases are due primarily to lower additions to the pre-construction reserve as several projects progressed to construction in progress and to reduced new business costs as the Company's focus on the acquisition of Hughes has deferred evaluation of other opportunities.

Corporate:

Corporate interest costs were $4,902,000 and $3,624,000 for the three months ended June 30, 1996 and 1995, respectively, and $9,240,000 and $7,204,000 for the six months ended June 30, 1996 and 1995, respectively. Of such amounts, $1,383,000 and $787,000 were capitalized during the three months ended June 30, 1996 and 1995, respectively, and $2,098,000 and $1,661,000 were capitalized during the six months ended June 30, 1996 and 1995, respectively, on funds invested in development projects. The increases in corporate interest costs are due to higher levels of debt used for corporate purposes.

Gain (loss) on dispositions of assets and other provisions, net

The loss in 1996 relates primarily to an additional provision for costs associated with the litigation matter discussed in Note 8 to the consolidated financial statements.

The loss in 1995 relates primarily to provisions for losses on several retail centers the Company decided to sell. These provisions were recognized based on the estimated fair values of the properties less costs to sell. These losses were partially offset by a gain on the disposition of a retail center property ($1,940,000).

Extraordinary losses, net of related income tax benefits

During the six months ended June 30, 1996 and 1995, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $2,023,000 and $11,103,000, respectively, net of related income tax benefits of $708,000 and $3,886,000, respectively.

Financial Condition and Liquidity:

Shareholders' equity increased by $159,058,000 from $42,584,000 at December
  31, 1995 to $201,642,000 at June 30, 1996.  The increase was due primarily to the value of shares of common stock issued in the acquisition of Hughes ($176,400,000) and net earnings for the six months ended June 30, 1996, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks.






                                14
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Financial Condition and Liquidity, (continued):

The Company had cash and cash equivalents and investments in marketable securities totaling $30,679,000 and $97,832,000 at June 30, 1996 and December 31, 1995, respectively, including $3,585,000 and $2,910,000, respectively, held for restricted uses.

The Company has lines of credit for up to $254,909,000 of which $148,409,000 was available at June 30, 1996. These lines of credit may be used to provide corporate liquidity, fund property acquisition and development costs and finance other corporate needs, subject to lenders' approvals. They may also be utilized to pay some portion of existing debt, including maturities in 1996 and 1997. As of June 30, 1996, debt due in one year was $115,046,000. Approximately $58,250,000 of this debt relates to two retail center mortgages due in April 1997. The
  Company expects to refinance these mortgages at or prior to their scheduled maturities. The Company continues to actively evaluate sources of capital and is confident that it will be able to make these payments, arrange to refinance these maturities prior to their scheduled repayment dates or obtain new sources of capital without necessitating property sales.

Net cash provided by operating activities was $69,130,000 and $53,477,000 for the six months ended June 30, 1996 and 1995, respectively. The factors discussed previously under the operating results of the four major business segments, particularly higher land sales revenues, affected the level of net cash provided by operating activities.

Net cash used in investing activities was $63,234,000 and $16,709,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in net cash used of $46,525,000 was due primarily to the acquisition of Hughes and lower net sales or redemptions of marketable securities.

Net cash used in financing activities was $73,724,000 and $46,182,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in net cash used of $27,542,000 is attributable primarily to the use of financing proceeds received in the fourth quarter of 1995 to repay certain higher rate property debt.

Information relating to forward-looking statements:

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) real

                              15
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Financial Condition and Liquidity (continued):

Information relating to forward-looking statements (continued):

  estate investment risks; (2) development risks; (3) illiquidity of real estate investments; (4) dependence on rental income from real property;
  (5) effect of uninsured loss; (6) lack of geographical diversification;
  (7) possible environmental liabilities; (8) difficulties of compliance with the Americans with Disabilities Act; (9) competition; (10) changes in the economic climate; and (11) factors relating to the Hughes acquisition. For a more detailed discussion of these factors, see
  Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 1995.










































                                 16
Part II.  Other Information

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

On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeal, Fourth Circuit. On November 16, 1995, the Louisiana Court of Appeal in a 2 to 1 decision reduced the judgment by $240,000, but otherwise affirmed the damage award to Plaintiff. Defendants subsequently filed a motion for reconsideration with the Louisiana Court of Appeal, which was denied on December 19, 1995, again in a 2 to 1 decision. On January 18, 1996, Defendants filed a petition requesting the Louisiana Supreme Court to consider a further appeal of this judgment. On April 8, 1996, the Louisiana Supreme Court granted Defendants' petition. Subsequently, the parties entered into settlement discussions which culminated in a July 25, 1996 Settlement Agreement which dismissed all claims and counterclaims with prejudice. The Company has satisfied its financial and other obligations under the Settlement Agreement. For additional information about this suit, see
  Note 8 -Contingencies - to the consolidated financial statements.




                                  17
Part II.  Other Information
Item 2.   Changes in Securities.
          None
Item 3.   Defaults Upon Senior Securities.
          None
Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders of The Rouse Company was held on May 23, 1996. The only matter voted upon at the meeting was the election of Directors. The vote was asfollows:

                                                     Votes
              Nominee               Voted For       Withheld

         David H. Benson            43,752,514      387,209
         Jeremiah E. Casey          43,753,014      386,709
         Anthony W. Deering         44,108,964       30,759
         Rohit M. Desai             44,112,064       27,659
         Mathias J. DeVito          43,736,724      402,999
         Juanita T. James           44,107,454       32,269
         Thomas J. McHugh           44,111,374       28,349
         Hanne M. Merriman          44,106,314       33,409
         Roger W. Schipke           44,107,427       32,296
         Alexander B. Trowbridge    44,099,524       40,199

Item 5.   Other Information.
          None
Item 6.   Exhibits and Reports on Form 8-K.
               (a)  Exhibits
                  Reference is made to the Exhibit Index.
               (b)  Reports on Form 8-K

                    On June 27, 1996, the Company filed a report on Form 8-K to report its acquisition of all of the outstanding equity interests in The Hughes Corporation (THC) and its affiliated partnership, Howard Hughes Properties, Limited Partnership. Consolidated financial statements of THC and subsidiaries as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 were incorporated in the Form 8-K by reference to the Company's Registration Statement on Form S-4 (File No. 333-1693), as amended (the "Registra-tion Statement") which became effective on May 14, 1996, and the proxy Statement/Prospectus dated May 14, 1996 included in such Registration Statement.

                    On August 14, 1996, the Company filed an amendment to its report on Form 8-K to file unaudited interim consolidated financial statements of THC and subsidiaries as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995.








                                          18
Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE ROUSE COMPANY

                                    Principal Financial Officer:



Date: August 14, 1996               By   /s/Jeffrey H. Donahue
                                         Jeffrey H. Donahue
                                         Senior Vice President and
                                           Chief Financial Officer

                                         Principal Accounting Officer:


Date: August 14, 1996               By   /s/George L. Yungmann
                                         George L. Yungmann
                                         Senior Vice President and
                                           Controller
































                                    19
Exhibit Index


Exhibit Number                          Description

      11                                Statement re Computation of per
                                        share earnings (loss)




















































                                     20
Exhibit 11

                      THE ROUSE COMPANY AND SUBSIDIARIES
            Computation of Fully Diluted Earnings (Loss) Per Share
              (Unaudited, in thousands except per share amounts)

                                       Three months         Six months
                                     ended June 30,      ended June 30,
                                      1996     1995       1996     1995

Earnings before
 extraordinary losses               $ 6,308   $ 1,403   $13,051   $   770

  Add after-tax interest expense
  applicable to convertible
  subordinated debentures             1,215     1,215     2,430     2,430

  Earnings before extra-
    ordinary losses, as adjusted      7,523     2,618    15,481     3,200

  Extraordinary losses                   --        --    (1,315)   (7,217)

Net earnings (loss), as adjusted    $ 7,523   $ 2,618   $14,166   $(4,017)
Shares:

  Weighted average number of
    common shares outstanding        49,869    47,804    48,801    47,734

  Assuming conversion of
    convertible Preferred stock      10,528    10,600    10,564    10,600

  Assuming conversion of convertible
    subordinated debentures           4,541     4,541     4,541     4,541

  Assuming exercise of options and
    warrants reduced by the number
    of shares which could have been
    purchased with the proceeds
    from the exercise of such
    options                             799       153       799       156

Weighted average number of shares
  outstanding, as adjusted           65,737    63,098    64,705    63,031

Earnings (loss) per common share
  assuming full dilution:

Earnings before extraordinary
  losses, as adjusted               $   .11   $   .04   $   .24   $   .05
Extraordinary losses                     --        --      (.02)     (.12)

Net earnings (loss), adjusted       $   .11   $   .04   $   .22   $  (.07)

This calculation is submitted in accordance with Regulation S-K item 601
 (b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.




                                           21