Form 10-Q
period 1996-09-30
ROUSE COMPANY
filed 1996-11-14
CIK 85388

Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1996

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

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of November 12, 1996:

Common Stock, $0.01 par value                         66,725,919
       Title of Class                              Number of Shares












Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1996 and 1995
          (Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Nine months
                                 ended September 30,  ended September 30,
                                   1996       1995      1996        1995

Revenues:
  Operating properties:
    Retail centers                $127,894   $123,202  $369,650  $360,502
    Office, mixed-use and other     51,639     36,959   128,086   109,432
                                   179,533    160,161   497,736   469,934
  Land sales                        47,384      8,519    79,847    23,550
  Corporate interest income            758        485     2,290     1,832
                                   227,675    169,165   579,873   495,316
Operating expenses, exclusive of
provision for bad debts,
depreciation and amortization:
  Operating properties:
    Retail centers                  65,928     62,456   189,343   183,042
    Office, mixed-use and other     24,346     17,160    60,624    52,006
                                    90,274     79,616   249,967   235,048
  Land sales                        41,054      4,542    62,704    12,573
  Development                        2,019        605     3,716     4,110
  Corporate                          1,608      1,452     5,732     5,972
                                   134,955     86,215   322,119   257,703
Interest expense:
  Operating properties:
    Retail centers                  33,172     32,863    95,716    95,326
    Office, mixed-use and other     21,248     17,272    55,514    51,745
                                    54,420     50,135   151,230   147,071
  Land sales                           508      1,263       995     3,798
  Development                           95         88       265       271
  Corporate                          2,646      2,294     9,788     7,837
                                    57,669     53,780   162,278   158,977

Provision for (recovery of)
  bad debts                            362       (236)    1,484     1,229

Depreciation and amortization       23,212     18,026    60,296    54,874

                                   216,198    157,785   546,177   472,783

Gain (loss) on dispositions of
  assets and other provisions,
  net (note 6)                      (6,060)    (5,638)   (6,355)  (14,118)





The accompanying notes are an integral part of these statements.

                                     1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Operations, continued
           Three and Nine Months Ended September 30, 1996 and 1995
          (Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Nine months
                                 ended September 30,   ended September 30,
                                   1996       1995       1996       1995


Earnings before income
  taxes and extraordinary losses  $ 5,417    $ 5,742   $27,341    $  8,415

Income tax provision:
  Current - primarily state           155        184       505         429
  Deferred                          7,718      2,389    16,241       4,047
                                    7,873      2,573    16,746       4,476

Earnings (loss) before
  extraordinary losses             (2,456)     3,169    10,595       3,939

Extraordinary losses from
  extinguishments of debt, net
  of related income tax benefits
  (note 7)                            (46)      (137)   (1,361)     (7,354)

Net earnings (loss)               $(2,502)   $ 3,032   $ 9,234    $ (3,415)

Net earnings (loss) applicable
  to common shareholders          $(5,714)   $  (628)  $(1,299)   $(14,396)


EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK AFTER PROVISION
  FOR DIVIDENDS ON PREFERRED
  STOCK:

Earnings (loss) before
  extraordinary losses            $  (.10)   $  (.01)  $    --    $   (.15)
Extraordinary losses, net              --         --      (.03)       (.15)
                                  $  (.10)   $  (.01)  $  (.03)   $   (.30)
DIVIDENDS PER SHARE:
  Common stock                    $   .22    $   .20   $   .66    $    .60
  Preferred stock                 $   .81    $   .81   $  2.43    $   2.43









The accompanying notes are an integral part of these statements.

                                     2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets
                   September 30, 1996 and December 31, 1995
                      (Unaudited, in thousands, note 1)


                                                September 30,  December 31,
                                                     1996          1995
Assets:
  Property (note 3):
    Operating properties:
      Property and deferred costs of projects $3,427,889 $3,006,356 Less accumulated depreciation
        and amortization                              555,606       519,319
                                                    2,872,283     2,487,037
    Properties in development                         142,530        56,151
    Properties held for sale                           30,431        22,602
    Land held for development and sale                232,692       134,168

      Total property                                3,277,936     2,699,958

  Prepaid expenses, deferred charges
    and other assets                                  187,193       151,068

  Accounts and notes receivable                        89,343        36,751

  Investments in marketable securities                  3,690         2,910

  Cash and cash equivalents                            57,763        94,922

      Total                                        $3,615,925    $2,985,609






















The accompanying notes are an integral part of these statements.

                                     3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued
                   September 30, 1996 and December 31, 1995
                      (Unaudited, in thousands, note 1)


                                                September 30,  December 31,
                                                     1996          1995
Liabilities:
  Debt (note 4):
    Property debt not carrying a Parent
      Company guarantee of repayment              $2,279,641    $1,990,041


    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                  162,361       138,488
      Convertible subordinated debentures            130,000       130,000
      Other debt                                     296,500       221,000
                                                     588,861       489,488

    Total debt                                     2,868,502     2,479,529

  Obligations under capital leases                    58,166        58,786

  Accounts payable, accrued expenses
    and other liabilities                            240,323       185,561

  Deferred income taxes                              125,489        81,649

Company-obligated mandatorily redeemable
  preferred securities of a trust holding
  solely Parent Company subordinated debt
  securities                                         137,500       137,500

Shareholders' equity:
  Series A Convertible Preferred stock
    with a liquidation preference of
    $0 in 1996 and $225,250 in 1995 (note 5)              --            45
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 66,692,721
    shares issued in 1996 and 47,922,749
    shares issued in 1995                                667           479
  Additional paid-in capital                         490,160       309,943
  Accumulated deficit                               (304,882)     (267,883)

    Total shareholders' equity                       185,945        42,584

      Total                                       $3,615,925    $2,985,609




The accompanying notes are an integral part of these statements.

                                     4
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995
                       (Unaudited, in thousands, note 1)

                                                      1996         1995
Cash flows from operating activities:
  Rents and other revenues received                 $ 490,120    $ 463,544
  Proceeds from land sales                             77,685       23,715
  Interest received                                     8,556        7,599
  Land development expenditures                       (32,327)     (13,248)
  Operating expenditures:
    Operating properties                             (265,727)    (229,114)
    Land sales, development and corporate             (19,910)     (14,104)
  Interest paid:
    Operating properties                             (154,416)    (156,688)
    Land sales, development and corporate             (12,917)     (12,179)
    Net cash provided by operating activities          91,064       69,525
Cash flows from investing activities:
  Expenditures for acquisition of The Hughes
    Corporation (net of acquired cash)                (35,872)          --
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (67,024)     (52,711)
  Expenditures for property acquisitions               (2,724)     (27,767)
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and remerchandising               (5,482)      (6,696)
      Building and equipment                           (7,448)      (2,711)
  Proceeds from sales of operating properties           6,299           --
  Purchases of marketable securities                   (7,064)      (4,626)
  Proceeds from redemptions or sales of
    marketable securities                               8,447       29,238
  Other                                                   183        1,186
    Net cash used in investing activities            (110,685)     (64,087)
Cash flows from financing activities:
  Proceeds from issuance of property debt             172,476      170,643
  Repayments of property debt:
    Scheduled principal payments                      (28,885)     (27,268)
    Other payments                                   (182,407)    (251,327)
  Proceeds from issuance of other debt                 90,400      124,947
  Repayments of other debt                            (16,303)      (8,079)
  Purchases of treasury stock                          (5,247)          --
  Proceeds from exercise of stock options                 599        2,138
  Dividends paid                                      (46,233)     (39,687)
  Other                                                (1,938)          --
    Net cash used in financing activities             (17,538)     (28,633)
Net decrease in cash and cash equivalents             (37,159)     (23,195)
Cash and cash equivalents at beginning of period       94,922       49,398
Cash and cash equivalents at end of period          $  57,763    $  26,203
The accompanying notes are an integral part of these statements.

Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                  Nine Months Ended September 30, 1996 and 1995
                       (Unaudited, in thousands, note 1)

                                                      1996         1995

Reconciliation of net earnings (loss) to net cash provided by operating activities:

Net earnings (loss)                                 $  9,234     $ (3,415)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                     60,296       54,874
    (Gain) loss on dispositions of assets
      and other provisions, net                        6,355       14,118
    Deferred income tax provision                     16,241        4,047
    Extraordinary losses, net of related income
      tax benefits                                     1,361        7,354
    Additions to pre-construction reserve              2,200        1,800
    Provision for bad debts                            1,484        1,229
    Increase in operating assets and
      liabilities, net                                (6,107)     (10,482)

Net cash provided by operating activities           $ 91,064     $ 69,525


Schedule of Non-Cash Investing and Financing
  Activities:
  Debt and other liabilities assumed in acquisition
    of The Hughes Corporation, net (note 2)         $354,577     $     --
  Common stock issued in acquisition of
    The Hughes Corporation (note 2)                  178,086           --
  Common stock issued pursuant to Contingent Stock
    Agreement (note 2)                                 5,025           --
  Mortgage debt extinguished on disposition of
    an interest in an operating property                  --      (20,779)
  Mortgage debt assumed by purchasers of land        (10,412)          --
  Mortgage debt assumed on acquisitions of
    interests in properties                           21,090        6,175
  Notes received from sales of operating
    properties                                         8,440           --
  Notes received from sales of land                   16,500           --
  Value of non-cash consideration given in
    connection with acquisitions of interests in
    properties                                        13,520       79,811









The accompanying notes are an integral part of these statements.

                                     6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                   THE ROUSE COMPANY AND SUBSIDIARIES

         Notes to Consolidated Financial Statements (Unaudited)
                            September 30, 1996

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

   In its annual reports, the Company has included certain supplementary current value basis financial statements with the historical cost basis financial statements. The current value basis financial statements are an integral part of the Company's formal, year-end reporting, but they are not included in quarterly reports to shareholders. Therefore, all of the financial information contained herein is based on the historical cost basis as required by generally accepted accounting principles.

(2) Acquisition of The Hughes Corporation and Related Matters

   On June 12, 1996, the Company acquired all of the outstanding equity interests in The Hughes Corporation and its affiliated partnership, Howard Hughes Properties, Limited Partnership (together, "Hughes"). In connection with the acquisition, the Company issued 7,742,884 shares of common stock valued at $178,086,000 and incurred or assumed debt and other liabilities of $354,577,000 (net of certain receivables and other assets acquired). Additional shares of common stock (or, in certain circumstances, Increasing Rate Preferred Stock) may be issued to the former Hughes owners or their successors pursuant to terms of a Contingent Stock Agreement based on the values of certain specified assets at various "termination" dates from 2000 to 2009 and cash flows generated from the development and/or sale of those assets prior to the "termination" dates. The acquisition was accounted for using the purchase method. The total purchase cost approximated the aggregate fair value of the assets acquired which consist primarily of a regional shopping center and a large-scale, master-planned community in Las Vegas, Nevada, and four large-scale, master-planned business parks and various other properties in Nevada and Southern California.




Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

   Notes to Consolidated Financial Statements (Unaudited), continued

(2) Acquisition of The Hughes Corporation and Related Matters, continued

   The consolidated statements of operations for the three and nine months ended September 30, 1996 include revenues and costs and expenses from the date of acquisition. The Company's pro forma consolidated results of operations for the nine months ended September 30, 1996 and 1995, assuming the acquisition of Hughes occurred on January 1, 1995, are summarized as follows (in thousands, except per share data):

                                                     1996          1995

      Revenues                                   $631,642      $688,892
      Earnings before extraordinary losses         13,699        20,179
      Net earnings                                 12,338        12,825
      Earnings per share of common stock
         after provision for dividends
         on Preferred stock:
         Earnings before extraordinary
          losses                                      .06           .17
         Net earnings                            $    .03      $    .03

   The pro forma revenues and earnings summarized above are not necessarily indicative of the results that would have occurred if the acquisition had been consummated on January 1, 1995 or of future results of operations of the combined companies.

(3) Property

   Properties in development include construction and development in progress and pre-construction costs, net. The construction and development in progress accounts include land and land improvements of $25,483,000 at September 30, 1996.

   Changes in pre-construction costs, net, for the nine months ended
     September 30, 1996 are summarized as follows (in thousands):

     Balance at beginning of period, before
       pre-construction reserve                          $      21,463
     Costs incurred                                             15,579
     Costs transferred to construction and development
       in progress                                             (16,742)
     Costs transferred to operating properties                    (435)
     Costs of unsuccessful projects written off                   (917)
                                                                18,948
     Less pre-construction reserve                              16,662

     Balance at end of period, net                       $       2,286




                                    8
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                    THE ROUSE COMPANY AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Unaudited), continued

(4) Debt

   Debt at September 30, 1996 and December 31, 1995 is summarized as follows (in thousands):

                              September 30, 1996     December 31, 1995
                                          Due in                Due in
                                Total    one year      Total   one year

     Mortgages and bonds      $2,211,308 $114,966   $1,997,998 $102,428
     Convertible subordi-
       nated debentures          130,000       --      130,000       --
     Medium-term notes           115,300    5,000      100,300    5,000
     Other loans                 411,894    3,131      251,231    3,001
       Total                  $2,868,502 $123,097   $2,479,529 $110,429

   The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In those instances, maturities are determined based on the terms of the refinancing commitments. At September 30, 1996, approximately $63,147,000 of debt due in one year relates to balloon payments on three retail center mortgages due in the second quarter of 1997 and $11,934,000 relates to a balloon payment on an office building mortgage due in the third quarter of 1997. The Company expects to refinance these loans on a long-term basis or extend their terms at or prior to their scheduled maturities.

(5) Series A Convertible Preferred stock

    The Company has authorized issuance of 50,000,000 shares of Preferred stock of 1 cent par value per share of which 4,505,168 shares have been classified as Series A Convertible Preferred. On September 30, 1996, 4,497,459 shares of Series A Convertible Preferred stock were converted into 10,582,000 shares of common stock. If the conversion had occurred on January 1, 1995, pro forma earnings (loss) per share of common stock for the nine months ended September 30, 1996 and 1995 would have been $.14 and $(.06), respectively. At September 30, 1996 and December 31, 1995, there were 7,550 and 4,505,009 shares outstanding, respectively.

(6)  Gain (loss) on dispositions of assets and other provisions, net

   The loss in 1996 relates to provisions for losses on two retail centers the Company has decided to sell ($15,071,000). These provisions were based on the estimated fair values of the properties less costs to sell. These losses were partially offset by a gain from the reversal of a portion (approximately $9,000,000) of the provision for the litigation matter discussed in note 8.



Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                   THE ROUSE COMPANY AND SUBSIDIARIES

   Notes to Consolidated Financial Statements, (Unaudited), continued

(6)  Gain (loss) on dispositions of assets and other provisions, net
     (continued)

   The loss in 1995 relates primarily to provisions for losses on several retail centers the Company decided to sell ($16,058,000). These provisions were based on the estimated fair values of the properties less costs to sell. These losses were partially offset by a gain on the disposition of a retail center property ($1,940,000).

(7)  Extraordinary losses, net of related income tax benefits

   During the nine months ended September 30, 1996 and 1995, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $2,094,000 and $11,314,000, respectively, net of related income tax benefits of $733,000 and $3,960,000, respectively.

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


Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                   THE ROUSE COMPANY AND SUBSIDIARIES

   Notes to Consolidated Financial Statements, (Unaudited), continued



(8)  Contingencies, continued

   On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeal, Fourth Circuit. On November 16, 1995, the Louisiana Court of Appeal reduced the judgment by $240,000, but otherwise affirmed the damage award to Plaintiff. Defendants subsequently filed a motion for reconsideration with the Louisiana Court of Appeal, which was denied on December 19, 1995. On January 18, 1996, Defendants filed a petition requesting the Louisiana Supreme Court to consider a further appeal of this judgment. On April 8, 1996, the Louisiana Supreme Court granted Defendants' petition. Subsequently, the parties entered into settlement discussions which culminated in a July 25, 1996 Settlement Agreement which dismissed all claims and counterclaims with prejudice. The Company recorded in the fourth quarter of 1995 a pre-tax provision of $12,321,000, representing the full amount of the modified award (including attorneys' fees) plus interest, less pre-tax provisions previously recorded totaling $1,150,000. Additional provisions for interest totaling $295,000 were recorded in the six months ended June 30, 1996. The Company satisfied its financial and other obligations under the Settlement Agreement in July 1996 and reversed approximately $9,000,000 of the previously recorded provision for loss on this matter in the third quarter of 1996.

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











Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                   THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1995 and any material changes in the results of operations for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1995 Annual Report to Shareholders.

General

On June 12, 1996, the Company purchased all of the outstanding equity interests in The Hughes Corporation and its affiliated partnership, Howard Hughes Properties, Limited Partnership (together, Hughes). The assets of Hughes consist primarily of a regional shopping center and a large-scale, master-planned community (Summerlin) in Las Vegas, Nevada, and four large-scale, master-planned business parks and various other properties in Nevada and Southern California. Management believes that the acquisition of Hughes will enable the Company to capitalize on its existing strengths in retail and office/mixed-use projects and large scale land development projects in the fast-growing Las Vegas market. For additional information about the acquisition of Hughes, see note 2 to the consolidated financial statements.

Management is continually reviewing and evaluating the portfolio of properties to identify expansion, renovation and/or remerchandising opportunities and properties that may not have future prospects consistent with the Company's long-term objectives. The Company will continue to dispose of properties that are not meeting and/or are not considered to have the potential to meet its investment criteria, particularly smaller properties in smaller market areas. While disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings (loss) in future quarters or fiscal years, they are not anticipated to have a material effect on the overall consolidated financial position of the Company.

Operating Results:

Operating Properties:

Revenues from retail centers increased $4,692,000 and $9,148,000 for the three and nine months ended September 30, 1996, as compared to the same
    periods in 1995.  Total operating and   interest expenses increased
    $6,837,000 and $11,077,000, including increased depreciation and amortization of $2,546,000 and $3,882,000, respectively, for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The increases in revenues and expenses for these periods are attributable primarily to the net effect of changes in the Company's portfolio of retail centers, including acquisitions of interests in four properties (two in the third quarter of 1995, one in connection with the acquisition of Hughes in the second quarter of 1996 and one in the third quarter of 1996), the opening of an expansion in the first quarter of

                                     12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties (continued):

    1995 and sales of two properties in the first quarter of 1996.
    Increases in effective rents on re-leased space, particularly in the Company's larger centers in larger trade areas, also contributed to the increases in revenues for these periods. The increases in revenues for the periods were partially offset by the effects of slightly lower overall average occupancy levels (88.2% and 88.3%, respectively, for the three and nine months ended September 30, 1996, as compared to 91.0% and 90.6%, respectively, for the same periods in 1995) and decreases in lease cancellation payments.

Revenues from office, mixed-use and other properties increased $14,680,000 and $18,654,000 for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. These increases are due primarily to the acquisition of Hughes. Improved occupancy levels at hotel and office properties contributed to the increases in each period; however, the increase for the nine months ended September 30, 1996, was partially offset by a decrease in lease termination payments from tenant restructurings. Total operating and interest expenses increased $13,888,000 and $13,676,000 for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. These increases are also attributable primarily to the acquisition of Hughes and were partially offset by the effects of a sale of an unoccupied industrial building in the second quarter of 1996.

Land sales:

Revenues from land sales, excluding sales of land acquired in the purchase of Hughes, decreased $3,630,000 and increased $6,627,000, and related costs and expenses decreased $1,697,000 and increased $3,033,000, for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The decrease in revenues for the three month period is attributable to lower levels of land sales in Columbia, particularly for residential use. The increase in revenues for the nine month period is attributable to higher levels of land sales in Columbia, particularly for commercial use. The changes in related costs and expenses are attributable primarily to changes in the cost of sales.

Revenues from sales of land acquired in the purchase of Hughes were $42,495,000 and $49,670,000, and related costs and expenses were $37,454,000 and $44,295,000, for the three and nine months ended September 30, 1996. The cost of sales for land acquired in the purchase of Hughes for the periods is relatively high as a percentage of revenues as the land sold consists primarily of inventory on which development was completed or in progress at the date of acquisition. Cost of sales for land acquired in the purchase of Hughes is expected to be lower as a percentage of revenues in future periods as the inventory of land on which development was completed or in progress at the date of acquisition is depleted.



Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Development:

These costs consist primarily of additions to the pre-construction reserve and new business costs. The pre-construction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of acquisition and development opportunities. These costs increased and decreased $1,414,000 and $394,000 for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The increase in the three month period is attributable primarily to an increase in additions to the pre-construction reserve due to the Company's more active pursuit of retail center development opportunities. The decrease in the nine month period is due primarily to reduced new business costs as the Company's focus on the acquisition of Hughes deferred evaluation of other opportunities, particularly during the first half of 1996.

Corporate:

Corporate interest costs were $4,380,000 and $3,275,000 for the three months ended September 30, 1996 and 1995, respectively, and $13,620,000 and $10,479,000 for the nine months ended September 30, 1996 and 1995, respectively. Of such amounts, $1,734,000 and $981,000 were capitalized during the three months ended September 30, 1996 and 1995, respectively, and $3,832,000 and $2,642,000 were capitalized during the nine months ended September 30, 1996 and 1995, respectively, on funds invested in development projects. The increases in corporate interest costs are due to higher levels of debt used for corporate purposes.

Gain (loss) on dispositions of assets and other provisions, net

The loss in 1996 relates to provisions for losses on two retail centers the Company has decided to sell ($15,071,000). These provisions were based on the estimated fair values of the properties less costs to sell. These losses were partially offset by a gain from the reversal of a portion (approximately $9,000,000) of the provision for the litigation matter discussed in note 8 to the consolidated financial statements.

The loss in 1995 relates primarily to provisions for losses on several retail centers the Company decided to sell ($16,058,000). These provisions were based on the estimated fair values of the properties less costs to sell. These losses were partially offset by a gain on the disposition of a retail center property ($1,940,000).

Extraordinary losses, net of related income tax benefits

During the nine months ended September 30, 1996 and 1995, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $2,094,000 and $11,314,000, respectively, net of related income tax benefits of $733,000 and $3,960,000, respectively.



Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Financial Condition and Liquidity:

Shareholders' equity increased by $143,361,000 from $42,584,000 at December 31, 1995 to $185,945,000 at September 30, 1996. The increase was due primarily to the value of shares of common stock issued in the acquisition of Hughes ($178,086,000) and net earnings for the nine months ended September 30, 1996, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks. On September 30, 1996 substantially all of the outstanding shares of Series A Preferred stock were converted into 10,582,000 shares of common stock. The conversion had no effect on shareholders' equity.

The Company had cash and cash equivalents and investments in marketable securities totaling $61,453,000 and $97,832,000 at September 30, 1996 and December 31, 1995, respectively, including $3,690,000 and $2,910,000, respectively, held for restricted uses.

The Company has lines of credit for up to $148,120,000 of which $77,620,000 was available at September 30, 1996. These lines of credit may be used to provide corporate liquidity, fund property acquisition and development costs and finance other corporate needs, subject to lenders' approvals. They may also be utilized to pay some portion of existing debt, including maturities in 1996 and 1997. Howard Hughes Properties, Limited Partnership (HHPLP), a wholly-owned by the Company, has a line of credit for up to $100,000,000 of which $4,000,000 was available at September 30, 1996. This line can be used to fund certain development costs. In November, 1996, HHPLP refinanced several office properties that had previously been financed on the credit line and used the proceeds to repay the credit line, restoring availability to $55,000,000. As of September 30, 1996, debt due in one year was $123,097,000. Approximately $63,147,000 of this debt relates to three retail center mortgages due in the second quarter of 1997, and $11,934,000 relates to an office building mortgage due in the third quarter of 1997. The Company expects to refinance these loans or extend their terms at or prior to their scheduled maturities. The Company continues to actively evaluate sources of capital and is confident that it will be able to make these payments, arrange to refinance these maturities prior to their scheduled repayment dates or obtain new sources of capital without necessitating property sales.

Net cash provided by operating activities was $91,064,000 and $69,525,000 for the nine months ended September 30, 1996 and 1995, respectively.
    The factors discussed previously under the operating results of the four major business segments, particularly higher land sales revenues, affected the level of net cash provided by operating activities.

Net cash used in investing activities was $110,685,000 and $64,087,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in net cash used of $46,598,000 was due primarily to the acquisition of Hughes and lower net sales or redemptions of marketable securities.



                                  15
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Financial Information and Liquidity (continued):

Net cash used in financing activities was $17,538,000 and $28,633,000 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in net cash used of $11,095,000 is attributable primarily to the use of lines of credit to fund the acquisition of Hughes and certain project development costs partially offset by increases in dividends, purchases of treasury stock and the use of financing proceeds received in the fourth quarter of 1995 to repay certain higher rate property debt.

Information relating to forward-looking statements:

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) real estate investment risks; (2) development risks;
    (3) illiquidity of real estate investments; (4) dependence on rental income from real property; (5) effect of uninsured loss; (6) lack of geographical diversification; (7) possible environmental liabilities;
    (8) difficulties of compliance with the Americans with Disabilities Act;
    (9) competition; (10) changes in the economic climate; and (11) factors relating to the Hughes acquisition. For a more detailed discussion of these factors, see Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 1995.

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

On May 23, 1994, Defendants appealed this judgment to the Louisiana Court of Appeal, Fourth Circuit. On November 16, 1995, the Louisiana Court of Appeal in a 2 to 1 decision reduced the judgment by $240,000, but otherwise affirmed the damage award to Plaintiff. Defendants subsequently filed a motion for reconsideration with the Louisiana Court of Appeal, which was denied on December 19, 1995, again in a 2 to 1 decision. On January 18, 1996, Defendants filed a petition requesting the Louisiana Supreme Court to consider a further appeal of this judgment. On April 8, 1996, the Louisiana Supreme Court granted Defendants' petition. Subsequently, the parties entered into settlement discussions which culminated in a July 25, 1996 Settlement Agreement which dismissed all claims and counterclaims with prejudice. The Company has satisfied its financial and other obligations under the Settlement Agreement. For additional information about this suit, see note 8 - Contingencies - to the consolidated financial statements.

Part II.  Other Information

Item 2. Changes in Securities.
             None

Item 3. Defaults Upon Senior Securities.
             None

Item 4. Submission of Matters to a Vote of Security Holders.
                  None

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.
        (a)  Exhibits
              Reference is made to the Exhibit Index.
         (b)  Reports on Form 8-K
             None

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ROUSE COMPANY

                                    Principal Financial Officer:



Date: November 14, 1996             By /s/Jeffrey H. Donahue
                                       Jeffrey H. Donahue
                                       Senior Vice President and
                                         Chief Financial Officer

                                    Principal Accounting Officer:


Date: November 14, 1996             By /s/George L. Yungmann
                                       George L. Yungmann
                                       Senior Vice President and
                                         Controller

                               Exhibit Index


Exhibit Number                      Description

      11                            Statement re Computation of per
                                    share earnings (loss)

                      THE ROUSE COMPANY AND SUBSIDIARIES
            Computation of Fully Diluted Earnings (Loss) Per Share
              (Unaudited, in thousands except per share amounts)

                                       Three months         Nine months
                                   ended September 30,  ended September 30,
                                     1996      1995       1996      1995

Earnings (loss) before
  extraordinary losses             $(2,456)  $ 3,169    $10,595   $ 3,939

  Add after-tax interest expense
  applicable to convertible
  subordinated debentures            1,215     1,215      3,644     3,644

  Earnings (loss) before extra-
    ordinary losses, as adjusted    (1,241)    4,384     14,239     7,583

  Extraordinary losses                 (46)     (137)    (1,361)   (7,354)

Net earnings (loss), as adjusted   $(1,287)  $ 4,247    $12,878   $   229

Shares:

  Weighted average number of
    common shares outstanding       57,292    47,868     51,760    47,779

  Assuming conversion of
    convertible Preferred stock      9,395    10,600     10,172    10,600

  Assuming conversion of
    convertible subordinated
    debentures                       4,542     4,542      4,542     4,542

  Assuming exercise of options and
    warrants reduced by the number
    of shares which could have
    been purchased with the
    proceeds from the exercise of
    such options                       800       376        800       376

Weighted average number of shares
  outstanding, as adjusted          72,029    63,386     67,274    63,297

Earnings (loss) per common share
  assuming full dilution:

Earnings (loss) before extra-
 ordinary losses, as adjusted      $  (.02) $    .07    $   .21  $    .12
Extraordinary losses                    --        --       (.02)     (.12)

Net earnings (loss), adjusted      $  (.02) $    .07    $   .19  $     --


This calculation is submitted in accordance with Regulation S-K item 601
(b) (11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.