Form 10-K
period 1996-12-31
ROUSE COMPANY
filed 1997-04-04
CIK 85388

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON MARCH 31, 1997 PURSUANT TO A
                     RULE 201 TEMPORARY HARDSHIP EXEMPTION



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1996
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO 0-1743

                               THE ROUSE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MARYLAND                                52-0735512
 ----------------------------------                -------------------
  (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

      10275 LITTLE PATUXENT PARKWAY
          COLUMBIA, MARYLAND                            21044-3456
 ----------------------------------------               ----------
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

Common Stock (par value 1c per share)                    New York Stock Exchange
-------------------------------------

9 1/4% Cumulative Quarterly Income Preferred Securities  New York Stock Exchange
-------------------------------------------------------

Series B Convertible Preferred Stock
------------------------------------
(par value 1c per share)                                 New York Stock Exchange
------------------------

  Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

  As of March 17, 1997, there were outstanding 66,788,842 shares of the registrant's common stock, par value 1c, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was
                             ----------------------------------------
approximately $1,943,623,000.

                      Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II and IV.

Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 4, 1997 is incorporated by reference into Part III.

                                 PART I
                                 ------

Item 1.  Business.

Item 1(a).  General Development of Business.

  The Rouse Company (the "Company") was incorporated as a business corporation under the laws of the State of Maryland in 1956. Its principal offices are located at The Rouse Company Building, Columbia, Maryland 21044. Its telephone number is (410) 992-6000. The Company, through its subsidiaries and affiliates, is engaged in (i) the ownership, management, acquisition and development of income-producing and other real estate in the United States, including retail centers, office buildings, mixed-use projects, community retail centers and two hotels, and the management of one retail center in Canada, and (ii) the development and sale of land to builders and other developers, primarily around Columbia, Maryland, and Las Vegas, Nevada, for residential, commercial and industrial uses.

DEVELOPMENTS IN 1996

  On June 12, 1996, the Company completed the acquisition, through merger, of The Hughes Corporation and Howard Hughes Properties, Limited Partnership (collectively "Hughes") from the heirs of the late Howard R. Hughes, Jr. and others (the "Hughes Owners"). The Hughes assets include: four large-scale, master-planned business parks (three in Las Vegas and one in Los Angles); a 75 percent partnership interest in an 840,000 square foot regional shopping center, Fashion Show Mall, located on the "Strip" in Las Vegas; a 22,500 acre master-planned, new community development project, Summerlin, which extends from northwest Las Vegas west to the Spring Mountain Range; and a number of other land parcels and commercial buildings in both Nevada and the Los Angeles area.

  The purchase price was approximately $549 million, comprised of   $178 million
    of common stock of the Company (7,742,884 shares valued at $23 per share) and $371 million of debt and other liabilities (net of certain receivables and other current assets acquired) incurred or assumed by the Company. Additional shares of common stock, (or in certain circumstances, Increasing Rate Cumulative Preferred Stock) of the Company may be issued to the Hughes Owners based on the values of certain specified assets at various "termination" dates over a 14-year period and net cash flows generated from the development or sale of those assets prior to the termination dates pursuant to terms of a Contingent Stock Agreement.

Item 1(b).  Financial Information About Industry Segments.

  Information required by Item 1(b) is incorporated herein by reference to note
    11 of the notes to consolidated financial statements included in the 1996 Annual Report to Shareholders.

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

Item 1(c).  Narrative Description of Business.

  Operating Properties:
  --------------------

  As set forth in Item 2, at December 31, 1996, the 58 regional retail centers owned, in whole or in part, or operated by subsidiaries or affiliates of the Company, aggregated 43,721,000 square feet of leasable space, including 25,166,000 square feet owned by or leased to department stores and 147,000 square feet of office space. The activities involved in operating and managing retail centers include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market and consumer research, developing and implementing short- and long-term merchandising and leasing programs, assisting tenants in the presentation of their merchandise and the layout of their stores and storefronts, and maintaining the buildings and common areas.

  In conjunction with other partners or investors, the Company acquires interests in completed retail centers, with the Company having management responsibility and earning incentive fees including, in some instances, equity interests in the centers. The Company also provides management services for centers developed and owned by others under management agreements that also provide for incentive fees and, in some instances, equity interests in the centers. As of December 31, 1996, the Company managed 17 such centers, which are included in the figures in the preceding paragraph and aggregated 12,646,000 square feet of leasable space, 7,117,000 square feet of which was department store space.

  The Howard Research And Development Corporation ("HRD", a wholly- owned subsidiary of the Company) and its subsidiaries own and/or manage 14 office and industrial buildings with 2,432,000 square feet of leasable space, 9 community retail centers with 868,000 square feet of leasable retail space and other properties and additional commercial space, including the 289-room Columbia Inn in Columbia, Maryland.

  The Hughes Corporation ("Hughes", a wholly-owned subsidiary of the Company) and its subsidiaries and affiliates own and/or manage 53 office and industrial buildings with 3,209,000 square feet of leasable space, a community retail center with 36,000 square feet of leasable space and other properties in and around Las Vegas, Nevada and Los Angeles, California.

  Other subsidiaries of the Company own and operate 5 mixed-use projects with a total of 1,301,000 square feet of leasable retail space, 1,858,000 square feet of leasable office space and the 148-room Cross Keys Inn located at The Village of Cross

  Keys in Baltimore, Maryland. Other subsidiaries of the Company own, in whole or in part, 8 office buildings with a total of 1,098,000 square feet of leasable office space. The Company also has a 5% interest in Rouse-Teachers Properties, Inc., which owns 29 office/industrial buildings with 4,608,000 square feet of space and 303 acres of land. A wholly-owned affiliate of the Company is responsible for the operation, management and development of all buildings and land owned by Rouse-Teachers Properties, Inc.

  Development:
  -----------

  The Company renovates and expands existing retail centers and develops suburban and downtown retail centers, mixed-use projects and master-planned business parks, primarily for ownership. In addition, the Company is capable of serving as the master developer for certain mixed-use projects, with the Company generally owning at least the retail component of such projects. The activities involved in the development, renovation and expansion of retail centers, mixed-use projects and master-planned business parks include: initial market and consumer research, evaluating and acquiring land sites, obtaining necessary public approvals, engaging architectural and engineering firms to design the project, estimating development costs, developing and testing pro forma operating statements, selecting a general contractor, arranging construction and permanent financing, identifying and obtaining department stores and other tenants, negotiating lease terms, negotiating partnership and joint venture agreements and promoting new, renovated or expanded retail centers, mixed-use projects and master-planned business parks.

  The Company and certain subsidiaries or affiliates are in the construction or development stage of announced projects, primarily the construction of a new retail center in Orlando, Florida, expansions of existing retail centers and expansions of existing master-planned business parks in Las Vegas, Nevada.

  Land Sales:
  ----------

  HRD is the developing entity of Columbia, Maryland, which is located in the Baltimore-Washington corridor. HRD owns approximately 2,000 developable acres (1,741 saleable acres) of land in and around Columbia, and, through its subsidiaries and affiliates, develops and sells this land to builders and other developers for residential, commercial and industrial uses. Hughes is the developing entity of Summerlin, Nevada, which is located immediately north and west of Las Vegas. Hughes owns approximately 16,500 developable acres(11,500 saleable acres) of land in Summerlin, and develops and sells this land to builders and other developers for residential and commercial uses. The Company may also retain some of this land for its own development purposes. The Company, through its subsidiaries and affiliates, also is presently involved in community development and related land sales elsewhere in Maryland, and is developing for sale parcels of land elsewhere in Nevada and California.

  In all aspects of the Company's business pertaining to the ownership, management, acquisition or development of income-producing and other real estate, the Company operates in highly competitive markets. With respect to the leasing and operation or management of developed properties, each project faces market competition from existing and future developments in its geographical market area. The Company competes with developers and other buyers with respect to the acquisition of development sites or centers and for financing opportunities in the money markets. The Company also faces competition in and around Columbia, Maryland and Las Vegas, Nevada with respect to the development and sale of land for residential, commercial and industrial uses.

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

  The Company and its subsidiaries had 4,287 full-time and part-time employees at December 31, 1996.

Item 2.  Properties.

  The Company leases its headquarters building (approximately 127,000 square feet) in Columbia, Maryland for an initial term of 30 years which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

  Information respecting the Company's operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table on pages 64 through 67 of Exhibit 13 to this Form 10-K. The ownership of virtually all properties is subject to mortgage financing. The table of projects includes retail centers managed by the Company for a fee as identified in notes (c) and (d) to the table. Excluding such managed centers, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of the leases are exercised. The properties subject to such leases in whole or in part are as follows:

                                                             Year of
                                      Nature of            expiration
Property                               interest             of lease
--------                              ---------            -----------

 Arizona Center               Leasehold                   Various dates
                                                          from 2017 to
                                                                   2050

 Augusta Mall                 Leasehold                            2068

 Bayside Marketplace          Leasehold by joint venture           2062

 Columbia Mall, Inc. -
  American City Building      Leasehold and fee                    2000

 Columbia Mall, Inc. -
  Columbia Cinema             Leasehold and fee                    2003

 Columbia Mall, Inc. -
  Exhibit Building            Leasehold and fee                    2012

 Columbia Mall, Inc. -
  Oakland Building            Leasehold                            2062

 Echelon Mall                 Leasehold                            2008

 Faneuil Hall Marketplace     Leasehold                            2074

 First National Bank Plaza    Leasehold                            2013

                                                                Year of
                                  Nature of                   expiration
         Property                  interest                     of lease
         --------                  --------                    ----------
 Franklin Park                 Leasehold and fee by
                               joint venture                      2024

 The Gallery at Market East    Leasehold                          2082

 Governor's Square             Leasehold by joint venture         2054

 Greengate Mall                Leasehold                          2070

 Harborplace                   Leasehold                          2054

 Harundale Mall                Leasehold and fee owned
                               jointly with others                2059

 Highland Mall                 Leasehold and fee by
                               joint venture                      2070

 The Jacksonville Landing      Leasehold                          2057

 Mall St. Matthews             Leasehold                          2053

 Midtown Square                Leasehold                          2055

 Pioneer Place                 Leasehold                          2076

 Plymouth Meeting              Leasehold and fee                  2063

 Riverwalk                     Leasehold by joint venture         2076

 St. Louis Union Station       Leasehold                          2060

 South Street Seaport          Leasehold                          2031

 Tampa Bay Center              Leasehold and fee                  2047

 Westlake Center               Leasehold by joint venture         2043

Item 3.  Legal Proceedings.

  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

Directors and Executive Officers.

The executive officers of the Company as of March 31, 1997 are:

                               Present office and       Date of election      Business or professional
                                position with the       or appointment to    experience during the past
Executive Officer      Age           Company            present office               five years
---------------------  ---  -------------------------   -----------------  -----------------------------

Anthony W. Deering      52  Chairman of the Board,            2/25/97      Chairman of the Board,
                            President and                     2/25/93      President and Chief Executive
                            Chief Executive Officer           2/23/95      Officer of the Company;
                                                                           formerly President and Chief
                                                                           Executive Officer of the
                                                                           Company; President and Chief
                                                                           Operating Officer of the
                                                                           Company; and Executive Vice
                                                                           President - Finance and
                                                                           Administration and Chief
                                                                           Financial Officer of the
                                                                           Company

Jeffrey H. Donahue      50  Senior Vice-President,            9/23/93      Senior Vice-President and
                            Chief Financial Officer           9/23/93      Chief Financial Officer of the
                            and Director of the               8/17/93      Company and Director of the
                            Finance Division                               Finance Division; formerly
                                                                           Vice-President and Treasurer
                                                                           of the Company

John L. Goolsby         55  President and Chief               9/1/88       President and Chief Executive
                            Executive Officer of                           Officer of The Howard Hughes
                            The Howard Hughes                              Corporation
                            Corporation, a wholly
                            owned subsidiary of the
                            Company

Duke S. Kassolis        45  Senior Vice-President             9/23/93      Senior Vice-President and
                            and Director of Office            8/17/93      Director of Office and Mixed-
                            and Mixed-Use Operations                       Use Operations of the Company;
                                                                           formerly Vice-President and
                                                                           Director of Office and
                                                                           Commercial Properties of the
                                                                           Company


                               Present office and       Date of election      Business or professional
                                position with the       or appointment to    experience during the past
Executive Officer      Age           Company            present office               five years
---------------------  ---  -------------------------   -----------------  -----------------------------
Paul I. Latta, Jr.      53  Senior Vice-President             9/23/93      Senior Vice-President and
                            and Director of Retail            8/17/93      Director of Retail Operations
                            Operations                                     of the Company; formerly Vice-
                                                                           President and Associate
                                                                           Division Director, Operating
                                                                           Properties Division of the
                                                                           Company

Douglas A. McGregor     54  Executive Vice-President          8/17/93      Executive Vice-President for
                            for Development and                            Development and Operations of
                            Operations                                     the Company; formerly
                                                                           Executive Vice-President -
                                                                           Development and Director of
                                                                           the Office and Community
                                                                           Development Division of the
                                                                           Company

Robert Minutoli         46  Senior Vice-President             9/23/93      Senior Vice-President and
                            and Director of                   8/17/93      Director of Acquisitions of
                            Acquisitions                                   the Company; formerly Vice-
                                                                           President for Development of
                                                                           the Company

Robert D. Riedy         51  Senior Vice-President             9/23/93      Senior Vice-President and
                            and Director of Retail            8/17/93      Director of Retail Leasing of
                            Leasing                                        the Company; formerly Vice-
                                                                           President for Development of
                                                                           the Company


                               Present office and       Date of election      Business or professional
                                position with the       or appointment to    experience during the past
Executive Officer      Age           Company            present office               five years
---------------------  ---  -------------------------   -----------------  -----------------------------
Alton J. Scavo         50   Senior Vice-President,            9/23/93      Senior Vice-President and
                            Director of the                   8/17/93      Director of the Community
                            Community Development                          Development Division of the
                            Division and General                           Company and General Manager of
                            Manager of Columbia                            Columbia; formerly Vice-
                                                                           President and Associate
                                                                           Director of the Community
                                                                           Development Division of the
                                                                           Company

Jerome D. Smalley      47   Senior Vice-President             9/23/93      Senior Vice-President and
                            and Director of the               8/17/93      Director of the Commercial and
                            Commercial and Office                          Office Development Division of
                            Development Division                           the Company; formerly Vice-
                                                                           President for Development

George L. Yungmann     54   Senior                            9/23/93      Senior Vice-President and
                            Vice-President,                   7/26/72      Controller of the Company and
                            Controller and                    7/26/72      Director of the Controller's
                            Director of the                                Division; formerly Vice-
                            Controller's Division                          President, Controller and
                                                                           Director of the Controller's
                                                                           Division

The term of office of each officer is until election of a successor or otherwise at the pleasure of the Board of Directors.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

Directors and Executive Officers.

The executive officers of the Company as of March 31, 1997 are:

                               Present office and       Date of election      Business or professional
                                position with the       or appointment to    experience during the past
Executive Officer      Age           Company            present office               five years
---------------------  ---  -------------------------   -----------------  -----------------------------

None of the above-listed officers has any family relationship with any director or other executive officer.

                                Part II
                                -------

Item 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters.

        Information required by Item 5 is incorporated herein by reference to page 51 of Exhibit 13.

Item 6. Selected Financial Data.

        Information required by Item 6 is incorporated herein by reference to page 51 of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information required by Item 7 is incorporated herein by reference to pages 52 through 59 of Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

        Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-2.

        Supplementary data required by Item 8 are incorporated herein by reference to page 51 of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                   Part III
                                   --------

The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before April 4, 1997.

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

  (b)  Reports on Form 8-K:

       None.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

                                                                              Page
                                                                           ---------
  Independent Auditors' Report                                             IV-3

  Report of Independent Real Estate Consultants included on page 23 of Exhibit 13 incorporated herein by reference

  Financial Statements:
   The Rouse Company and Subsidiaries included on pages 24 through 50 of Exhibit 13 incorporated herein by reference:
    Consolidated Cost Basis and Current Value Basis
     Balance Sheets at December 31, 1996 and 1995
    Consolidated Cost Basis Statements of Operations
     for the Years Ended December 31, 1996, 1995 and 1994
    Consolidated Cost Basis Statements of Shareholders'
     Equity for the Years Ended December 31, 1996, 1995
     and 1994
    Consolidated Cost Basis Statements of Cash Flows for
     the Years Ended December 31, 1996, 1995 and 1994
    Consolidated Current Value Basis Statements of
     Changes in Revaluation Equity for the Years Ended
     December 31, 1996, 1995 and 1994
    Notes to Consolidated Financial Statements

  Schedules:

   The Rouse Company and Subsidiaries as of December 31,
    1996 or for the years ended December 31, 1996, 1995 and 1994:

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

In our opinion, the consolidated cost basis financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated cost basis financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

Baltimore, Maryland
February 25, 1997

                                                                     Schedule II
                                                                     -----------
                       THE ROUSE COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                  Years ended December 31, 1996, 1995 and 1994

                                                                      Additions
                                                               ------------------------
                                                  Balance at   Charged to   Charged to                 Balance at
                                                  beginning    costs and      other                      end of
        Descriptions                               of year      expenses    accounts     Deductions       year
        ------------                             ----------    ----------   ----------   ----------    ----------
                                                                      (in thousands)
Year ended December 31, 1996:
Allowance for doubtful receivables                 $24,468     $ 3,688      $1,161        $1,164 (1)    $28,153
                                                   =======     =======      =======       ======        =======

Valuation allowance - properties held for sale     $15,589     $25,825      $             $5,743 (2)    $35,671
                                                   =======     =======      =======       ======        =======

Preconstruction reserve                            $15,379     $ 2,700      $    -        $1,762 (3)    $16,317
                                                   =======     =======      =======       ======        =======

Year ended December 31, 1995:
Allowance for doubtful receivables                 $25,124     $ 3,318      $    -        $3,974 (1)    $24,468
                                                   =======     =======      =======       ======        =======

Valuation allowance - properties held for sale     $     -     $15,589      $    -        $    -        $15,589
                                                   =======     =======      =======       ======        =======

 Preconstruction reserve                           $14,109     $ 3,800      $    -        $2,530 (3)    $15,379
                                                   =======     =======      =======       ======        =======

Year ended December 31, 1994:
Allowance for doubtful receivables                 $24,036     $ 5,185      $    -        $4,097 (1)    $25,124
                                                   =======     =======      =======       ======        =======

Valuation allowance - properties held for sale     $     -     $     -      $    -        $   -         $    -
                                                   =======     =======      =======       ======        =======

Preconstruction reserve                            $12,822     $ 3,400      $    -        $2,113 (3)    $14,109
                                                   =======     =======      =======       ======        =======

Notes:

(1)  Balances written off as uncollectible.

(2)  Allowance related to properties sold.

(3)  Costs of unsuccessful projects written off.

                                                                  Schedule III
                                                                  ------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                               Cost capitalized
                                         Initial cost to         subsequent to
                                            Company               acquisition
                                       -------------------  ----------------------
                                                 Buildings
                                                   and                   Carrying
                         Encumbrances            Improve-   Improve-      costs
Description                (note 4)      Land     ments      ments       (note 2)
-----------              ------------  --------  ---------  --------  -------------
                                            (in thousands)
Operating Properties:

Woodbridge Center          $135,835    $26,301   $    --    $117,092   $    --
  Retail Center
  Woodbridge, NJ

South Street Seaport         52,000         --        --     141,248        --
  Retail Center
  New York, NY

Arizona Center              112,464         97        --     138,871        --
  Mixed-use project
  Phoenix, AZ

Fashion Show Mall            76,786     28,908    104,741        833        --
  Retail Center
  Las Vegas, NV

Pioneer Place                97,140         --        --     122,423        --
  Mixed-use project
  Portland, OR

Westlake Center              94,678     10,582        --     101,758        --
  Mixed-use project
  Seattle, WA

The Gallery at              109,095      6,648        --     103,554        --
  Harborplace
  Mixed-use project
  Baltimore, MD

Owings Mills                 61,000     13,408        --      86,841        --
  Retail Center
  Baltimore, MD

Bayside Marketplace          83,850         --        --      98,196        --
  Retail Center
  Miami, FL


                                                                                       Life on
                         Gross amount at which carried                                   which
                             at December 31, 1996         Accumu-                       depre-
                         ------------------------------   lated                         ciation
                                   Buildings              depre-   Date of             in latest
                                      and                ciation   comple-              income
                                    Improve-               and     tion of              state-
                                     ments               amorti-  construc-    Date     ment is
                           Land    (note 3)     Total    zation      tion    acquired   computed
                         --------  ---------  --------  --------  ---------  --------  ----------
                                                        (in thousands)
Operating Properties:

Woodbridge Center         $26,301   $117,092  $143,393  $21,676     03/71       N/A      Note 8
  Retail Center
  Woodbridge, NJ

South Street Seaport           --    141,248   141,248   24,641     07/83       N/A      Note 8
  Retail Center
  New York, NY

Arizona Center                 97    138,871   138,968   22,839     07/83       N/A      Note 8
  Mixed-use project
  Phoenix, AZ

Fashion Show Mall          28,908    105,574   134,482    1,313     03/81      06/96     Note 8
  Retail Center
  Las Vegas, NV

Pioneer Place                  --    122,423   122,423   20,104     03/90       N/A      Note 8
  Mixed-use project
  Portland, OR

Westlake Center            10,582    101,758   112,340   21,779     10/88       N/A      Note 8
  Mixed-use project
  Seattle, WA

The Gallery at              6,648    103,554   110,202   22,330     09/87       N/A      Note 8
  Harborplace
  Mixed-use project
  Baltimore, MD

Owings Mills               13,408     86,841   100,249   10,213     07/86       N/A      Note 8
  Retail Center
  Baltimore, MD

Bayside Marketplace            --     98,196    98,196   16,382     04/87       N/A      Note 8
  Retail Center
  Miami, FL


                                                       -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                             Cost capitalized
                                         Initial cost to       subsequent to
                                            Company             acquisition
                                       -------------------  ------------------
                                                 Buildings
                                                   and                Carrying
                         Encumbrances            Improve-   Improve-    costs
Description                (note 4)      Land     ments      ments    (note 2)
-----------              ------------  --------  ---------  --------  --------
                                                 (in thousands)
Mall St. Matthews              72,797        --         --    94,200        --
 Retail Center
 Louisville, KY

Paramus Park                   70,353    13,475         --    69,177        --
 Retail Center
 Paramus, NJ

White Marsh                    57,576     2,627         --    73,667        --
 Retail Center
 Baltimore, MD

Santa Monica Place                 --     5,088         --    68,079        --
 Retail Center
 Santa Monica, CA

Faneuil Hall Marketplace       54,412        --         --    72,170        --
 Retail Center
 Boston, MA

Cherry Hill Mall               79,780    14,767         --    56,729        --
 Retail Center
 Cherry Hill, NJ

Oakwood Center                 54,576    14,750         --    56,098        --
 Retail Center
 Gretna, LA

Hulen Mall                     65,458     5,064         --    64,712        --
 Retail Center
 Ft. Worth, TX

Riverwalk                      10,433        --         --    69,597        --
 Retail Center
 New Orleans, LA


                                                                                         Life on
                          Gross amount at which carried                                   which
                              at December 31, 1996         Accumu-                       depre-
                          ------------------------------   lated                         ciation
                                     Buildings              depre-   Date of             in latest
                                        and                ciation   comple-              income
                                      Improve-               and     tion of              state-
                                       ments               amorti-  construc-    Date     ment is
                             Land    (note 3)     Total    zation      tion    acquired   computed
                           --------  ---------  --------  --------  ---------  --------  ----------
                           (in thousands)
Mall St. Matthews                --     94,200    94,200    12,751      03/62     N/A       Note 8
 Retail Center
 Louisville, KY

Paramus Park                 13,475     69,177    82,652     6,687      03/74     N/A       Note 8
 Retail Center
 Paramus, NJ

White Marsh                   2,627     73,667    76,294    12,387      08/81     N/A       Note 8
 Retail Center
 Baltimore, MD

Santa Monica Place            5,088     68,079    73,167     8,949      10/80     N/A       Note 8
 Retail Center
 Santa Monica, CA

Faneuil Hall Marketplace         --     72,170    72,170    10,108      08/76     N/A       Note 8
 Retail Center
 Boston, MA

Cherry Hill Mall             14,767     56,729    71,496    16,103      10/61     N/A       Note 8
 Retail Center
 Cherry Hill, NJ

Oakwood Center               14,750     56,098    70,848     6,827      10/82     N/A       Note 8
 Retail Center
 Gretna, LA

Hulen Mall                    5,064     64,712    69,776     9,179      08/77     N/A       Note 8
 Retail Center
 Ft. Worth, TX

Riverwalk                        --     69,597    69,597     9,091      08/86     N/A       Note 8
 Retail Center
 New Orleans, LA

                                                         -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                                Cost capitalized
                                            Initial cost to       subsequent to
                                               Company             acquisition
                                          -------------------  ------------------
                                                    Buildings
                                                      and                Carrying
                            Encumbrances            Improve-   Improve-    costs
Description                   (note 4)      Land     ments      ments    (note 2)
-----------                 ------------  --------  ---------  --------  --------
                                                    (in thousands)
Augusta Mall                      55,366     5,390        --     63,065       --
  Retail Center
  Augusta, GA

St. Louis Union Station               --        --        --     66,987       --
  Retail Center
  St. Louis, MO

Echelon Mall                      61,181     6,160        --     54,234       --
  Retail Center
  Voorhees, NJ

The Mall in Columbia              24,308     4,788        --     46,856       --
  Retail Center
  Columbia, MD

Beachwood Place                   40,671     7,188        --     40,971       --
  Retail Center
  Beachwood, OH

3800 Howard
Hughes Parkway                    40,514     4,109    43,604        427       --
  Office Building
  Las Vegas, NV

Village of Cross Keys                 --     1,100        --     44,619       --
  Mixed-use project
  Baltimore, MD

Blue Cross &
Blue Shield Building I            35,437     1,000        --     44,713       --
  Office Building
  Baltimore, MD

Harborplace                       32,508        --        --     44,806       --
  Retail Center
  Baltimore, MD



                                                                                         Life on
                          Gross amount at which carried                                   which
                              at December 31, 1996         Accumu-                       depre-
                          ------------------------------   lated                         ciation
                                     Buildings              depre-   Date of             in latest
                                        and                ciation   comple-              income
                                      Improve-               and     tion of              state-
                                       ments               amorti-  construc-    Date     ment is
                             Land    (note 3)     Total    zation      tion    acquired   computed
                           --------  ---------  --------- --------  ---------  --------  ----------
                           (in thousands)
Augusta Mall                  5,390     63,065     68,455    5,739    08/78      N/A       Note 8
  Retail Center
  Augusta, GA

St. Louis Union Station          --     66,987     66,987   16,454    08/85      N/A       Note 8
  Retail Center
  St. Louis, MO

Echelon Mall                  6,160     54,234     60,394   10,530    09/70      N/A       Note 8
  Retail Center
  Voorhees, NJ

The Mall in Columbia          4,788     46,856     51,644   10,505    08/71      N/A       Note 8
  Retail Center
  Columbia, MD

Beachwood Place               7,188     40,971     48,159    7,019    08/78      N/A       Note 8
  Retail Center
  Beachwood, OH

3800 Howard
Hughes Parkway                4,109     44,031     48,140      849    11/86     06/96      Note 8
  Office Building
  Las Vegas, NV

Village of Cross Keys         1,100     44,619     45,719   15,501    09/65      N/A       Note 8
  Mixed-use project
  Baltimore, MD

Blue Cross &
Blue Shield Building I        1,000     44,713     45,713    7,840    07/89      N/A       Note 8
  Office Building
  Baltimore, MD

Harborplace                      --     44,806     44,806   10,713    07/80      N/A       Note 8
  Retail Center
  Baltimore, MD

                                      IV-7

                                                         -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                                Cost capitalized
                                            Initial cost to       subsequent to
                                                Company            acquisition
                                          -------------------  ------------------
                                                    Buildings
                                                      and                Carrying
                            Encumbrances            Improve-   Improve-    costs
Description                   (note 4)      Land     ments      ments    (note 2)
-----------                 ------------  --------- ---------  --------  --------
                                                                         (in thousands)

The Jacksonville Landing          15,211         --        --    34,444        --
  Retail Center
  Jacksonville, FL

Tampa Bay Center                  47,281        920        --    30,607        --
  Retail Center
  Tampa, FL

Gateway Commerce Center #20           --      6,200        --    23,497        --
  Industrial Building
  Columbia, MD

North Star                            --        168        --    28,050        --
  Retail Center
  San Antonio, TX

Plymouth Meeting                  14,352        702        --    27,312        --
  Retail Center
  Montgomery County, PA

Exton Square                       8,274      1,408        --    26,490        --
  Retail Center
  Exton, PA

Governor's Square                 27,787         --        --    27,234        --
  Retail Center
  Tallahassee, FL

Alexander &
Alexander Building I              21,639      1,000        --    24,507        --
  Office Building
  Baltimore, MD

Ryland Group Headquarters         21,000        856        --    24,280        --
  Office Building
  Columbia, MD


                                                                                              Life on
                               Gross amount at which carried                                   which
                                   at December 31, 1996         Accumu-                       depre-
                               ------------------------------   lated                         ciation
                                          Buildings             depre-   Date of             in latest
                                            and                ciation   comple-              income
                                          Improve-               and     tion of              state-
                                           ments               amorti-  construc-    Date     ment is
                                 Land    (note 3)     Total    zation      tion    acquired   computed
                              --------  ---------  --------  --------  ---------  --------  ----------
                             (in thousands)
The Jacksonville Landing           --      34,444    34,444    10,127     06/87      N/A       Note 8
  Retail Center
  Jacksonville, FL

Tampa Bay Center                   920     30,607    31,527     9,279     08/79      N/A       Note 8
  Retail Center
  Tampa, FL

Gateway Commerce Center #20      6,200     23,497    29,697     4,509      N/A       08/93     Note 8
  Industrial Building
  Columbia, MD

North Star                         168     28,050    28,218     7,282     09/60       N/A      Note 8
  Retail Center
  San Antonio, TX

Plymouth Meeting                   702     27,312    28,014    11,342     02/66       N/A      Note 8
  Retail Center
  Montgomery County, PA

Exton Square                     1,408     26,490    27,898     8,423     03/73       N/A      Note 8
  Retail Center
  Exton, PA

Governor's Square                   --     27,234    27,234     4,489      08/79      N/A      Note 8
  Retail Center
  Tallahassee, FL

Alexander &
Alexander Building I             1,000     24,507    25,507     5,137      09/87      N/A      Note 8
  Office Building
  Baltimore, MD

Ryland Group Headquarters          856     24,280    25,136     3,689      06/92      N/A      Note 8
  Office Building
  Columbia, MD

                                      IV-8

                                                        Schedule III, continue
                                                        ----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                                Cost capitalized
                                            Initial cost to       subsequent to
                                                Company            acquisition
                                          -------------------  ------------------
                                                    Buildings
                                                      and                Carrying
                            Encumbrances            Improve-   Improve-    costs
Description                   (note 4)      Land     ments      ments    (note 2)
-----------                 ------------  --------  ---------  --------  --------
                                                                         (in thousands)
The Gallery at Market East            --         --        --    23,799        --
  Retail Center
  Philadelphia, PA

3773 Howard
Hughes Parkway                    23,000      1,574    20,485     1,056        --
  Office Building
  Las Vegas, NV

Perimeter Mall                        --         --        --    21,880        --
  Retail Center
  Atlanta, GA

Willowbrook                       33,750        853        --    20,943        --
  Retail Center
  Wayne, NJ

Franklin Park                     24,500        653        --    20,728        --
  Retail Center
  Toledo, OH

Columbia Inn                          --      1,384        --    19,187        --
  Hotel
  Columbia, MD

The Grand Avenue                   8,542         --        --    20,556        --
  Retail Center
  Milwaukee, WI

Mondawmin                          5,795      2,251        --    17,766        --
  Retail Center
  Baltimore, MD

RWD Building                      11,456      2,596        --    16,385        --
  Office Building
  Columbia, MD


                                                                                              Life on
                               Gross amount at which carried                                   which
                                   at December 31, 1996         Accumu-                       depre-
                               ------------------------------   lated                         ciation
                                          Buildings             depre-   Date of             in latest
                                            and                ciation   comple-              income
                                          Improve-               and     tion of              state-
                                           ments               amorti-  construc-    Date     ment is
                                 Land    (note 3)     Total    zation      tion    acquired   computed
                              --------  ---------  --------  --------  ---------  --------  ----------
                             (in thousands)
The Gallery at Market East          --     23,799    23,799     6,579    08/77       N/A       Note 8
  Retail Center
  Philadelphia, PA

3773 Howard
Hughes Parkway                   1,574     21,541    23,115       274    11/95      06/96      Note 8
  Office Building
  Las Vegas, NV

Perimeter Mall                      --     21,880    21,880     5,861    08/71       N/A       Note 8
  Retail Center
  Atlanta, GA

Willowbrook                        853     20,943    21,796     7,800    09/69       N/A       Note 8
  Retail Center
  Wayne, NJ

Franklin Park                      653     20,728    21,381     4,677    07/71       N/A       Note 8
  Retail Center
  Toledo, OH

Columbia Inn                     1,384     19,187    20,571     6,799    06/72       N/A       Note 8
  Hotel
  Columbia, MD

The Grand Avenue                    --     20,556    20,556     9,329    08/82       N/A       Note 8
  Retail Center
  Milwaukee, WI

Mondawmin                        2,251     17,766    20,017     6,121    01/78       N/A       Note 8
  Retail Center
  Baltimore, MD

RWD Building                     2,596     16,385    18,981     5,578    07/86       N/A       Note 8
  Office Building
  Columbia, MD

                                                -----------------------


                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                                Cost capitalized
                                            Initial cost to       subsequent to
                                                Company            acquisition
                                          -------------------  ------------------
                                                    Buildings
                                                      and                Carrying
                            Encumbrances            Improve-   Improve-    costs
Description                   (note 4)      Land     ments      ments    (note 2)
-----------                 ------------  --------  ---------  --------  --------
                                                                         (in thousands)
Blue Cross &
Blue Shield Building II           12,926      1,000        --    16,559        --
  Office Building
  Baltimore, MD

Alexander &
Alexander Building II             12,278        650        --    16,683        --
  Office Building
  Baltimore, MD

Highland Mall                      6,634         13        --    16,932        --
  Retail Center
  Austin, TX

3753/3763 Howard
Hughes Parkway                    11,431      4,064    12,707        25        --
  Office Building
  Las Vegas, NV

Parkside                          11,863        463        --    15,196        --
  Office Building
  Columbia, MD

Gateway Commerce Center #2            --      1,947        --    12,379        --
  Industrial Building
  Columbia, MD

Midtown Square                        --         --        --    14,226        --
  Retail Center
  Charlotte, NC

3930 Howard
Hughes Parkway                     7,950      2,809    10,192         4        --
  Office Building
  Las Vegas, NV

                                                                                              Life on
                               Gross amount at which carried                                   which
                                   at December 31, 1996         Accumu-                       depre-
                               ------------------------------   lated                         ciation
                                          Buildings             depre-   Date of             in latest
                                            and                ciation   comple-              income
                                          Improve-               and     tion of              state-
                                           ments               amorti-  construc-    Date     ment is
                                Land    (note 3)     Total    zation      tion    acquired   computed
                              --------  ---------  --------  --------  ---------  --------  ----------
                             (in thousands)
Blue Cross &                     1,000     16,559    17,559     2,517     08/90      N/A       Note 8
Blue Shield Building II
  Office Building
  Baltimore, MD

Alexander &                        650     16,683    17,333     5,106     11/88      N/A       Note 8
Alexander Building II
  Office Building
  Baltimore, MD
                                    13     16,932    16,945     5,096     08/71      N/A       Note 8
Highland Mall
  Retail Center
  Austin, TX

3753/3763 Howard                 4,064     12,732    16,796       211     10/91      06/96     Note 8
Hughes Parkway
  Office Building
  Las Vegas, NV
                                   463     15,196    15,659     3,052     11/89      N/A       Note 8
Parkside
  Office Building
  Columbia, MD
                                 1,947     12,379    14,326     2,113     N/A        08/93     Note 8
Gateway Commerce Center #2
  Industrial Building
  Columbia, MD
                                    --     14,226    14,226     9,658     10/59      N/A       Note 8
Midtown Square
  Retail Center
  Charlotte, NC

3930 Howard                      2,809     10,196    13,005       261     12/94      06/96     Note 8
Hughes Parkway
  Office Building
  Las Vegas, NV

                                       IV-10

                                                       -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996


                                                                Cost capitalized
                                            Initial cost to       subsequent to
                                                Company            acquisition
                                          -------------------  ------------------
                                                    Buildings
                                                      and                Carrying
                            Encumbrances            Improve-   Improve-    costs
Description                   (note 4)      Land     ments      ments    (note 2)
-----------                 ------------  --------- ---------  --------  --------
                                                                         (in thousand)
30 Corporate Center                8,592      1,160        --    11,578       --
  Office Building
  Columbia, MD

6601 Center Drive West            11,675        646    11,354        41       --
  Office Building
  Los Angeles, CA

Amdahl Building                    3,573        927        --    10,374       --
  Office Building
  Columbia, MD

Hickory Ridge
Village Center                     9,341        907        --    10,200       --
  Village Center
  Columbia, MD

American City Building                --         --        --    10,858       --
  Office Building
  Columbia, MD

Dorsey Search
Village Center                    10,230        911        --     9,893       --
  Village Center
  Columbia, MD

Montgomery Ward                    6,440        695     8,257        23       --
  Office/Industrial
   Building
  Las Vegas, NV

10 Corporate Center                   --        753        --     8,167       --
  Office Building
  Columbia, MD


                                                                                              Life on
                               Gross amount at which carried                                   which
                                   at December 31, 1996         Accumu-                       depre-
                               ------------------------------   lated                         ciation
                                          Buildings             depre-   Date of             in latest
                                            and                ciation   comple-              income
                                          Improve-               and     tion of              state-
                                           ments               amorti-  construc-    Date     ment is
                                 Land    (note 3)     Total    zation      tion    acquired   computed
                              --------  ---------  --------  --------  ---------  --------  ----------
                             (in thousands)
30 Corporate Center              1,160     11,578    12,738     4,089     04/86       N/A       Note 8
  Office Building
  Columbia, MD

6601 Center Drive West             646     11,395    12,041       187     12/91      06/96      Note 8
  Office Building
  Los Angeles, CA

Amdahl Building                    927     10,374    11,301     4,171     06/81       N/A       Note 8
  Office Building
  Columbia, MD

Hickory Ridge
Village Center                     907     10,200    11,107     1,358     06/92       N/A       Note 8
  Village Center
  Columbia, MD

American City Building              --     10,858    10,858     8,222     03/69       N/A       Note 8
  Office Building
  Columbia, MD

Dorsey Search
Village Center                     911      9,893    10,804     2,031     09/89       N/A       Note 8
  Village Center
  Columbia, MD

Montgomery Ward                    695      8,280     8,975       123     10/95      06/96      Note 8
  Office/Industrial
   Building
  Las Vegas, NV

10 Corporate Center                753      8,167     8,920     3,422     09/81       N/A       Note 8
  Office Building
  Columbia, MD

                                                         -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996


                                                                Cost capitalized
                                            Initial cost to       subsequent to
                                                Company            acquisition
                                          -------------------  ------------------
                                                    Buildings
                                                      and                Carrying
                            Encumbrances            Improve-   Improve-    costs
Description                   (note 4)      Land     ments      ments    (note 2)
-----------                 ------------  --------  ---------  --------  --------
                                            (in thousands)
Crossing Business
Center Phase I                   8,073    1,221      7,322         28        --
  Office Building
  Las Vegas, NV

King's Contrivance
Village Center                      --    1,072         --      7,433        --
  Village Center
  Columbia, MD

3770 Howard
Hughes Parkway                   5,750      659      7,633        147        --
  Office Building
  Las Vegas, NV

Metro Plaza                        920      202          -      8,014        --
  Retail Center
  Baltimore, MD

Wilde Lake
Village Center                      --    1,486         --      6,116        --
  Village Center
  Columbia, MD

Plaza East                       4,990    1,040      6,053          1        --
  Office Building
  Las Vegas, NV

Crossing Business
Center Phase II                  5,780      332      6,750       (186)       --
  Office Building
  Las Vegas, NV

First National Bank Plaza        5,410       --         --      6,330        --
  Office Building
  Mt. Prospect, IL




                                                                                              Life on
                               Gross amount at which carried                                   which
                                   at December 31, 1996         Accumu-                       depre-
                               ------------------------------   lated                         ciation
                                          Buildings             depre-   Date of             in latest
                                            and                ciation   comple-              income
                                          Improve-               and     tion of              state-
                                           ments               amorti-  construc-    Date     ment is
                                 Land    (note 3)     Total    zation      tion    acquired   computed
                              --------  ---------  --------  --------  ---------  --------  ----------
                                                         (in thousands)
Crossing Business
Center Phase I                   1,221      7,350     8,571       112    12/94      06/96    Note 8
  Office Building
  Las Vegas, NV

King's Contrivance
Village Center                   1,072      7,433     8,505     2,344    06/86       N/A     Note 8
  Village Center
  Columbia, MD

3770 Howard
Hughes Parkway                     659      7,780     8,439       173    10/90      06/96    Note 8
  Office Building
  Las Vegas, NV

Metro Plaza                        202      8,014     8,216     3,179      N/A      12/82    Note 8
  Retail Center
  Baltimore, MD

Wilde Lake
Village Center                   1,486      6,116     7,602     2,871    07/67        N/A    Note 8
  Village Center
  Columbia, MD

Plaza East                       1,040      6,054     7,094        94    12/93      06/96    Note 8
  Office Building
  Las Vegas, NV

Crossing Business
Center Phase II                    332      6,564     6,896        98    12/95      06/96    Note 8
  Office Building
  Las Vegas, NV

First National Bank Plaza           --      6,330     6,330     1,594    07/81        N/A    Note 8
  Office Building
  Mt. Prospect, IL


                                                       -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                                Cost capitalized
                                            Initial cost to       subsequent to
                                                Company            acquisition
                                          -------------------  ------------------
                                                    Buildings
                                                      and                Carrying
                            Encumbrances            Improve-   Improve-    costs
Description                   (note 4)      Land     ments      ments    (note 2)
-----------                 ------------  --------  ---------  --------  --------
                                                                         (in thousands)
Crossing Business
Center Phase III                   8,810    1,913       --        4,374       --
  Office Building
  Las Vegas, NV

980 Kelly Johnson Drive            3,483      874    5,120           --       --
  Office/Industrial
   Building
  Las Vegas, NV

420 Pilot Road                        --    1,098       --        4,845       --
  Office/Industrial
   Building
  Las Vegas, NV

Joseph Square
Village Center                    4,878       546       --        5,345       --
  Village Center
  Columbia, MD

975 Kelly Johnson Drive           4,475       389    5,360           --       --
  Office/Industrial
   Building
  Las Vegas, NV

6590 Bermuda Road                 2,583     1,562    3,970           --       --
  Office/Industrial
   Building
  Las Vegas, NV

950 Pilot Road                    2,079       883    4,608           --       --
  Office/Industrial
   Building
  Las Vegas, NV

Raytheon Building                    --       344    4,977           --       --
  Office/Industrial
   Building
  Las Vegas, NV

Plaza West                        4,662       174    4,792           --       --
  Office Building
  Las Vegas, NV

                                                                                              Life on
                               Gross amount at which carried                                   which
                                   at December 31, 1996         Accumu-                       depre-
                               ------------------------------   lated                         ciation
                                          Buildings             depre-   Date of             in latest
                                            and                ciation   comple-              income
                                          Improve-               and     tion of              state-
                                           ments               amorti-  construc-    Date     ment is
                                 Land    (note 3)     Total    zation      tion    acquired   computed
                              --------  ---------  --------  --------  ---------  --------  ----------
                             (in thousands)
Crossing Business
Center Phase III                 1,913      4,374     6,287        62     09/96     06/96      Note 8
  Office Building
  Las Vegas, NV

980 Kelly Johnson Drive            874      5,120     5,994        83     05/92     06/96      Note 8
  Office/Industrial Building
  Las Vegas, NV

420 Pilot Road
  Office/Industrial Building     1,098      4,845     5,943        51     09/96     06/96      Note 8
  Las Vegas, NV

Joseph Square
Village Center                     546      5,345     5,891     2,320     09/71       N/A      Note 8
  Village Center
  Columbia, MD

975 Kelly Johnson Drive
  Office/Industrial Building       389      5,360     5,749        91    11/90       06/96     Note 8
  Las Vegas, NV

6590 Bermuda Road                1,562      3,970     5,532        68    08/90       06/96     Note 8
  Office/Industrial Building
  Las Vegas, NV

950 Pilot Road                     883      4,608     5,491        79    09/90       06/96     Note 8
  Office/Industrial
   Building
  Las Vegas, NV

Raytheon Building                  344      4,977     5,321        80    11/92       06/96     Note 8
  Office/Industrial Building
  Las Vegas, NV

Plaza West                         174      4,792     4,966        68    11/95       06/96     Note 8
  Office Building
  Las Vegas, NV

                                                        -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                             Cost capitalized
                                         Initial cost to       subsequent to
                                            Company             acquisition
                                       -------------------  ------------------
                                                 Buildings
                                                   and                Carrying
                         Encumbrances            Improve-   Improve-    costs
Description                (note 4)      Land     ments      ments    (note 2)
-----------              -------------  -------- --------- --------- ---------
                                                                      (in thousands)
Investments in
unconsolidated real
estate ventures                 21,811       --   32,713     49,044        --

Receivables under
finance leases                   3,470       --       --     94,876        --

Other properties and
related investments
less than 5% of total          162,254   21,488   57,379     82,567        --
                             ---------  -------  -------  ---------   -------

Total Operating
Properties                   2,203,166  244,243  358,017  2,772,716        --
                             ---------  -------  -------  ---------   -------

                                                                                       Life on
                         Gross amount at which carried                                   which
                             at December 31, 1996         Accumu-                       depre-
                         ------------------------------   lated                         ciation
                                   Buildings              depre-   Date of             in latest
                                      and                ciation   comple-              income
                                    Improve-               and     tion of              state-
                                     ments               amorti-  construc-    Date     ment is
                           Land    (note 3)     Total    zation      tion    acquired   computed
                         --------  ---------  --------  --------  ---------  --------  ----------
                    (in thousands)

Investments in                --     81,757     81,757       --     Various   Various      N/A
unconsolidated real
estate ventures

Receivables under             --     94,876     94,876       --     Various   Various      N/A
finance leases

Other properties and      21,488    139,946    161,434   31,413
related investments      -------  ---------  ---------  -------
less than 5% of total

                         244,243  3,130,733  3,374,976  552,201
Total Operating          -------  ---------  ---------  -------
Properties


                                                         -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                                      Cost capitalized
                                                  Initial cost to       subsequent to
                                                     Company             acquisition
                                                -------------------  ------------------
                                                          Buildings
                                                            and                Carrying
                                  Encumbrances            Improve-   Improve-    costs
Description                         (note 4)      Land     ments      ments    (note 2)
-----------                       ------------  --------  ---------  --------  --------
                                                                      (in thousands)
Properties in Development:

Beachwood Place Expansion               35,002   1,149          --     41,545       --
  Expansion of retail center
  Beachwood, OH

Various Office Park Expansions              --  18,507          --     21,402       --
  Las Vegas, NV

Orlando                                     --   2,355          --     17,952       --
  Retail Center under development
  Orlando, FL

Arizona Center                              --      --          --     16,184       --
  Developed/developable land
  under master lease
  Phoenix, AZ

Canyon Center                               --   2,104          --      7,296       --
  Office Building under development
  Las Vegas, NV

White Marsh Expansion                       --   3,373          --      5,519       --
  Repositioning of department stores
  Baltimore, MD

Willowbrook Expansion                       --      --          --      7,122       --
  Repositioning of department stores
  Wayne, NJ

Plymouth Meeting Mall Expansion             --      --          --      5,046       --
  Expansion of retail Center
  Montgomery County, PA

                                                                                                         Life on
                                           Gross amount at which carried                                   which
                                               at December 31, 1996         Accumu-                       depre-
                                           ------------------------------   lated                         ciation
                                                     Buildings              depre-   Date of             in latest
                                                        and                ciation   comple-              income
                                                      Improve-               and     tion of              state-
                                                       ments               amorti-  construc-    Date     ment is
                                             Land    (note 3)     Total    zation      tion    acquired   computed
                                           --------  ---------  --------  --------  ---------  --------  ----------
                                      (in thousands)



Properties in Development:

Beachwood Place Expansion                    1,149     41,545    42,694      --        N/A        N/A        N/A
  Expansion of Retail Center
  Beachwood, OH

Various Office Park Expansions              18,507     21,402    39,909      --        N/A       06/96       N/A
  Las Vegas, NV

Orlando                                      2,355     17,952    20,307      --        N/A        N/A        N/A
  Retail Center under development
  Orlando, FL

Arizona Center                                  --     16,184    16,184      N/A       N/A        N/A        N/A
  Developed/developable land
  under master lease
  Phoenix, AZ

Canyon Center                                2,104      7,296     9,400      --        N/A       06/96       N/A
  Office Building under development
  Las Vegas, NV

White Marsh Expansion                        3,373      5,519     8,892      --        N/A       08/95       N/A
  Repositioning of department stores
  Baltimore, MD

Willowbrook Expansion                           --      7,122     7,122      --        N/A        N/A        N/A
  Repositioning of department stores
  Wayne, NJ

Plymouth Meeting Mall Expansion                 --      5,046     5,046      --        N/A        N/A        N/A
  Expansion of Retail Center
  Montgomery County, PA

                                                        -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                                     Cost capitalized
                                                 Initial cost to       subsequent to
                                                    Company             acquisition
                                               -------------------  ------------------
                                                         Buildings
                                                           and                Carrying
                                 Encumbrances            Improve-   Improve-    costs
Description                        (note 4)      Land     ments      ments    (note 2)
-----------                      ------------  --------  ---------  --------  --------
                                                                      (in thousands)
Preconstruction costs -
  Various projects                     --          --         --     22,158       --

Preconstruction reserve                --          --         --    (16,317)      --

Other projects,
  less than 5% of total                --      13,544         --      7,121       --
                                   ------      ------     ------    -------    -----

Total Properties
  in Development                   35,002      41,032         --    135,028       --
                                   ------      ------     ------    -------    -----

Properties held for sale:

Salem Mall                         36,097       1,285         --     20,617       --
  Retail Center
  Dayton, OH

Northwest Mall                     22,839       6,649         --     12,339       --
  Retail Center
  Houston, TX

Almeda Mall                            --       4,641         --     14,145       --
  Retail Center
  Houston, TX

Other properties held for sale,
less than 5% of total               6,587       1,453         --     11,951       --
                                   ------      ------     ------    -------    -----

Total properties held for sale     65,523      14,028         --     59,052       --
                                   ------      ------     ------    -------    -----

                                                                                                    Life on
                                      Gross amount at which carried                                   which
                                          at December 31, 1996         Accumu-                       depre-
                                      ------------------------------   lated                         ciation
                                                Buildings              depre-   Date of             in latest
                                                   and                ciation   comple-              income
                                                 Improve-               and     tion of              state-
                                                  ments               amorti-  construc-    Date     ment is
                                        Land    (note 3)     Total    zation      tion    acquired   computed
                                      --------  ---------  --------  --------  ---------  --------  ----------
                                (in thousands)


Preconstruction costs -
  Various projects                      --        22,158    22,158      N/A        N/A        N/A       N/A

Preconstruction reserve                 --       (16,317)  (16,317)     N/A        N/A        N/A       N/A

Other projects,
  less than 5% of total             13,544         7,121    20,665      N/A        N/A        N/A       N/A
                                    ------       -------   -------

Total Properties
  in Development                    41,032       135,028   176,060
                                    ------       -------   -------

Properties held for sale:

Salem Mall                           1,285        20,617    21,902      --         10/66      N/A       Note 8
  Retail Center
  Dayton, OH

Northwest Mall                       6,649        12,339    18,988      --         10/68      N/A       Note 8
  Retail Center
  Houston, TX

Almeda Mall                          4,641        14,145    18,786      --         10/68      N/A       Note 8
  Retail Center
  Houston, TX

Other properties held for sale,
less than 5% of total                1,453        11,951    13,404
                                    ------       -------   -------

Total properties held for sale      14,028        59,052    73,080
                                    ------       -------   -------

                                                         -----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1996

                                                                       Cost capitalized
                                                   Initial cost to       subsequent to
                                                       Company            acquisition
                                                 -------------------  ------------------
                                                           Buildings
                                                             and                Carrying
                                   Encumbrances            Improve-   Improve-    costs
Description                          (note 4)      Land     ments      ments    (note 2)
-----------                        ------------  --------  ---------  --------  --------
                                                                                (in thousands)
Land held for development and sale:

Columbia                                12,550   53,000         --      56,449       --
  Land in various stages
  of development
  Columbia, MD

Summerlin                                   --   89,076         --          --       --
  Land in various stages of
  development
  Las Vegas, NV

Canyon Springs                              --   16,000         --       8,716       --
  Land held for development
  Riverside County, CA

Nevada Investment Land                      --   20,631         --          --       --

Other properties,
  less than 5% of total                     --      245         --          --       --
                                    ---------- --------   --------  ----------  -------

Total land held for
  development and sale                  12,550  178,952         --      65,165       --
                                    ---------- --------   --------  ----------  -------
Total Property                      $2,316,241 $478,255   $358,017  $3,031,961  $    --
                                    ========== ========   ========  ==========  =======

                                                                                                     Life on
                                       Gross amount at which carried                                   which
                                           at December 31, 1996         Accumu-                       depre-
                                       ------------------------------   lated                         ciation
                                                 Buildings              depre-   Date of             in latest
                                                    and                ciation   comple-              income
                                                  Improve-               and     tion of              state-
                                                   ments               amorti-  construc-    Date     ment is
                                         Land    (note 3)     Total    zation      tion    acquired   computed
                                       --------  ---------  --------  --------  ---------  --------  ----------
                                (in thousands)


Land held for development and sale:

Columbia                              109,449         --    109,449      N/A        N/A      09/85        N/A
  Land in various stages
  of development
  Columbia, MD

Summerlin                              89,076         --     89,076      N/A        N/A      06/96        N/A
  Land in various stages of
  development
  Las Vegas, NV

Canyon Springs                         24,716         --     24,716      N/A        N/A      07/89        N/A
  Land held for development
  Riverside County, CA

Nevada Investment Land                 20,631         --     20,631      N/A        N/A      06/96        N/A

Other properties,
  less than 5% of total                   245         --        245      N/A        N/A     Various       N/A
                                     -------- ---------- ---------- --------

Total land held for
  development and sale                244,177         --    244,117      N/A
                                     -------- ---------- ---------- --------
Total Property                       $543,420 $3,324,813 $3,868,233 $552,201
                                     ======== ========== ========== ========

                                    IV-17

                                                         -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (Note 1)

                               December 31, 1996

Notes:

  (1) Reference is made to notes 2, 3, 4, 5, 9, 12, 13 and 16 to the consolidated financial statements. Land was generally acquired one to three years before completion of construction.

  (2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

  (3) Buildings and improvements include deferred costs of $113,904,000 at December 31, 1996.

  (4) Encumbrances on office buildings are included in operating property encumbrances.

  (5) The changes in total cost of properties for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                  1996         1995          1994
                                               -----------  -----------  ------------
 Balance at beginning of year                  $3,219,277   $3,144,015    $3,010,195
 Additions, at cost                               158,205       73,155        88,259
 Cost of properties acquired                      613,100       78,605        93,705
 Additions to land held for
  development and sale                             48,474       16,091        16,270
 Cost of land sales                               (57,204)     (14,214)      (15,804)
 Retirements, sales and other
  dispositions                                    (85,167)     (75,787)      (30,049)
 Additions to preconstruction reserve              (2,700)      (3,800)       (3,400)
 Receivables under finance leases, net              3,088          224          (632)
 Investments in unconsolidated real
  estate ventures, net                             (3,015)      16,577       (12,317)
 Provision for loss on operating properties       (25,825)     (15,589)       (2,212)
                                               ----------   ----------    ----------
 Balance at end of year                        $3,868,233   $3,219,277    $3,144,015
                                               ==========   ==========    ==========

In 1996, non-cash consideration of $34,610,000 in the form of purchase money loans and debt assumed was given in acquisitions of properties.

                                                         -----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (Note 1)

                               December 31, 1996


Notes, continued:


 (6) The changes in accumulated depreciation and amortization for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                        1996        1995        1994
                                     ----------  ----------  ----------

Balance at beginning of year          $519,319    $490,158    $429,070
Depreciation and amortization
 charged to operations                  79,990      73,062      74,186
Retirements, sales and other, net      (47,108)    (43,901)    (13,098)
                                      --------    --------    --------
Balance at end of year                $552,201    $519,319    $490,158
                                      ========    ========    ========

 (7) The aggregate cost of properties for Federal income tax purposes is approximately $3,834,130,000 at December 31, 1996.

 (8) Reference is made to note 2(c) to the consolidated financial statements for information related to depreciation.

 (9) Reference is made to note 13 to the consolidated financial statements for information related to provisions for losses on real estate assets.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 The Rouse Company



 By:   /s/Anthony W. Deering
      -------------------------------------
     Anthony W. Deering                               March 31, 1997
     Chairman of the Board, President
       and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Principal Executive Officer:



   /s/Anthony W. Deering
  -------------------------------------
 Anthony W. Deering                                   March 31, 1997
 Chairman of the Board, President
   and Chief Executive Officer


 Principal Financial Officer:



     /s/Jeffrey H. Donahue
   -------------------------------------
 Jeffrey H. Donahue                                   March 31, 1997
 Senior Vice President and
  Chief Financial Officer


 Principal Accounting Officer:



     /s/George L. Yungmann
   -------------------------------------
 George L. Yungmann                                   March 31, 1997
 Senior Vice President and Controller

 Board of Directors:

    David H. Benson, Jeremiah E. Casey, Anthony W. Deering, Rohit M. Desai, Mathias J. DeVito, Juanita T. James, William R. Lummis, Thomas J. McHugh, Hanne
 M. Merriman, Roger W. Schipke, Alexander B. Trowbridge and Gerard J. M. Vlak.


 By:    /s/Anthony W. Deering
      -------------------------------
      Anthony W. Deering                              March 31, 1997
      For Himself and as
      Attorney-in-fact for
      the above-named persons

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------



The Board of Directors
The Rouse Company:


  We consent to the incorporation by reference in the Registration Statements of The Rouse Company on Form S-8 (Registration Nos. 2-83612, 33-56231, 33-56233 and 33-56235), Form S-3 (Registration Nos. 2-78898, 2-95596, 33-52458, 33-57347, 33-
57707 and 333-20781) and Form S-4 (Registration No. 333-1693) of our report dated February 25, 1997, relating to the consolidated financial statements and related schedules of The Rouse Company and subsidiaries as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, which report appears in the Annual Report on Form 10-K of The Rouse Company for the year ended December 31, 1996.



                                      KPMG PEAT MARWICK LLP



Baltimore, Maryland
March 31, 1997

                 CONSENT OF INDEPENDENT REAL ESTATE CONSULTANTS
                 ----------------------------------------------



The Board of Directors
The Rouse Company:

         We consent to the incorporation by reference in the Registration Statements of The Rouse Company (the "Company") on Form S-8 (Registration Nos. 2-83612, 33-56231, 33-56233 and 33-56235), Form S-3 (Registration Nos. 2-78898,
2-95596, 33-52458, 33-57347, 33-57707 and 333-20781) and Form S-4 (Registration
No. 333-1693) of our report dated February 25, 1997 on our concurrence with the Company's estimates of the total current value of its equity and other interests in certain real property owned and/or managed by the Company and its subsidiaries as of December 31, 1996 and 1995, which report appears in the Annual Report on Form 10-K of the Company for the year ended December 31, 1996.

                                      LANDAUER ASSOCIATES, INC.



                                      Deborah A. Jackson
                                      Senior Vice President
                                      Director of Retail Valuation



New York, New York
March 31, 1997

                                 Exhibit Index



Exhibit No.
-----------

     3          Articles of Incorporation and Bylaws

    10          Material Contracts

    11          Statement re computation of per share earnings

    12.1        Ratio of earnings to fixed charges

    12.2 Ratio of earnings to combined fixed charges and Preferred stock dividend requirements

    13          Annual report to security holders

    21          Subsidiaries of the Registrant

    24          Power of Attorney

    27          Financial Data Schedule

    99          Additional Exhibits:

    99.1        Form 11-K Annual Report of The Rouse Company
                Savings Plan for the year ended December 31, 1996

    99.2        Factors affecting future operating results