Form 10-Q
period 1997-03-31
ROUSE COMPANY
filed 1997-05-14
CIK 85388

Form 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1997

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

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of May 9, 1997:

Common Stock, $0.01 par value                           66,795,842
       Title of Class                                 Number of Shares





Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
                  Three Months Ended March 31, 1997 and 1996
           (Unaudited, in thousands except per share amounts, note 1)

                                                          Three months
                                                         ended March 31,
                                                        1997        1996

Revenues:
  Operating properties:
    Retail centers                                    $119,563    $118,790
    Office, mixed-use and other                         52,795      35,868
                                                       172,358     154,658
  Land sales                                            37,594      17,661
  Corporate interest income                              1,089         829
                                                       211,041     173,148

Operating expenses, exclusive of
provision for bad debts, depreciation
and amortization:
  Operating properties:
    Retail centers                                      59,840      60,882
    Office, mixed-use and other                         26,617      17,267
                                                        86,457      78,149
  Land sales                                            27,876       9,444
  Development                                            1,123       1,215
  Corporate                                              3,293       2,026
                                                       118,749      90,834


Interest expense:
  Operating properties:
    Retail centers                                      31,658      31,232
    Office, mixed-use and other                         20,572      17,071
                                                        52,230      48,303
  Land sales                                               931         250
  Development                                               --          75
  Corporate                                              1,161       3,623
                                                        54,322      52,251

Provision for bad debts                                    897         621

Depreciation and amortization                           20,785      18,284

                                                       194,753     161,990







The accompanying notes are an integral part of these statements.

                                     1

Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Operations, continued
                  Three Months Ended March 31, 1997 and 1996
           (Unaudited, in thousands except per share amounts, note 1)

                                                          Three months
                                                         ended March 31,
                                                         1997       1996

Earnings before income taxes and
  extraordinary losses                                $ 16,288   $ 11,158

Income taxes
  Current - primarily state                                155        179
  Deferred                                               7,723      4,236
                                                         7,878      4,415

Earnings before extraordinary losses                     8,410      6,743

Extraordinary losses from early extinguishments
  of debt, net of related income tax benefits
  (note 5)                                              (2,129)    (1,315)

Net earnings                                          $  6,281   $  5,428

Net earnings applicable
  to common shareholders                              $  5,081   $  1,768

EARNINGS PER SHARE OF COMMON STOCK AFTER
  DIVIDENDS ON PREFERRED STOCK:

Earnings before extraordinary losses                  $    .11   $    .06
Extraordinary losses                                      (.03)      (.02)
                                                      $    .08   $    .04


DIVIDENDS PER SHARE:
  Common stock                                        $    .25   $    .22
  Preferred stock                                     $    .30   $    .81













The accompanying notes are an integral part of these statements.

                                     2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     March 31, 1997 and December 31, 1996
                       (Unaudited, in thousands, note 1)

                                                    March 31,  December 31,
                                                      1997         1996

Assets:
  Property (note 2):
    Operating properties:
      Property and deferred costs
        of projects                                $3,416,465   $3,374,976
      Less accumulated depreciation
        and amortization                              571,153      552,201
                                                    2,845,312    2,822,775

    Properties in development                         209,303      176,060
    Properties held for sale                           72,839       73,080
    Investment land and land held for
      development and sale                            245,009      244,117

      Total property                                3,372,463    3,316,032

  Prepaid expenses, deferred charges
    and other assets                                  178,952      187,689

  Accounts and notes receivable                        82,118       92,369

  Investments in marketable securities                  3,895        3,596

  Cash and cash equivalents                           118,978       43,766

    Total                                          $3,756,406   $3,643,452



















The accompanying notes are an integral part of these statements.

                                     3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued
                     March 31, 1997 and December 31, 1996
                       (Unaudited, in thousands, note 1)

                                                    March 31, December 31,
                                                      1997        1996

Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment               $2,259,507  $2,290,406

    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                   151,443     179,540
      Convertible subordinated debentures             130,000     130,000
      Other debt                                      230,300     235,300
                                                      511,743     544,840


    Total debt                                      2,771,250   2,835,246

  Obligations under capital leases                     59,616      60,201

  Accounts payable, accrued expenses
    and other liabilities                             281,619     298,562

  Deferred income taxes                               141,371     134,794

Company-obligated mandatorily redeemable
  preferred securities of a trust holding
  solely Parent Company subordinated debt
  securities                                          137,500     137,500

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of $202,500
    in 1997 (note 4)                                       41         --
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 66,795,842
    shares issued in 1997 and 66,742,871
    shares issued in 1996                                 668         667
  Additional paid-in capital                          688,329     488,849
  Accumulated deficit                                (323,988)   (312,367)

    Total shareholders' equity                        365,050     177,149

      Total                                        $3,756,406  $3,643,452





The accompanying notes are an integral part of these statements.

                                     4
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                       (Unaudited, in thousands, note 1)
                                                       1997         1996
Cash flows from operating activities:
  Rents and other revenues received                 $ 177,098    $ 157,970
  Proceeds from land sales                             33,612       17,509
  Interest received                                     3,205        2,996
  Land development expenditures                       (21,096)      (2,424)
  Operating expenditures:
    Operating properties                              (92,811)     (78,138)
    Land sales, development and corporate             (11,533)      (6,692)
  Interest paid:
    Operating properties                              (54,374)     (50,887)
    Land sales, development and corporate              (1,273)      (4,036)
    Net cash provided by operating activities          32,828       36,298

Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (57,650)     (19,188)
  Expenditures for improvements to
    existing properties funded by cash
    provided by operating activities:
      Tenant leasing and remerchandising               (1,045)      (2,842)
      Building and equipment                           (2,350)      (1,190)
  Proceeds from sales of operating properties              --        4,728
  Purchases of marketable securities                   (2,866)      (1,459)
  Proceeds from redemptions or sales of
    marketable securities                               2,567        1,269
  Other                                                 3,004      (10,283)
    Net cash used in investing activities             (58,340)     (28,965)

Cash flows from financing activities:
  Proceeds from issuance of property debt             114,787       71,560
  Repayments of property debt:
    Scheduled principal payments                      (11,303)      (8,476)
    Other payments                                   (146,318)    (110,264)
  Proceeds from issuance of other debt                 15,000           --
  Repayments of other debt                            (35,502)      (5,522)
  Proceeds from issuance of Preferred stock           197,145           --
  Purchases of treasury stock                         (16,286)          --
  Proceeds from exercise of stock options               1,351           --
  Dividends paid                                      (17,900)     (14,275)
  Other                                                  (250)        (499)
    Net cash provided by (used in) financing
      activities                                      100,724      (67,476)
Net increase (decrease) in cash and cash equivalents   75,212      (60,143)
Cash and cash equivalents at beginning of period       43,766       94,922
Cash and cash equivalents at end of period          $ 118,978    $  34,779


The accompanying notes are an integral part of these statements.

                                     5
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued
                   Three Months Ended March 31, 1997 and 1996
                       (Unaudited, in thousands, note 1)

                                                        1997         1996

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings                                          $ 6,281      $ 5,428
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                      20,785       18,284
    Deferred income taxes                               7,723        4,236
    Extraordinary losses, net of related income
      tax benefits                                      2,129        1,315
    Additions to preconstruction reserve                  500        1,000
    Provision for bad debts                               897          621
    Decrease (increase) in operating assets and
      liabilities, net                                 (5,487)       5,414


Net cash provided by operating activities             $32,828      $36,298



Schedule of Noncash Investing and Financing
  Activities:
  Common stock issued pursuant to Contingent Stock
    Agreement                                         $17,313      $    --
  Debt assumed by purchasers of land                    3,995           --
  Note received from sale of an operating property         --        1,440




















The accompanying notes are an integral part of these statements.

                                     6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                   THE ROUSE COMPANY AND SUBSIDIARIES

         Notes to Consolidated Financial Statements (Unaudited)
                              March 31, 1997

(1)  Principles of statement presentation

   The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 1996 Annual Report to Shareholders.

   In its annual reports, the Company has included certain supplementary current value basis financial statements with the historical cost basis financial statements. The current value basis financial statements are not presented as part of the Company's quarterly reports to shareholders. Therefore, all of the financial information contained herein is based on the historical cost basis as required by generally accepted accounting principles.

(2) Property

   Properties in development include construction and development in progress and preconstruction costs, net. The construction and development in progress accounts include land and land improvements of $51,669,000 at March 31, 1997.

   Changes in preconstruction costs, net, for the three months ended
     March 31, 1997 are summarized as follows (in thousands):

     Balance at beginning of period, before
       preconstruction reserve                            $     22,158
     Costs incurred                                              6,823
     Costs transferred to construction and development
       in progress                                              (1,734)
     Costs transferred to operating properties                  (3,889)
     Costs of unsuccessful projects written off                    (42)
                                                                23,316
     Less preconstruction reserve                               16,775

     Balance at end of period, net                        $      6,541













                                     7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:
                      THE ROUSE COMPANY AND SUBSIDIARIES

   Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Debt

   Debt at March 31, 1997 and December 31, 1996 is summarized as follows (in thousands):
                                March 31, 1997      December 31, 1996
                                         Due in                Due in
                                Total   one year      Total   one year
     Mortgages and bonds     $2,298,075 $ 61,336   $2,279,971 $114,831
     Convertible subordi-
       nated debentures         130,000      -        130,000      -
     Medium-term notes          110,300   10,000      115,300    5,000
     Credit line borrowings         -        -         64,000      -
     Other loans                232,875    4,247      245,975    4,694
       Total                 $2,771,250 $ 75,583   $2,835,246 $124,525

   The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

(4) Series B Convertible Preferred stock

    The Company has registered to sell up to an aggregate of $500,000,000 (based on the public offering price) of common stock, Preferred stock and debt securities. The stock and debt may be issued from time to time at prices, in amounts and on terms to be determined at the time of offering. In the first quarter of 1997, the Company issued 4,050,000 shares of the Series B Convertible Preferred stock pursuant to this registration.

(5) Extraordinary losses, net of related income tax benefits

    During the three months ended March 31, 1997 and 1996, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $3,275,000 and $2,023,000, respectively, net of related income tax benefits of $1,146,000 and $708,000, respectively.

(6)  Contingencies

   The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provision has been made for losses with respect to all litigation matters, where appropriate, and the ultimate resolution of all such litigation matters is not likely to have a material effect on the consolidated financial position of the Company. Due to the Company's modest and fluctuating net earnings, it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Company's consolidated net earnings, and it is, therefore, possible that resolution of these matters could have a material effect in any future quarter or year.
                                     8
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                   THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1996 and any material changes in the results of operations for the three months ended March 31, 1997 as compared to the same period in 1996. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Shareholders.

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

Management is continually reviewing and evaluating the portfolio of properties to identify expansion, renovation and/or remerchandising opportunities and properties that may not have future prospects consistent with the Company's long term objectives. The Company will continue to dispose of properties that are not meeting and/or are not considered to have the potential to meet its long term objectives, particularly smaller properties in smaller market areas. While disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings
    (loss) in future quarters or fiscal years, they are not anticipated to have a material effect on the overall consolidated financial position of the Company.

Operating Results:

Operating Properties:

Revenues from retail centers increased $773,000 for the three months ended
    March 31, 1997, while total operating and    interest expenses increased
    $329,000, as compared to the same period in 1996. The increases in revenues and expenses for the period were attributable primarily to changes in the Company's portfolio of retail centers, including acquisitions of interests in two properties, (one in connection with the acquisition of Hughes in the second quarter of 1996 and one in the third quarter of 1996) and higher rents on re-leased space. These increases were largely offset by the effects of lower average occupancy, dispositions of interests in properties (two in the first quarter of 1996 and one in the fourth quarter of 1996), lower tenant lease termination payments and an increase in bad debts.






                                      9
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties (continued):

Revenues from office, mixed-use and other properties increased $16,927,000 and total operating and interest expenses increased $14,433,000 for the three months ended March 31, 1997, as compared to the same period in 1996. The increases in revenues and expenses were attributable primarily to the acquisition of Hughes and higher occupancy levels in hotel properties. The increase in expenses was partially offset by lower bad debts due to the recovery of a note receivable (approximately $800,000) previously reserved and the sale of an unoccupied industrial building in the second quarter of 1996.

Land sales:

Revenue from land sales increased $19,933,000 and related costs and expenses increased $19,113,000 for the three months ended March 31, 1997, as compared to the same period in 1996. The increases in revenues and costs and expenses are attributable primarily to the acquisition of Hughes. Revenues from sales of land acquired in the purchase of Hughes were $28,269,000 and related costs and expenses were $22,995,000. These increases were partially offset by decreases in revenues and costs and expenses related to land sales in Columbia of $8,336,000 and $3,882,000, respectively, due to lower levels of sales for both residential and commercial uses.

Development:

Development expenses consist primarily of additions to the preconstruction reserve and new business costs. The preconstruction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of potential acquisition and development opportunities. These costs decreased $167,000 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was attributable primarily to a decrease in additions to the preconstruction reserve due to the progress achieved on several significant projects.


















                                     10
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Corporate:

Corporate interest costs were $4,068,000 and $4,555,000 for the three months ended March 31, 1997 and 1996, respectively. Of such amounts, $2,907,000 and $932,000 were capitalized during the three months ended March 31, 1997 and 1996, respectively, on funds invested in development projects. The decrease in corporate interest expense is due primarily to lower levels of borrowings. The increase in the amount capitalized is attributable to higher levels of corporate funds invested in projects under development.

Extraordinary losses, net of related income tax benefits

During the three months ended March 31, 1997 and 1996, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $3,275,000 and $2,023,000, respectively, net of related income tax benefits of $1,146,000 and $708,000, respectively.

Financial Condition and Liquidity:

Shareholders' equity increased by $187,901,000 from $177,149,000 at December 31, 1996 to $365,050,000 at March 31, 1997. The increase was primarily attributable to the issuance of the Series B Convertible Preferred Stock as discussed in note 4 to the consolidated financial statements and the net earnings for the three months ended March 31, 1997. These increases were partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks.

The Company had cash and cash equivalents and investments in marketable securities totaling $122,873,000 and $47,362,000 at March 31, 1997 and December 31, 1996, respectively, including $3,895,000 and $3,596,000 of investments, respectively, held for restricted uses.

The Company and certain of its subsidiaries have available lines of credit from banks and other lenders aggregating $248,120,000, including outstanding borrowings at March 31, 1997. These credit lines may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs, subject to specific use limitations and/or lender approvals in certain cases. They may also be utilized to pay some portion of existing debt, including maturities in 1997 and 1998. As of March 31, 1997, debt due in one year was $75,583,000. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating property sales.









                                     11

Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Financial Information and Liquidity (continued):


Net cash provided by operating activities was $32,828,000 and $36,298,000 for the three months ended March 31, 1997, and 1996, respectively. The decrease of net cash provided of $3,470,000 was due primarily to an increase in land development expenditures offset partially by the factors discussed previously under the operating results of the four major business segments.

Net cash used in investing activities was $58,340,000 and $28,965,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in net cash used of $29,375,000 was due primarily to increases in expenditures for properties under development.

Net cash provided by financing activities was $100,724,000 and net cash used in financing activities was $67,476,000 for the three months ended March 31, 1997 and 1996, respectively. Cash flows from financing activities for 1997 included the proceeds from the public offering of Series B Convertible Preferred stock. There was no similar transaction in the 1996 period.

Information relating to forward-looking statements:

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) real estate investment risks; (2) development risks; (3) illiquidity of real estate investments; (4) dependence on rental income from real property; (5) effect of uninsured loss; (6) lack of geographical diversification; (7) possible environmental liabilities; (8) difficulties of compliance with the Americans with Disabilities Act; (9) competition; (10) changes in the economic climate and (11) certain matters relating to Nevada properties. For a more detailed discussion of these factors, see Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 1996.








                                     12
Part II.  Other Information

Item 1.  Legal Proceedings
         None

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





































                                     13
                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ROUSE COMPANY

                                    Principal Financial Officer:



Date: May 14, 1997                  By /s/Jeffrey H. Donahue
                                       Jeffrey H. Donahue
                                       Senior Vice President and
                                         Chief Financial Officer

                                    Principal Accounting Officer:


Date: May 14, 1997                  By /s/George L. Yungmann
                                       George L. Yungmann
                                       Senior Vice President and
                                         Controller
































                                    14
                               Exhibit Index


Exhibit Number                      Description

      11                            Statement re Computation of per
                                    share earnings (loss)

      27                             Financial Data Schedule

















































                                     15

Exhibit 11

                      THE ROUSE COMPANY AND SUBSIDIARIES
            Computation of Fully Diluted Earnings (Loss) Per Share
              (Unaudited, in thousands except per share amounts)

                                                           Three months
                                                         ended March 31,
                                                          1997       1996

Earnings before extraordinary losses                    $ 8,410    $ 6,743

  Add after-tax interest expense applicable
    to convertible subordinated debentures                1,215      1,215

  Earnings before extraordinary losses,
    as adjusted                                           9,625      7,958

  Extraordinary losses                                   (2,129)    (1,315)

Net earnings, as adjusted                               $ 7,496    $ 6,643

Shares:

  Weighted average number of common shares
    outstanding                                          66,422     48,058

  Assuming conversion of convertible Preferred stock      2,064     10,600

  Assuming conversion of convertible subordinated
    debentures                                            4,542      4,542

  Assuming exercise of options and warrants reduced
    by the number of shares which could have been
    purchased with the proceeds from the exercise
    of such options                                       1,090        412

Weighted average number of shares outstanding,
    as adjusted                                          74,118     63,612

Earnings per common share assuming full dilution:

Earnings before extraordinary losses, as adjusted       $   .13    $   .12
Extraordinary losses                                       (.03)      (.02)

Net earnings, adjusted                                  $   .10    $   .10


This calculation is submitted in accordance with Regulation S-K item 601 (b)
(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.








                                    16