Form 10-Q
period 1997-06-30
ROUSE COMPANY
filed 1997-08-14
CIK 85388

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1997

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

	       Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of August 8, 1997:

Common Stock, $0.01 par value                         66,661,992
       Title of Class                              Number of Shares












Part I.  Financial Information
Item 1.  Financial Statements:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations
Three and Six Months Ended June 30, 1997 and 1996
(Unaudited, in thousands except per share amounts, note 1)

				    Three months           Six months
				   ended June 30,        ended June 30,
				   1997      1996        1997      1996
Revenues:
  Operating properties:
    Retail centers               $121,022  $122,966    $240,585  $241,756
    Office, mixed-use and other    55,582    40,579     108,377    76,447
				  176,604   163,545     348,962   318,203
  Land sales                       64,395    14,802     101,989    32,463
  Corporate interest income         1,730       703       2,819     1,532
				  242,729   179,050     453,770   352,198

Operating expenses, exclusive of
provision for bad debts,
depreciation and amortization:
  Operating properties:
    Retail centers                 60,290    62,533     120,130   123,415
    Office, mixed-use and other    27,163    19,011      53,780    36,278
				   87,453    81,544     173,910   159,693
  Land sales                       50,347    12,206      78,223    21,650
  Development                       1,329       482       2,452     1,697
  Corporate                         3,907     2,098       7,200     4,124
				  143,036    96,330     261,785   187,164

Interest expense:
  Operating properties:
    Retail centers                 31,225    31,312      62,883    62,544
    Office, mixed-use and other    20,246    17,195      40,818    34,266
				   51,471    48,507     103,701    96,810
  Land sales                          977       237       1,908       487
  Development                          --        95          --       170
  Corporate                           198     3,519       1,359     7,142
				   52,646    52,358     106,968   104,609

Provision for bad debts               681       501       1,578     1,122

Depreciation and amortization      20,949    18,800      41,734    37,084

				  217,312   167,989     412,065   329,979

Gain (loss) on disposition of
  assets and other provisions,
  net (note 5)                    (12,582)     (295)    (12,582)     (295)






       The accompanying notes are an integral part of these statements.
				    1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations, continued
Three and Six Months Ended June 30, 1997 and 1996
(Unaudited, in thousands except per share amounts, note 1)

				    Three months           Six months
				   ended June 30,        ended June 30,
				    1997     1996        1997      1996

Earnings before income
  taxes and extraordinary losses  $12,835  $10,766     $ 29,123  $ 21,924

Income taxes
  Current                             951      171        1,106       350
  Deferred                          8,759    4,287       16,482     8,523
				    9,710    4,458       17,588     8,873
Earnings before
  extraordinary losses              3,125    6,308       11,535    13,051

Extraordinary losses from
  extinguishments of debt, net
  of related income tax benefits
  (note 6)                        (10,086)      --      (12,215)   (1,315)

Net earnings (loss)               $(6,961) $ 6,308     $   (680) $ 11,736

Net earnings (loss) applicable
  to common shareholders          $(9,999) $ 2,647     $ (4,918) $  4,415

EARNINGS PER SHARE OF
  COMMON STOCK AFTER PROVISION
  FOR DIVIDENDS ON PREFERRED
  STOCK:

Earnings before
  extraordinary losses            $    --  $   .05     $    .11  $    .11
Extraordinary losses                 (.15)      --         (.18)     (.02)
				  $  (.15) $   .05     $   (.07) $    .09

DIVIDENDS PER SHARE:
  Common stock                    $   .25  $   .22     $    .50  $    .44
  Preferred stock                 $   .75  $   .81     $   1.05  $   1.62












       The accompanying notes are an integral part of these statments.
				    2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 1997 and December 31, 1996
(Unaudited, in thousands, note 1)

						   June 30,    December 31,
						     1997          1996

Assets:
  Property (note 2):
    Operating properties:
      Property and deferred costs
	of projects                               $3,429,785   $3,374,976
      Less accumulated depreciation
	and amortization                             567,129      552,201
						   2,862,656    2,822,775

    Properties in development                        213,028      176,060
    Properties held for sale                          60,595       73,080
    Investment land and land held for
      development and sale                           263,677      244,117

      Total property                               3,399,956    3,316,032

  Prepaid expenses, deferred charges
    and other assets                                 185,946      187,689

  Accounts and notes receivable                       90,193       92,369

  Investments in marketable securities                 9,117        3,596

  Cash and cash equivalents                           30,447       43,766

    Total                                         $3,715,659   $3,643,452




















       The accompanying notes are an integral part of these statements.
				    3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets, continued
June 30, 1997 and December 31, 1996
(Unaudited, in thousands, note 1)

						   June 30,    December 31,
						     1997          1996
Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment              $2,217,111    $2,290,406

    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                  149,821       179,540
      Convertible subordinated debentures            130,000       130,000
      Other debt                                     243,568       235,300
						     523,389       544,840

    Total debt                                     2,740,500     2,835,246

  Obligations under capital leases                    55,832        60,201

  Accounts payable, accrued expenses
    and other liabilities                            294,240       298,562

  Deferred income taxes                              149,138       134,794

Company-obligated mandatorily redeemable
  preferred securities of a trust holding
  solely Parent Company subordinated debt
  securities                                         137,500       137,500

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500 in 1997 (note 4)                             41            --
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 66,754,091
    shares issued in 1997 and 66,742,871
    shares issued in 1996                                668           667
  Additional paid-in capital                         688,427       488,849
  Accumulated deficit                               (350,687)     (312,367)

    Total shareholders' equity                       338,449       177,149

      Total                                       $3,715,659    $3,643,452







       The accompanying notes are an integral part of these statements.
				    4
Part 1.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Six Months Ended June 30, 1997 and 1996
(Unaudited, in thousands, note 1)
						       1997         1996
Cash flows from operating activities:
  Rents and other revenues received                  $347,423     $315,046
  Proceeds from land sales                             79,901       30,221
  Interest received                                     7,050        5,643
  Land development expenditures                       (63,293)      (8,455)
  Operating expenditures:
    Operating properties                             (177,391)    (156,628)
    Land sales, development and corporate              (6,926)     (12,206)
  Interest paid:
    Operating properties                             (110,256)    (101,159)
    Land sales, development and corporate                (744)      (3,332)
    Net cash provided by operating activities          75,764       69,130

Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                   (112,690)     (32,065)
  Expenditures for acquisition of The Hughes
    Corporation (net of acquired cash)                    --       (29,731)
  Expenditures for improvements to existing
    properties funded by cash provided by
    operating activities:
      Tenant leasing and remerchandising               (4,960)      (3,809)
      Building and equipment                          (18,271)      (3,994)
  Proceeds from sales of operating properties           5,770        6,388
  Other                                                  (629)         (23)
    Net cash used in investing activities            (130,780)     (63,234)

Cash flows from financing activities:
  Proceeds from issuance of property debt             274,259       80,802
  Repayments of property debt:
    Scheduled principal payments                      (23,097)     (17,378)
    Other payments                                   (329,629)    (141,070)
  Proceeds from issuance of other debt                 15,000       52,400
  Repayments of other debt                            (39,200)     (16,057)
  Proceeds from issuance of preferred stock           196,898          --
  Purchase of common stock                            (16,079)         --
  Proceeds from exercise of stock options               1,488          112
  Dividends paid                                      (37,641)     (30,381)
  Other                                                  (302)      (2,152)
    Net cash provided by (used in) financing
      activities                                       41,697      (73,724)
Net decrease in cash and cash equivalents             (13,319)     (67,828)
Cash and cash equivalents at beginning of period       43,766       94,922

Cash and cash equivalents at end of period           $ 30,447     $ 27,094



       The accompanying notes are an integral part of these statements.
				    5
Part 1.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
Six Months Ended June 30, 1997 and 1996
(Unaudited, in thousands, note 1)

							1997        1996

Reconciliation of net earnings (loss) to net cash provided by operating activities:

Net earnings (loss)                                  $    (680)   $ 11,736
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                       41,734      37,084
    (Gain) loss on dispositions of assets
      and other provisions, net                         12,582         295
    Deferred income taxes                               16,482       8,523
    Extraordinary losses, net of related income
      tax benefits                                      12,215       1,315
    Additions to preconstruction reserve                 1,200       1,000
    Provision for bad debts                              1,578       1,122
    Decrease (increase) in operating assets and
      liabilities, net                                  (9,347)      8,055

Net cash provided by operating activities            $  75,764    $ 69,130


Schedule of Non Cash Investing and Financing
  Activities:
  Common stock issued pursuant to Contingent
    Stock Agreement                                   $ 17,313    $     --
  Common stock issued in acquisition of
    The Hughes Corporation                                  --     178,086
  Debt assumed by purchasers of land                    10,953          --
  Notes received from sales of operating properties         --       8,440
  Debt and other liabilities assumed in acquisition
    The Hughes Corporation, net                             --     334,155

















       The accompanying notes are an integral part of these statements.
				    6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
June 30, 1997

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

(2) Property

    Properties in development include construction and development in progress and preconstruction costs, net. The construction and development in progress accounts include land and land improvements of $46,524,000 at June 30, 1997.

    Changes in preconstruction costs, net, for the six months ended
      June 30, 1997 are summarized as follows (in thousands):

      Balance at beginning of period, before
	preconstruction reserve                           $22,158
      Costs incurred                                       12,892
      Costs transferred to construction and development
	in progress                                        (1,779)
      Costs transferred to operating properties            (3,894)
      Costs of unsuccessful projects written off              (75)
							   29,302
      Less preconstruction reserve                         17,442

      Balance at end of period, net                       $11,860













				    7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

		      THE ROUSE COMPANY AND SUBSIDIARIES

      Notes to Consolidated Financial Statements (Unaudited), continued

(3) Debt

    Debt at June 30, 1997 and December 31, 1996 is summarized as follows (in thousands):
				 June 30, 1997      December 31, 1996
					 Due in                Due in
				Total   one year      Total   one year
    Mortgages and bonds     $2,213,919 $ 77,287   $2,279,971 $114,831
    Convertible subordi-
      nated debentures         130,000      -        130,000      -
    Medium-term notes          110,300   12,800      115,300    5,000
    Credit line borrowings      50,000      -         64,000      -
    Other loans                236,281   15,413      245,975    4,694
      Total                 $2,740,500 $105,500   $2,835,246 $124,525

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

(5) Gain (loss) on dispositions of assets and other provisions, net

    The loss in 1997 relates primarily to additional provisions for losses on several retail centers the Company is holding for sale. These additional provisions were recognized based upon the updated estimated fair values of the properties less costs to sell. These losses were partially offset by gains on dispositions of two office buildings ($1,209,000).

    The loss in 1996 relates primarily to a provision for costs related to a litigation matter which was settled in the third quarter of 1996.

(6) Extraordinary losses, net of related income tax benefits

    During the three and six months ended June 30, 1997 and six months ended June 30, 1996, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $15,517,000, $18,792,000 and $2,023,000, respectively, net of related income tax benefits of $5,431,000, $6,577,000 and $708,000, respectively.


				    8
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

		      THE ROUSE COMPANY AND SUBSIDIARIES

	Notes to Consolidated Financial Statements (Unaudited), continued

(7) Contingencies

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





































				   9
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1996 and any material changes in the results of operations for the three and six months ended June 30, 1997 as compared to the same periods in 1996. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Shareholders.

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

Operating Results:

Operating Properties:

Revenues from retail centers decreased $1,944,000 and $1,171,000 for the three and six months ended June 30, 1997, while total operating and interest expenses decreased $1,943,000 and $1,615,000, as compared to the same periods in 1996. The decreases in revenues and expenses for the periods were attributable primarily to the effects of lower average occupancy, (as a result of ongoing retail center renovations and expansions and high vacancy rates at centers in the process of disposition), dispositions of interests in properties (two in the first quarter of 1996 and one in the fourth quarter of 1996) and lower tenant lease termination payments. These decreases were partially offset by increases in revenues and expenses attributable primarily to acquisitions of interests in two properties, (one in connection with the acquisition of Hughes in the second quarter of 1996 and one in the third quarter of
    1996).





				    10
Part I.  Financial information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties (continued):

Revenues from office, mixed-use and other properties increased $15,003,000 and $31,930,000 and total operating and interest expenses increased $13,134,000 and $27,616,000 for the three and six months ended June 30, 1997, as compared to the same periods in 1996. The increases in revenues and expenses were attributable primarily to the acquisition of Hughes and higher occupancy levels, especially at certain hotel properties. The increases in expenses were partially offset by lower bad debts due to the recovery of a note receivable (approximately $800,000) previously reserved and the sale of an unoccupied industrial building in the second quarter of 1996.

Land sales:

Revenues from land sales increased $49,593,000 and $69,526,000 and related costs and expenses increased $38,889,000 and $58,226,000 for the three and six months ended June 30, 1997, as compared to the same periods in 1996. The increases in revenues and costs and expenses are attributable primarily to the acquisition of Hughes. Revenues from sales of land acquired in the purchase of Hughes increased $49,407,000 and $77,676,000 and related costs and expenses increased $39,208,000 and $62,202,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases were partially offset in the six month period by decreases in revenues and costs and expenses related to land sales in Columbia of $8,150,000 and $3,976,000, respectively, due to lower levels of sales for both residential and commercial uses.

Development:

Development expenses consist primarily of additions to the preconstruction reserve and new business costs. The preconstruction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of potential acquisition and development opportunities. These costs increased $752,000 and $585,000 for the three and six months ended June 30, 1997 as compared to the same periods in 1996. These increases were attributable to increases in both the additions to the preconstruction reserve and new business costs as the Company more actively pursues retail center development opportunities and possible acquisitions.

Corporate:

Corporate expenses consist of certain interest and operating expenses reduced by costs capitalized or allocated to other segments. Interest is capitalized on corporate funds invested in projects under development, and interest on the proceeds of corporate borrowings and distributions on the Company-obligated mandatorily redeemable preferred securities which are used for other segments are allocated to those segments. Accordingly, corporate interest expense consists primarily of interest on the convertible subordinated debentures, the unsecured 8.5% notes, the medium term notes, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments, and corporate operating expenses consist

				      11
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Corporate (continued):

    primarily of general and administrative costs and distributions on the redeemable preferred securities, net of distributions allocated to other segments. These costs decreased $1,509,000 and $2,726,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decreases in these costs are attributable primarily to higher levels of corporate funds invested in development projects.

Gain (loss) on dispositions of assets and other provisions, net

The loss in 1997 relates primarily to additional provisions for losses on several retail centers the Company is holding for sale. These additional provisions were recognized based upon the updated estimated fair values of the properties less costs to sell. These losses were partially offset by gains on dispositions of two office buildings ($1,209,000).

The loss in 1996 relates primarily to a provision for costs related to a litigation matter which was settled in the third quarter of 1996.

Extraordinary losses, net of related income tax benefits

During the three and six months ended June 30, 1997 and six months ended
    June 30, 1996, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $15,517,000, $18,792,000 and $2,023,000, respectively, net of related income tax benefits of $5,431,000,$6,577,000 and $708,000, respectively.

Net Earnings (Loss)

Net earnings (loss) for the three and six months ended June 30, 1997 and 1996 were affected by unusual and/or nonrecurring items. The most significant of these are the items discussed above in gain (loss) on dispositions of assets and other provisions, net, and extraordinary losses net of related income tax benefits. Net earnings (loss) was also affected by income taxes. The Company's effective tax rates (based on earnings before income taxes and extraordinary losses) were 76% and 60%, respectively, for the three and six months ended June 30, 1997, and 41% and 40%, respectively, for the three and six months ended June 30, 1996. The effective rates are higher in 1997 primarily because a portion of the distributions payable to the former Hughes owners (or their successors) under the Contingent Stock Agreement is not deductible for income tax purposes.

Financial Condition and Liquidity:

Shareholders' equity increased by $161,300,000 from $177,149,000 at December 31, 1996 to $338,449,000 at June 30, 1997. The increase was primarily attributable to the issuance of the Series B Convertible Preferred Stock as discussed in note 4 to the consolidated financial statements. This increase was partially offset by the net loss for the six months ended June 30, 1997 and the payment of regular quarterly dividends on the Company's common and Preferred stocks.


				   12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Financial Information and Liquidity (continued):

The Company had cash and cash equivalents and investments in marketable securities totaling $39,564,000 and $47,362,000 at June 30, 1997 and December 31, 1996, respectively, including $4,117,000 and $3,596,000 of investments, respectively, held for restricted uses.

The Company and certain of its subsidiaries have available lines of credit from banks and other lenders aggregating $248,120,000, including outstanding borrowings of $50,000,000 at June 30, 1997. These credit lines may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs, subject to specific use limitations and/or lender approvals in certain cases. They may also be utilized to pay some portion of existing debt, including maturities in 1997 and 1998. As of June 30, 1997, debt due in one year was $105,500,000 including balloon maturities of $59,147,000. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating property sales.

Net cash provided by operating activities was $75,764,000 and $69,130,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in net cash provided of $6,634,000 was due primarily to the factors discussed previously under the operating results of the four major business segments.

Net cash used in investing activities was $130,780,000 and $63,234,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in net cash used of $67,546,000 was due primarily to increases in expenditures for properties under development.

Net cash provided by financing activities was $41,697,000 and net cash used in financing activities was $73,724,000 for the six months ended June 30, 1997 and 1996, respectively. Cash flows from financing activities for 1997 included the proceeds from the public offering of Series B Convertible Preferred stock. There was no similar transaction in the 1996 period. The effect of the issuance of the Series B Convertible Preferred stock was offset partially by increased repayments of property and other debt, a purchase of common stock and increased dividends.
















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
































				    14
Part II.  Other Information

Item 1.   Legal Proceedings
	  None
Item 2.   Changes in Securities.
	  None
Item 3.   Defaults Upon Senior Securities.
	  None
Item 4.   Submission of Matters to a Vote of Security Holders.
	  The Annual Meeting of Stockholders of The Rouse Company was held on May 15, 1997. The only matter voted upon at the meeting was the election of Directors. The vote was as follows:

	  NOMINEE                    FOR           WITHHELD

	  David H. Benson           60,396,729      772,563
	  Jeremiah E. Casey         60,396,187      773,105
	  Anthony W. Deering        60,998,728      170,564
	  Rohit M. Desai            60,567,651      772,205
	  Mathias J. DeVito         60,354,863      814,429
	  Juanita T. James          60,977,860      191,432
	  William R. Lummis         60,997,538      191,754
	  Thomas J. McHugh          60,997,388      191,904
	  Hanne M. Merriman         60,999,875      169,417
	  Roger W. Schipke          60,980,424      188,868
	  Alexander R. Trowbridge   60,970,606      198,686
	  Gerald J. M. Vlak         60,999,326      169,966
Item 5.   Other Information.
	  None
Item 6.   Exhibits and Reports on Form 8-K.
	  (a)  Exhibits
	       Reference is made to the Exhibit Index.
	  (b)  Reports on Form 8-K
		     None

























				      15
			       Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				     THE ROUSE COMPANY

				     Principal Financial Officer:



Date: August 14,1997                 By /s/Jeffrey H. Donahue
					Jeffrey H. Donahue
					Senior Vice President and
					  Chief Financial Officer

				     Principal Accounting Officer:


Date: August 14,1997                 By /s/George L. Yungmann
					George L. Yungmann
					Senior Vice President and
					  Controller
































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

				       Three months         Six months
				     ended June 30,      ended June 30,
				      1997     1996       1997     1996
Earnings before
 extraordinary losses               $ 3,125   $ 6,308   $11,535   $13,051

  Add after-tax interest expense
  applicable to convertible
  subordinated debentures             1,215     1,215     2,430     2,430

  Earnings before extra-
    ordinary losses, as adjusted      4,340     7,523    13,965    15,481

  Extraordinary losses              (10,086)       --   (12,215)   (1,315)

Net earnings (loss), as adjusted    $(5,746)  $ 7,523   $ 1,750   $14,166

Shares:

  Weighted average number of
    common shares outstanding        66,785    49,869    66,604    48,801

  Assuming conversion of
    convertible Preferred stock       5,310    10,528     3,696    10,564

  Assuming conversion of convertible
    subordinated debentures           4,541     4,541     4,541     4,541

  Assuming exercise of options and
    warrants reduced by the number
    of shares which could have been
    purchased with the proceeds
    from the exercise of such
    options                             990       799       990       799

Weighted average number of shares
  outstanding, as adjusted           77,626    65,737    75,831    64,705

Earnings per common share
  assuming full dilution:

Earnings before extraordinary
  losses, as adjusted               $   .06   $   .11   $   .18   $   .24
Extraordinary losses                   (.13)       --      (.16)     (.02)

Net earnings, adjusted              $  (.07)  $   .11   $   .02   $   .22


This calculation is submitted in accordance with Regulation S-K item 601 (b)
(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.



				   18