Form 10-Q
period 1997-09-30
ROUSE COMPANY
filed 1997-11-14
CIK 85388

Form 10-Q

                         UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 1997

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

               Yes   X                                No

Indicate the number of shares outstanding of the issuer's common stock as of November 7, 1997:
Common Stock, $0.01 par value                         66,814,531
       Title of Class                              Number of Shares
Part I.  Financial Information
Item 1.  Financial Statements:

                    THE ROUSE COMPANY AND SUBSIDIARIES

                   Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 1997 and 1996
         (Unaudited, in thousands except per share amounts, note 1)

                                    Three months           Nine months
                                 ended September 30,   ended September 30,
                                   1997       1996       1997       1996
Revenues:
  Operating properties:
    Retail centers               $125,247   $127,894   $365,832   $369,650
    Office, mixed-use and other    56,993     51,639    165,370    128,086
                                  182,240    179,533    531,202    497,736
  Land sales                       51,076     47,384    153,065     79,847
  Corporate interest income           997        758      3,816      2,290
                                  234,313    227,675    688,083    579,873

Operating expenses, exclusive of
provision for bad debts,
depreciation and amortization:
  Operating properties:
    Retail centers                 64,451     65,928    184,581    189,343
    Office, mixed-use and other    28,382     24,346     82,162     60,624
                                   92,833     90,274    266,743    249,967
  Land sales                       34,990     41,054    113,213     62,704
  Development                       1,815      2,019      4,267      3,716
  Corporate                         3,125      1.608     10,325      5,732
                                  132,763    134,955    394,548    322,119
Interest expense:
  Operating properties:
    Retail centers                 29,269     33,172     92,152     95,716
    Office, mixed-use and other    20,568     21,248     61,386     55,514
                                   49,837     54,420    153,538    151,230
  Land sales                        1,130        508      3,038        995
  Development                         --          95        --         265
  Corporate                          (773)     2,646        586      9,788
                                   50,194     57,669    157,162    162,278

Provision for bad debts             1,854        362      3,432      1,484

Depreciation and amortization      21,721     23,212     63,455     60,296
                                  206,532    216,198    618,597    546,177

Gain (loss) on disposition of
  assets and other provisions,
  net (note 5)                      1,538     (6,060)   (11,044)    (6,355)

     The accompanying notes are an integral part of these statements.







                                           1
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                    THE ROUSE COMPANY AND SUBSIDIARIES

             Consolidated Statements of Operations, continued
          Three and Nine Months Ended September 30, 1997 and 1996
         (Unaudited, in thousands except per share amounts, note 1)

                                 Three months           Nine months
                                 ended September 30,   ended September 30,
                                   1997      1996        1997      1996

Earnings before income taxes
  and extraordinary losses       $ 29,319  $   5,417   $ 58,442   $ 27,341

Income taxes
  Current                           1,255        155      2,361        505
  Deferred                         11,793      7,718     28,275     16,241
                                   13,048      7,873     30,636     16,746
Earnings(loss)before
  extraordinary losses             16,271     (2,456)    27,806     10,595

Extraordinary losses from
  extinguishments of debt,
  net of related income tax
  benefits (note 6)                  (107)       (46)   (12,322)    (1,361)

Net earnings (loss)              $ 16,164  $  (2,502)  $ 15,484   $  9,234

Net earnings (loss) applicable
  to common shareholders         $ 13,127  $  (5,714)  $  8,209   $ (1,299)

EARNINGS (LOSS)PER SHARE OF
  COMMON STOCK AFTER PROVISION FOR
  DIVIDENDS ON PREFERRED STOCK:

  Earnings before
    extraordinary losses         $    .20  $    (.10)  $    .31   $    --
  Extraordinary losses                 --        --        (.18)      (.03)
                                 $    .20  $    (.10)  $    .13   $   (.03)

DIVIDENDS PER SHARE:
  Common stock                   $    .25  $     .22   $    .75   $    .66
  Preferred stock                $    .75  $     .81   $   1.80   $   2.43












     The accompanying notes are an integral part of these statements.

                                      2
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                    THE ROUSE COMPANY AND SUBSIDIARIES

                        Consolidated Balance Sheets
                 September 30, 1997 and December 31, 1996
                     (Unaudited, in thousands, note 1)

                                                September 30,   December 31,
                                                    1997            1996

Assets:
  Property (note 2):
    Operating properties:
      Property and deferred costs
        of projects                                $3,483,984     $3,374,976
      Less accumulated depreciation
        and amortization                              588,960        552,201
                                                    2,895,024      2,822,775

    Properties in development                         211,340        176,060
    Properties held for sale (note 8)                  74,368         73,080
    Investment land and land held for
      development and sale                            273,477        244,117

      Total property                                3,454,209      3,316,032

  Prepaid expenses, deferred charges
    and other assets                                  197,370        187,689

  Accounts and notes receivable                       133,683         92,369

  Investments in marketable securities                  3,491          3,596

  Cash and cash equivalents                            31,513         43,766

    Total                                          $3,820,266     $3,643,452



















     The accompanying notes are an integral part of these statements.

                                      3
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                    THE ROUSE COMPANY AND SUBSIDIARIES

                  Consolidated Balance Sheets, continued
                 September 30, 1997 and December 31, 1996
                     (Unaudited, in thousands, note 1)

                                              September 30,    December 31,
                                                  1997            1996
Liabilities:
  Debt (note 3):
    Property debt not carrying a Parent
      Company guarantee of repayment             $2,213,148      $2,290,406
    Parent Company debt and debt carrying a
    Parent Company guarantee of repayment:
      Property debt                                 206,346         179,540
      Convertible subordinated debentures           130,000         130,000
      Other debt                                    230,300         235,300
                                                    566,646         544,840
    Total debt                                    2,779,794       2,835,246

  Obligations under capital leases                   55,655          60,201
  Accounts payable, accrued expenses
    and other liabilities                           350,680         298,562

  Deferred income taxes                             160,489         134,794

Company-obligated mandatorily redeemable
  preferred securities of a trust holding
  solely Parent Company subordinated debt
  securities                                        137,500         137,500

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500 in 1997 (note 4)                            41              --
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 66,847,682
    shares issued in 1997 and 66,742,871
    shares issued in 1996                               668             667
  Additional paid-in capital                        689,707         488,849
  Accumulated deficit                              (354,268)       (312,367)
    Total shareholders' equity                      336,148         177,149
      Total                                      $3,820,266      $3,643,452











     The accompanying notes are an integral part of these statements.

                                      4
Part 1.  Financial Information, continued
Item 1.  Financial Statements, continued:
                    THE ROUSE COMPANY AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1997 and 1996
                     (Unaudited, in thousands, note 1)
                                                        1997         1996
Cash flows from operating activities:
  Rents and other revenues received                  $ 520,522    $ 490,120
  Proceeds from land sales                             120,908       77,685
  Interest received                                     10,238        8,556
  Land development expenditures                        (83,089)     (32,327)
  Operating expenditures:
    Operating properties                              (270,487)    (265,727)
    Land sales, development and corporate              (16,731)     (19,910)
  Interest paid:
    Operating properties                              (160,361)    (154,416)
    Land sales, development and corporate                 (701)     (12,917)
    Net cash provided by operating activities          120,299       91,064
Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (190,927)     (67,024)
  Expenditures for acquisition of The Hughes
    Corporation (net of acquired cash)                    --        (35,872)
  Expenditures for property acquisitions                  --         (2,724)
  Expenditures for improvements to existing
    properties funded by cash provided by
    operating activities:
      Tenant leasing and remerchandising                (5,014)      (5,482)
      Building and equipment                            (6,493)      (7,448)
  Proceeds from sales of operating properties            5,770        6,299
  Other                                                  5,042        1,566
    Net cash used in investing activities             (191,622)    (110,685)
Cash flows from financing activities:
  Proceeds from issuance of property debt              337,648      172,476
  Repayments of property debt:
    Scheduled principal payments                       (35,033)     (28,885)
    Other payments                                    (364,088)    (182,407)
  Proceeds from issuance of other debt                  45,000       90,400
  Repayments of other debt                             (44,358)     (16,303)
  Proceeds from issuance of Preferred stock            196,826         --
  Purchases of Common stock                            (21,201)      (5,247)
  Proceeds from exercise of stock options                1,963          599
  Dividends paid                                       (57,385)     (46,233)
  Other                                                   (302)      (1,938)
    Net cash provided by (used in) financing
      activities                                        59,070      (17,538)
Net decrease in cash and cash equivalents              (12,253)     (37,159)
Cash and cash equivalents at beginning of period        43,766       94,922
Cash and cash equivalents at end of period           $  31,513    $  57,763







     The accompanying notes are an integral part of these statements.
                                      5
Part 1.  Financial Information, continued
Item 1.  Financial Statements, continued:

                    THE ROUSE COMPANY AND SUBSIDIARIES

             Consolidated Statements of Cash Flows, continued
              Nine Months Ended September 30, 1997 and 1996
                    (Unaudited, in thousands, note 1)

                                                        1997        1996

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings                                          $ 15,484   $   9,234
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                       63,455      60,296
    (Gain) loss on dispositions of assets
      and other provisions, net                         11,044       6,355
    Deferred income taxes                               28,275      16,241
    Extraordinary losses, net of related income
      tax benefits                                      12,322       1,361
    Additions to preconstruction reserve                 2,400       2,200
    Provision for bad debts                              3,432       1,484
    Increase in operating assets and
      liabilities, net                                 (16,113)     (6,107)

Net cash provided by operating activities             $120,299   $  91,064


Schedule of Noncash Investing and Financing
  Activities:
  Common stock issued pursuant to Contingent
    Stock Agreement                                   $ 23,313   $   5,025
  Debt and other liabilities assumed in acquisition
    The Hughes Corporation, net                            --      334,155
  Debt assumed by purchasers of land                    16,675      10,412
  Common stock issued in acquisition of
    The Hughes Corporation                                 --      178,086
  Mortgage debt assumed on acquisitions of
    interests in properties                                --       21,090
  Notes received from sales of operating properties        --        8,440














     The accompanying notes are an integral part of these statements.

                                      6
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                    THE ROUSE COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Unaudited)
                            September 30, 1997

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

(2) Property

    Properties in development include construction and development in progress and preconstruction costs, net. The construction and development in progress accounts include land and land improvements of $50,848,000 at September 30, 1997.

    Changes in preconstruction costs, net, for the nine months ended
      September 30, 1997 are summarized as follows (in thousands):

      Balance at beginning of period, before
        preconstruction reserve                            $22,158
      Costs incurred                                        24,721
      Costs transferred to construction and
        development in progress                            (16,035)
      Costs transferred to operating properties             (5,167)
      Costs of unsuccessful projects written off               (75)
                                                            25,602
      Less preconstruction reserve                          18,642

      Balance at end of period, net                        $ 6,960













                                      7
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                    THE ROUSE COMPANY AND SUBSIDIARIES

      Notes to Consolidated Financial Statements (Unaudited), continued

(3) Debt

    Debt at September 30, 1997 and December 31, 1996 is summarized as follows (in thousands):
                               September 30, 1997    December 31, 1996
                                          Due in                Due in
                                 Total   one year      Total   one year
      Mortgages and bonds     $2,206,794 $ 77,850   $2,279,971 $114,831
      Convertible subordi-
        nated debentures         130,000      -        130,000      -
      Medium-term notes          110,300   12,800      115,300    5,000
      Credit line borrowings      71,000      -         64,000      -
      Other loans                261,700   15,306      245,975    4,694
        Total                 $2,779,794 $105,956   $2,835,246 $124,525

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

(5) Gain (loss) on dispositions of assets and other provisions, net

    The loss in 1997 relates primarily to additional provisions for losses on several retail centers the Company is holding for sale. These additional provisions were recognized based upon the updated estimated fair values of the properties less costs to sell. These losses were partially offset by gains on dispositions of three office buildings ($1,455,000).

    The losses in 1996 relate to provisions for losses on two retail centers the Company decided to sell partially offset by a gain from the reversal of a portion of a provision for a litigation matter settled in the third quarter 1996.









                                      8
Part I.  Financial Information, continued
Item 1.  Financial Statements, continued:

                    THE ROUSE COMPANY AND SUBSIDIARIES

    Notes to Consolidated Financial Statements (Unaudited), continued

(6) Extraordinary losses, net of related income tax benefits

    During the nine months ended September 30, 1997 and 1996, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $18,957,000 and $2,094,000, respectively, net of related income tax benefits of $6,635,000 and $733,000, respectively. The sources of funds used to pay the debt and fund the prepayment penalties were provided primarily by refinancings of properties.

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

(8) Subsequent Events

    Subsequent to September 30, 1997, the Company sold three buildings with a total carrying value of $49,481,000. The Company recognized a net gain of approximately $1,000,000 on these sales.





















                                      9
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                    THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1996 and any material changes in the results of operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Shareholders.

General:

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

Operating Results:

Operating Properties:

Revenues from retail centers decreased $2,647,000 and $3,818,000 for the three and nine months ended September 30, 1997, while total operating and interest expenses decreased $4,490,000 and $6,105,000, as compared to the same periods in 1996. The decreases in revenues and expenses for the periods were attributable primarily to the effects of lower average occupancy, (as a result of ongoing retail center renovations and expansions and high vacancy rates at centers in the process of disposition), dispositions of interests in properties (two in the first quarter of 1996 and one in the fourth quarter of 1996) and lower tenant lease termination payments. The decrease in interest expense for the three month period is also due to the early extinguishment of a mortgage payable. These decreases were partially offset by increases in revenues







                                     10
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties (continued):

  and expenses attributable primarily to acquisitions of interests in two properties, (one in connection with the acquisition of Hughes in the second quarter of 1996 and one in the third quarter of 1996).

Revenues from office, mixed-use and other properties increased $5,354,000 and $37,284,000 and total operating and interest expenses increased $2,887,000 and $30,503,000 for the three and nine months ended September 30, 1997, as compared to the same periods in 1996. The increases in revenues and expenses were attributable primarily to the acquisition of Hughes, openings of new projects in Las Vegas and higher occupancy levels, especially at certain hotel properties. The increase in expenses for the nine month period was partially offset by lower bad debts due to the recovery of a note receivable (approximately $800,000) previously reserved and the sale of an unoccupied industrial building in the second quarter of 1996.

Land sales:

Revenues from land sales increased $3,692,000 and $73,218,000 for the three and nine months ended September 30, 1997, as compared to the same periods in 1996 and related costs and expenses decreased $5,494,000 for the three months ended September 30, 1997 and increased $52,732,000 for the nine months ended September 30, 1997 as compared to the same periods in 1996.

Revenues from sales of land at the Hughes division decreased $7,522,000 and related costs and expenses decreased $10,361,000 for the three months ended September 30, 1997 as compared to the same period in 1996. The decrease in revenues is attributable primarily to a difference in the timing of land sales in 1997 as compared to 1996. The decrease in costs and expenses is attributable primarily to higher costs of sales in 1996. Cost of sales, as a percentage of revenues, was higher in 1996 as the land sold consisted primarily of inventory on which development was completed or in progress at the date of acquisition. Cost of sales has declined in subsequent periods as the inventory of land on which development was completed or in progress at the date of acquisition has been depleted.

Revenues from sales of land at the Hughes division increased $70,154,000 and costs and expenses increased $51,841,000 for the nine months ended September 30, 1997 as compared to the same period in 1996. These increases are attributable primarily to a full nine months of operations during 1997.

Revenues from sales of land in Columbia increased $11,214,000 and $3,064,000 and related costs and expenses increased $4,867,000 and $891,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. These increases are due primarily to higher levels of sales for residential uses.






                                     11
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Development:

Development expenses consist primarily of additions to the preconstruction reserve and new business costs. The preconstruction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of potential acquisition and development opportunities. These costs decreased $299,000 for the three months ended September 30, 1997 and increased $286,000 for the nine months ended September 30, 1997, as compared to the same periods in 1996. The decrease for the three months ended September 30, 1997 is attributable primarily to lower interest expense partially offset by higher new business costs. The increase for the nine months ended September 30, 1997 is attributable primarily to increases in the preconstruction reserve and new business costs, partially offset by lower interest expense.

Corporate:

Corporate expenses consist of certain interest and operating expenses reduced by costs capitalized or allocated to other segments. Interest is capitalized on corporate funds invested in projects under development, and interest on the proceeds of corporate borrowings and distributions on the Company-obligated mandatorily redeemable preferred securities which are used for other segments are allocated to those segments. Accordingly, corporate interest expense consists primarily of interest on the convertible subordinated debentures, the unsecured 8.5% notes, the medium term notes, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments, and corporate operating expenses consist primarily of general and administrative costs and distributions on the redeemable preferred securities, net of distributions allocated to other segments. These costs decreased $2,270,000 and $4,996,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decreases in these costs are attributable primarily to higher levels of corporate funds invested in development projects.

Gain (loss) on dispositions of assets and other provisions, net:

The loss in 1997 relates primarily to additional provisions for losses on several retail centers the Company is holding for sale. These additional provisions were recognized based upon the updated estimated fair values of the properties less costs to sell. These losses were partially offset by gains on dispositions of three office buildings ($1,455,000).











                                     12
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Gain (loss) on dispositions of assets and other provisions, net (continued)

The losses in 1996 relate to provisions for losses on two retail centers the Company decided to sell partially offset by a gain from the reversal of a portion of a provision for a litigation matter settled in the third quarter 1996.

Extraordinary losses, net of related income tax benefits:

During the nine months ended September 30, 1997 and 1996,the
  Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $18,957,000 and $2,094,000, respectively, net of related income tax benefits of $6,635,000 and $733,000, respectively. The sources of funds used to pay the debt and fund the prepayment penalties were provided primarily by refinancings of properties. The benefit of these payments will be reflected as improved operating results over the remaining terms of the refinanced loans.

Net Earnings (Loss):

Net earnings (loss) for the three and nine months ended September 30, 1997 and 1996 were affected by unusual and/or nonrecurring items. The most significant of these are the items discussed above in gain (loss) on dispositions of assets and other provisions, net, and extraordinary losses net of related income tax benefits. Net earnings (loss) was also affected by income taxes. The Company's effective tax rates (based on earnings before income taxes and extraordinary losses) were 45% and 52%, respectively, for the three and nine months ended September 30, 1997, and 145% and 61%, respectively, for the three and nine months ended September 30, 1996. The effective rates reflect permanent differences, primarily the distributions payable to the former Hughes owners (or their successors) under the Contingent Stock Agreement which are not fully deductible for income tax purposes.

Financial Condition and Liquidity:

Shareholders' equity increased by $158,999,000 from $177,149,000 at December 31, 1996 to $336,148,000 at September 30, 1997. The increase was primarily attributable to the issuance of the Series B Convertible Preferred Stock (as discussed in note 4 to the consolidated financial statements) and the net earnings for the nine months ended September 30, 1997. These increases were partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks.

The Company had cash and cash equivalents and investments in marketable securities totaling $35,004,000 and $47,362,000 at September 30, 1997 and December 31, 1996, respectively, including $3,491,000 and $3,596,000 of investments, respectively, held for restricted uses.







                                     13
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)


Financial Condition and Liquidity(continued):

The Company and certain of its subsidiaries have available lines of credit from banks and other lenders aggregating $248,120,000, including outstanding borrowings of $71,000,000 at September 30, 1997. These credit lines may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs, subject to specific use limitations and/or lender approvals in certain cases. They may also be utilized to pay some portion of existing debt, including maturities in 1997 and 1998. As of September 30, 1997, debt due in one year was $105,956,000 including balloon maturities of $59,147,000. The balloon maturities at September 30, 1997 include $11,168,000 related to an office building that was sold in October 1997. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating property sales.

Net cash provided by operating activities was $120,299,000 and $91,064,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in net cash provided of $29,235,000 was due primarily to the factors discussed previously under the operating results of the four major business segments.

Net cash used in investing activities was $191,622,000 and $110,685,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in net cash used of $80,937,000 was due primarily to increases in expenditures for properties under development, partially offset by lower acquisition-related expenditures.

Net cash provided by financing activities was $59,070,000 and net cash used in financing activities was $17,538,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash flows from financing activities for 1997 included the proceeds from the public offering of Series B Convertible Preferred stock. There was no similar transaction in the 1996 period. The effect of the issuance of the Series B Convertible Preferred stock was offset partially by increased net repayments of property and other debt, purchases of common stock and increased dividends.

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


Information relating to forward-looking statements (continued):

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







































                                     15
Part II.  Other Information

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



                                      THE ROUSE COMPANY

                                      Principal Financial Officer:



Date:November 14,1997                 By /s/Jeffrey H. Donahue
                                      Jeffrey H. Donahue
                                      Senior Vice President and
                                        Chief Financial Officer

                                      Principal Accounting Officer:


Date:November 14,1997                 By /s/George L. Yungmann
                                      George L. Yungmann
                                      Senior Vice President and
                                        Controller
































                                     17
                                   Exhibit Index


Exhibit Number                        Description

      11                              Statement re Computation of per
                                      share earnings (loss)




















































                                     18
Exhibit 11
                    THE ROUSE COMPANY AND SUBSIDIARIES
          Computation of Fully Diluted Earnings (Loss) Per Share
            (Unaudited, in thousands except per share amounts)

                                       Three months        Nine months
                                   ended September 30, ended September 30,
                                     1997       1996     1997       1996
Earnings(loss)before
 extraordinary losses               $16,271   $(2,456)  $27,806   $10,595
  Add after-tax interest expense
  applicable to convertible
  subordinated debentures             1,215     1,215     3,644     3,644
  Earnings(loss)before extra-
    ordinary losses, as adjusted     17,486    (1,241)   31,450    14,239
  Extraordinary losses, net            (107)      (46)  (12,322)   (1,361)

Net earnings (loss), as adjusted    $17,379   $(1,287)  $19,128   $12,878

Shares:
  Weighted average number of
    common shares outstanding        66,715    57,292    66,654    51,760
  Assuming conversion of
    convertible Preferred stock       5,310     9,395     4,240    10,172
  Assuming conversion of convertible
    subordinated debentures           4,542     4,542     4,542     4,542
  Assuming exercise of options and
    warrants reduced by the number
    of shares which could have been
    purchased with the proceeds
    from the exercise of such
    options                             977       800     1,009       800

Weighted average number of shares
  outstanding, as adjusted           77,544    72,029    76,445    67,274

Earnings (loss) per common share
  assuming full dilution:
Earnings (loss) before extraordinary
  losses, as adjusted               $   .22   $  (.02)  $   .41   $   .21
Extraordinary losses                     --        --      (.16)     (.02)

Net earnings (loss), adjusted       $   .22   $  (.02)  $   .25   $   .19

This calculation is submitted in accordance with Regulation S-K item 601 (b)
(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.












                                     19