Form 10-K
period 1997-12-31
ROUSE COMPANY
filed 1998-03-27
CIK 85388

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K

(X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31,1997

                                      OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE EQUIRED)

                           Commission File No 0-1743

                               THE ROUSE COMPANY
            (Exact name of registrant as specified in its charter)

                      Maryland                   52-0735512
                      --------                   ----------
          (State or other jurisdiction of)    (I.R.S. Employer
           incorporation or organization      Identification No.)

          10275 LITTLE PATUXENT PARKWAY
               Columbia, Maryland                21044-3456
            ------------------                   ----------
    (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code:  (410) 992-6000
                                                         --------------

    Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
Title of each class                                        ON WHICH REGISTERED
-------------------                                      -----------------------

Common Stock (par value 1c per share)                    New York Stock Exchange
-------------------------------------

9 1/4% Cumulative Quarterly Income Preferred Securities  New York Stock Exchange
-------------------------------------------------------

Series B Convertible Preferred Stock                     New York Stock Exchange
-------------------------------------
  (par value 1c per share)
--------------------------


   Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ----

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ----     ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

   As of February 17, 1998, there were outstanding 66,910,901 shares of the registrant's common stock, par value 1c, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was
                             ----------------------------------------
approximately $2,204,485,867

                      Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II, and IV.

Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 3, 1998 is incorporated by reference into Part III.

===============================================================================

                                    Part I
                                    ------

Item 1.   Business.

Item 1 (a).  General Development of Business.

  The Rouse Company (the "Company") was incorporated as a business corporation under the laws of the State of Maryland in 1956. Its principal offices are located at The Rouse Company Building, Columbia, Maryland 21044. Its telephone number is (410) 992-6000. The Company, through its subsidiaries, affiliates and "Non-REIT Subsidiaries" (as defined below), is engaged or has a material financial interest in (i) the ownership, management, acquisition and development of income-producing and other real estate in the United States, including retail centers, office buildings, mixed-use projects, community retail centers and two hotels, and the management of one retail center in Canada, and (ii) the development and sale of land in Maryland, and Las Vegas, Nevada for residential, commercial and industrial uses.

DEVELOPMENTS IN 1997

     Election to be Taxed as a Real Estate Investment Trust and Related Matters

     In December 1997, the Company determined that it would elect to be taxed as a real estate investment trust (REIT) effective January 1, 1998. On December 31, 1997, The Rouse Company Incentive Compensation Statutory
     Trust (the "Trust"), an entity which is neither owned nor controlled by the Company, acquired 91% of the voting common stock of certain subsidiary companies for an aggregate consideration of $1,400,000. The Company retained the remaining voting stock of the companies ("Non-REIT Subsidiaries") and holds shares of nonvoting common and/or preferred stock and, in certain cases, mortgage loans receivable from the Non-REIT Subsidiaries which, taken together, comprise substantially all (at least 98%) of the financial interest in them.

     As a result of its disposition of the majority voting interest in the Non-REIT Subsidiaries, the Company began accounting for its investment in them using the equity method effective December 31, 1997. Due to its continuing financial interest in the Non-REIT Subsidiaries, the Company recognized no gain for financial reporting purposes on the sales of stock and the Non-REIT Subsidiaries did not adjust the cost basis of their assets and liabilities.

     The Company believes that it met the qualifications for REIT status as of December 31, 1997, and it intends to continue to meet the qualifications in the future and to distribute at least 100% of its REIT taxable income (determined by taking into account any net operating loss deduction) to stockholders in 1998 and subsequent years. Accordingly, management does not believe that the Company will be liable for payment of income taxes (except, possibly, in certain states) in those periods. The Company also intends to elect to be subject to the "built-in gain" rules under which taxes may be payable at the time and to the extent the net unrealized gains on its assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten year period following conversion. Due to the availability of the Company's net operating loss carryforward (which was approximately $281,000,000 at December 31, 1997) to offset any built-in gains which might be recognized, the potential for making nontaxable dispositions, if necessary (e.g., like-kind exchanges of properties), and the intent and ability of the Company to defer asset dispositions to periods when related gains will not be subject to built-in gains taxes, management does not believe that the Company will be liable for payment of taxes on built-in gains during the ten year period. Based on these considerations, management does not believe that the Company will be liable for income taxes at the Federal level or in most states in which it operates in future years. Accordingly, the Company eliminated substantially all ($158,433,000) of the deferred tax assets and liabilities it had recorded at December 31, 1997.

     A summary of the principal assets and operations of the Non-REIT Subsidiaries involved in the subject transactions is as follows:

     a) Ownership and management of 14 office and industrial buildings, 10 community retail centers, a hotel and a major regional retail center located in Columbia, Maryland.

     b) Ownership and development of approximately 1,600 acres of saleable land for residential and commercial uses in and around Columbia, Maryland, a master planned community.

     c) Ownership and development of approximately 10,400 acres of saleable land for residential and commercial uses primarily in Summerlin, Nevada, a master planned community, and Las Vegas, Nevada.

     d) Ownership of management contracts for approximately 28 retail centers and 71 office buildings.

     e) Ownership interests in various other operating property and land partnerships.

Item 1(b).  Financial Information About Industry Segments.

  Information required by Item 1(b) is incorporated herein by reference to note
     10 of the notes to consolidated financial statements included in the 1997 Annual Report to Shareholders.

  As noted in Item 1(a), the Company is a real estate company engaged, through its subsidiaries, affiliates and having a material financial interest, through its Non-REIT Subsidiaries, in most aspects of the real estate industry, including the management, acquisition and development of income-producing and other properties, both retail and commercial, community development and management, and land development. These business segments are further described below.

Item 1(c).  Narrative Description of Business.

  Operating Properties:
  --------------------

  As set forth in Item 2, at December 31, 1997, the 52 regional retail centers owned, in whole or in part, or operated by subsidiaries or affiliates of the Company or by Non-REIT Subsidiaries, aggregated 40,478,000 square feet, including 23,472,000 square feet owned by or leased to department stores. The activities involved in operating and managing retail centers include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market and consumer research, developing and implementing short- and long-term merchandising and leasing programs, assisting tenants in the presentation of their merchandise and the layout of their stores and store fronts, and maintaining the building and common areas.

  In conjunction with other partners or investors, the Company, through its subsidiaries and affiliates, acquires interests in completed retail centers, with the Company (or, beginning December 31, 1997, Non-REIT Subsidiaries) having management responsibility and earning incentive fees including, in some instances, equity interests in the centers. Affiliates of the Company (or, beginning December 31, 1997, Non-REIT Subsidiaries) also provide management services for centers developed and owned by others under management agreements that also provide for incentive fees and, in some instances, equity interests in the centers. As of December 31, 1997, Non-REIT Subsidiaries of the Company managed 14 such centers, which are included in the figures in the preceding paragraph and aggregated 10,586,000 square feet of leasable space, 5,779,000 square feet of which was department store space.

  The Howard Research And Development Corporation ("HRD", a Non-REIT Subsidiary of the Company) and its subsidiaries own and/or manage 14 office and industrial buildings with 2,323,000 square feet of leasable space, 10 community retail centers with 962,000 square feet of leasable space, The Mall in Columbia (which is included in the second preceding paragraph) and other properties and additional commercial space, including the 289-room Columbia Inn in Columbia, Maryland. Howard Hughes Properties, Limited Partnership ("HHPLP", a majority owned affiliate of the Company) and its subsidiaries and affiliates own and/or manage 59 office and industrial buildings with 3,486,000 square feet of leasable space and other properties in and around Las Vegas, Nevada and Los Angeles, California.

  Other subsidiaries of the Company own and operate 5 mixed-use projects with a total of 691,000 square feet of leasable retail space and 1,858,000 square feet of leasable office space. Other subsidiaries of the Company own, in whole or in part, 6 office buildings with total of 946,000 square feet of leasable office space. The Company also has a 5% interest in Rouse-Teachers Properties, Inc., which owns 29 office and industrial buildings with 4,601,000 square feet of space and 300 acres of land. A Non-REIT Subsidiary of the Company is responsible for the operation, management and development of all buildings and land owned by Rouse-Teachers Properties, Inc.

Development:
-----------

  The Company, through its subsidiaries, affiliates and Non-REIT Subsidiaries renovates and expands existing retail centers and develops suburban and downtown retail centers, mixed-use projects and master-planned business parks, primarily for ownership. In addition, the Company is capable of serving as the master developer for certain mixed-use projects, with the Company generally owning at least the retail component of such projects. The activities involved in the development, renovation and expansion of retail centers, mixed-use projects and master-planned business parks include: initial market and consumer research, evaluating and acquiring land sites, obtaining necessary public approvals, engaging architectural and engineering firms to design the project, estimating development costs, developing and testing pro forma operating statements, selecting a general contractor, arranging construction and permanent financing, identifying and obtaining department stores and other tenants, negotiating lease terms, negotiating partnership and joint venture agreements and promoting new, renovated or expanded retail centers, mixed-use projects and master-planned business parks.

  The Company and certain subsidiaries, affiliates and Non-REIT Subsidiaries are in the construction or development stage of announced projects, primarily the construction of a new retail center in Orlando, Florida, expansions of existing retail centers, expansions of existing mixed-use projects and expansions of existing master-planned business parks in Las Vegas, Nevada.

  Land Sales:
  ----------

  HRD, which became a Non-REIT Subsidiary on December 31, 1997, is the developing entity of Columbia, Maryland, which is located in the Baltimore-Washington corridor. HRD owns approximately 2,000 developable acres (1,600 saleable acres) of land in and around Columbia, and, through its subsidiaries and affiliates, develops and sells this land to builders and other developers for residential, commercial and industrial uses. The Hughes Corporation and Howard Hughes Properties, Inc. (collectively "Hughes", which became Non-REIT Subsidiaries of the Company on December 31,
     1997) and their subsidiaries and affiliates are the developing entities of Summerlin, Nevada, which is located immediately north and west of Las Vegas, Nevada. Hughes owns approximately 15,500 developable acres (10,400 saleable acres) of land in Summerlin, and develops and sells this land to builders and other developers for residential and commercial uses. Other affiliates or subsidiaries of the Company may also purchase some of this land for their own development purposes. Non-REIT Subsidiaries of the Company, directly or through affiliates, are also presently involved in community development and related land sales elsewhere in Maryland, and are developing or holding for sale parcels of land elsewhere in Nevada and California.

  In all aspects of the Company's business pertaining to the ownership, management, acquisition or development of income-producing and other real estate, the Company and its subsidiaries, affiliates and Non-REIT Subsidiaries, operate in highly competitive markets. With respect to the leasing and operation or management of developed properties, each project faces market competition from existing and future developments in its geographical market area.

     The Company's affiliates and Non-REIT Subsidiaries also face competition in and around Columbia, Maryland and Las Vegas, Nevada with respect to the development and sale of land for residential, commercial and industrial uses.

  Neither the Company's business, taken as a whole, nor any of its industry segments, is seasonal in nature.

  Federal, state and local statutes and regulations relating to the protection of the environment have previously had no material effect on the Company's business. Future development opportunities of the Company may involve additional capital and other expenditures in order to comply with such statues and regulations. It is impossible at this time to predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on the Company's operations. Compliance with such laws has had no material adverse effect on the operating results or competitive position of the Company in the past; the Company anticipates that they will have no material adverse effect on its future operating results or its competitive position in the industry.

  None of the Company's industry segments depends upon a single customer or a few customers, the loss of which would have a materially adverse effect on the segment. No customer accounts for 10 percent or more of the consolidated revenues of the Company.

  The Company, its subsidiaries and affiliates and Non-REIT Subsidiaries employ
     4,040 full-time and part-time employees at December 31, 1997.

Item 2. Properties.

  The Company leases its headquarters building (approximately 127,000 square feet) in Columbia, Maryland for an initial term of 30 years which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

  Information respecting the Company's operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table in pages 62 through 65 of Exhibit 13 to this Form 10-K. The ownership of virtually all properties is subject to mortgage financing. The table of projects includes properties managed by Non-REIT Subsidiaries of the Company for a fee as identified in notes (c) and (d) to the table. Excluding such managed properties, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of leases are exercised. The properties subject to such leases in whole or part (including properties owned by Non-REIT Subsidiaries) are as follows

                                                 Nature of                       Year of expiration
      Property                                    interest                            of lease
      --------                                   ---------                       ------------------
Arizona Center                         Leasehold                                 Various dates from
                                                                                 2017 to 2050
Augusta Mall                           Leasehold                                        2068
Bayside Marketplace                    Leasehold by joint venture                       2062
Columbia Mall, Inc.                    Leasehold and fee                                2000
  American City Building
Columbia Mall, Inc.                    Leasehold and fee                                2012
  Exhibit Building
Columbia Mall, Inc.                    Leasehold                                        2062
  Oakland Building
Echelon Mall                           Leasehold                                        2008
Fanueil Hall Marketplace               Leasehold                                        2074
First National Bank Plaza              Leasehold                                        2013
Franklin Park                          Leasehold and fee by joint venture               2024
The Gallery at Market East             Leasehold                                        2082

                                                 Nature of                                    Year of expiration
      Property                                    interest                                         of lease
      --------                                   ---------                                    ------------------
Governor's Square                      Leasehold by joint venture                                    2054
Greengate Mall                         Leasehold                                                     2070
Harborplace                            Leasehold                                                     2054
Highland Mall                          Leasehold and fee by joint venture                            2070
The Jacksonville Landing               Leasehold                                                     2057
Mall St. Matthews                      Leasehold                                                     2053
Midtown Square                         Leasehold                                                     2055
Pioneer Place                          Leasehold                                                     2076
Plymouth Meeting                       Leasehold                                                     2063
Riverwalk                              Leasehold and fee by joint venture                            2076
St. Louis Union Station                Leasehold                                                     2060
South Street Seaport                   Leasehold                                                     2031
Tampa Bay Center                       Leasehold and fee                                             2047
Westlake Center                        Leasehold by joint venture                                    2043

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

The executive officers of the Company as of March 27, 1998 are:

                                   Present office and            Date of election    Business or professional
                                   position with the             or appointment to   experience during the past
Executive Officer        Age       Company                       present office      five years
-----------------        ---       ------------------            ------------------  ------------------------------------------

Anthony W. Deering        53       Chairman of the Board,             2/25/97        Chairman of the Board, President and
                                   President and                      2/25/93        Chief Executive Officer of the Company;
                                   Chief Executive Officer            2/23/95        formerly President and Chief Executive
                                                                                     Officer of the Company;  President and
                                                                                     Chief Operating Officer of the Company;
                                                                                     and Executive Vice President  Finance
                                                                                     and Administration and Chief Financial
                                                                                     Officer of the Company

Jeffrey H. Donahue        51       Senior Vice-President              9/23/93        Senior Vice-President and Chief Financial
                                   Chief Financial Officer            9/23/93        Officer of the Company and Director of the
                                   and Director of the                8/17/93        Finance Division; formerly Vice-President
                                   Finance Division                                  and Treasurer Of the Company

John L. Goolsby           56       President and Chief                 9/1/88        President and Chief Executive Officer of
                                   Executive Officer of                              The Howard Hughes Corporation
                                   The Howard Hughes
                                   Corporation, a Non-REIT
                                   Subsidiary of the
                                   Company

Duke S. Kassolis          46       Senior Vice-President              9/23/93        Senior Vice-President and Director of
                                   and Director of Office             8/17/93        Office and Mixed-Use Operations of the
                                   and Mixed-Use Operations                          Company; formerly Vice-President and
                                                                                     Director of Office and Commercial
                                                                                     Properties of the Company

Executive Officers of the Registrant.


                                   Present office and            Date of election    Business or professional
                                   position with the             or appointment to   experience during the past
Executive Officer        Age       Company                       present office      five years
-----------------        ---       ------------------            ------------------  ------------------------------------------

Paul I. Latta, Jr.       54        Senior Vice-President              9/23/93        Senior Vice-President and Director
                                   And Director of Retail             8/17/93        Of Retail Operations of the Company;
                                   Operations                                        formerly Vice-President and Associate
                                                                                     Division Director, Operating Properties
                                                                                     Division of the Company

Douglas A. McGregor      55        Executive Vice-President           8/17/93        Executive Vice-President for Development
                                   for Development and                               and Operations of the Company; formerly
                                   Operations                                        Executive Vice-President  Development
                                                                                     and Director of the Office and Community
                                                                                     Development Division of the Company

Robert Minutoli          47        Senior Vice-President              9/23/93        Senior Vice-President and Director of
                                   and Director of                    8/17/93        New Business of the Company; formerly
                                   New Business                                      Vice-President for Development of the
                                                                                     Company

Robert D. Riedy          52        Senior Vice-President              9/23/93        Senior Vice-President and Director of
                                   and Director of Retail             8/17/93        Retail Leasing of the Company; formerly
                                   Leasing                                           Vice-President for Development of the
                                                                                     Company

Executive Officers of the Registrant.

                                   Present office and            Date of election    Business or professional
                                   position with the             or appointment to   experience during the past
Executive Officer        Age       Company                       present office      five years
-----------------        ---       ------------------            ------------------  ------------------------------------------

Alton J. Scavo           51        Senior Vice-President,             9/23/93        Senior Vice-President and Director of
                                   Director of the                    8/17/93        the Community Development Division of
                                   Community Development                             the Company and General Manager of
                                   Division and General                              Columbia; formerly Vice-President and
                                   Manager of Columbia                               Associate Director of the Community
                                                                                     Development Division of the Company

Jerome D. Smalley        48        Senior Vice-President              9/23/93        Senior Vice-President and Director of
                                   And Director of the                8/17/93        the Commercial and Office Development
                                   Commercial and Office                             Division of the Company; formerly Vice-
                                   Development Division                              President for Development

George L. Yungmann       55        Senior Vice-President,             9/23/93        Senior Vice-President and Controller of
                                   Controller and                     7/26/72        the Company and Director of the Controller's
                                   Director of the                    7/26/72        Division; formerly Vice-President, Controller
                                   Controller's Division                             and Director of the Controller's Division


The term of office of each officer is until election of a successor or otherwise at the pleasure of the Board of Directors.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer, except with respect to John L. Goolsby. See Exhibit 10 to this Form 10-K.

None of the above-listed officers has any family relationship with any director or other executive officer.

                                    Part II
                                    -------


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

          Information required by Item 5 is incorporated herein by reference to page 49 of Exhibit 13.

Item 6.   Selected Financial Data.
          Information required by Item 6 is incorporated by reference to page 48 of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Information required by Item 7 is incorporated herein by reference to pages 50 through 57 of Exhibit 13.

Item 8.   Financial Statements and Supplementary Data.

          Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-2.

          Supplementary data required by Item 8 are incorporated herein by reference to page 49 of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                   Part III
                                   --------

The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before April 3, 1998.

                                     III-1

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) 1. and 2.  Financial Statements and Schedules:

       Reference is made to the Index to Financial Statements and Schedules on page IV-2.

  (b)  Reports on Form 8-K:

       None.

                               The Rouse Company

                  Index to Financial Statements and Schedules

                                                                      Page
                                                                      ----

       Independent Auditors' Report                                   IV-3

       Financial Statements:
          The Rouse Company and Subsidiaries included on pages
            23 through 47 of Exhibit 13 incorporated herein by reference:
          Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Operations for the Years Ended
            December 31, 1997, 1996 and 1995
          Consolidated Statements of Changes in Shareholders' Equity
            for the Years Ended December 31, 1997, 1996 and 1995
          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1997, 1996 and 1995
          Notes to consolidated Financial Statements

        Schedules:

       The Rouse Company and Subsidiaries as of December 31, 1997 or for the years ended December 31, 1997, 1996 and 1995:

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

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


  The Board of Directors and Shareholders
  The Rouse Company:

  We have audited the consolidated financial statements and the related financial statement schedules of The Rouse Company and subsidiaries as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                         KPMG PEAT MARWICK LLP

  Baltimore, Maryland
  February 24, 1998

                                                                     Schedule II
                                                                     -----------

                      THE ROUSE COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                 Years ended December 31, 1997, 1996 and 1995

                                                                        Additions
                                                                --------------------------
                                                    Balance at  Charged to    Charged to                   Balance at
                                                    beginning   Costs and       other                        end of
                Descriptions                         of year     expenses      accounts      Deductions       year
                ------------                        ----------  ----------  --------------  -------------  ----------
                                                                           (in thousands)

Year ended December 31, 1997:
   Allowance for doubtful receivables                $28,153     $ 5,766      $     ---       $12,608 (1)     $21,311
                                                     =======     =======      =========       =======         =======
   Valuation allowance -- properties held for sale   $35,671     $26,249      $     ---       $23,968 (2)     $37,952
                                                     =======     =======      =========       =======         =======
   Preconstruction reserve                           $16,317     $ 2,800      $     ---       $ 1,766 (3)     $17,351
                                                     =======     =======      =========       =======         =======
Year ended December 31, 1996:
   Allowance for doubtful receivables                $24,468     $ 3,688      $   1,161       $ 1,164 (1)     $28,153
                                                     =======     =======      =========       =======         =======
   Valuation allowance -- properties held for sale   $15,589     $25,825      $     ---       $ 5,743 (2)     $35,671
                                                     =======     =======      =========       =======         =======
   Preconstruction reserve                           $15,379     $ 2,700      $     ---       $ 1,762 (3)     $16,317
                                                     =======     =======      =========       =======         =======
Year ended December 31, 1995:
   Allowance for doubtful receivables                $25,124     $ 3,318      $     ---       $ 3,974 (1)     $24,468
                                                     =======     =======      =========       =======         =======
   Valuation allowance -- properties held for sale   $   ---     $15,589      $     ---       $  ---          $15,589
                                                     =======     =======      =========       =======         =======
   Preconstruction reserve                           $14,109     $ 3,800      $     ---       $ 2,530 (3)     $15,379
                                                     =======     =======      =========       =======         =======

Notes:
  (1)  Balances written off as uncollectible.
  (2) Allowance related to properties sold or transferred to operating properties.
  (3)  Costs of unsuccessful projects written off.

                                                                    Schedule III
                                                                    ------------
                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                              Cost capitalized
                                       Initial cost to                         subsequent to          Gross amount at which carried
                                          Company                               acquisition                   at December 31, 1997
                          -------------------------------------------       --------------------      -----------------------------
                                                                                                              Buildings
                                                            Buildings                                            and
                             Encum-                            and                      Carrying               Improve-
                            brances                         Improve-        Improve-      costs                 ments
Description                 (note 4)           Land           ments          ments       (note 2)      Land    (note 3)      Total
-----------                 -------            ----         --------        --------    ---------      ----   ---------      -----
                                                                     (In  thousands)
Operating Properties:

Woodbridge Center           $134,231         $26,301        $     --         $117,800   $    --      $26,301  $117,800     $144,101
  Retail Center
  Woodbridge, NJ

South Street Seaport          60,297              --               --         141,534        --           --   141,534      141,534
  Retail Center
  New York, NY

Arizona Center               105,585              97               --         138,357        --           97   138,357      138,454
  Mixed-use project
  Phoenix, AZ

Beachwood Place              121,058          10,673               --         120,914        --       10,673   120,914      131,587
  Retail Center
  Beachwood, OH

Fashion Show Mall             75,150          26,776           97,017           1,552        --       26,776    98,569      125,345
  Retail Center
  Las Vegas, NV

Pioneer Place                 96,341              --               --         122,790        --           --   122,790      122,790
  Mixed-use project
  Portland, OR

Westlake Center               93,954          10,582               --         102,991        --       10,582   102,991      113,573
  Mixed-use project
  Seattle, WA


                                                                                                              Life on which
                                                                                                          depreciation in latest
                                       Accumulated depreciation      Date of completion       Date           income statement
Description                               and amortization            of construction       acquired           is computed
-----------                            ------------------------      -------------------    --------      ----------------------
                                                                       (In thousands)
Operating Properties:

Woodbridge Center                               $24,614                    03/71              N/A                  Note 8
  Retail Center
  Woodbridge, NJ

South Street Seaport                             24,266                    07/83              N/A                  Note 8
  Retail Center
  New York, NY

Arizona Center                                   26,247                    07/83              N/A                  Note 8
  Mixed-use project
  Phoenix, AZ

Beachwood Place                                   8,628                    08/78              N/A                  Note 8
  Retail Center
  Beachwood, OH

Fashion Show Mall                                 3,806                    03/81             06/96                 Note 8
  Retail Center
  Las Vegas, NV

Pioneer Place                                    23,364                    03/90              N/A                  Note 8
  Mixed-use project
  Portland, OR

Westlake Center                                  25,526                    10/88              N/A                  Note 8
  Mixed-use project
  Seattle, WA

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                      Cost capitalized
                                               Initial cost to         subsequent to            Gross amount at which carried
                                                   Company              acquisition                  at December 31, 1997
                                            --------------------    ---------------------     ---------------------------------
                                                                                                         Buildings
                                                       Buildings                                            and
                                 Encum-                   and                    Carrying                Improve-
                                brances                Improve-     Improve-      costs                    ments
Description                     (note 4)      Land       ments        ments      (note 2)       Land      (note 3)       Total
--------------                  --------     ------    ---------    ---------    --------      ------    ---------      -------
                                                                         (in thousands)
The Gallery at Harborplace       107,894      6,648          --       104,034        --         6,648      104,034      110,682
  Mixed-use project
  Baltimore, MD

Owings Mills                      61,000     13,408          --        87,661        --        13,408       87,661      101,069
  Retail Center
  Baltimore, MD

Bayside Marketplace               83,310         --          --        97,915        --            --       97,915       97,915
  Retail Center
  Miami, FL

Mall St. Matthews                 72,072         --          --        94,668        --            --       94,668       94,668
  Retail Center
  Louisville, KY

Paramus Park                      70,353     13,475          --        69,614        --        13,475       69,614       83,089
  Retail Center
  Paramus, NJ

Moorestown Mall                   42,000     12,169      67,043            --        --        12,169       67,043       79,212
  Retail Center
  Burlington County, NJ

Santa Monica Place                    --      5,088          --        68,740        --         5,088       68,740       73,828
  Retail Center
  Santa Monica, CA

Faneuil Mall Marketplace          53,910         --          --        73,099        --            --       73,099       73,099
  Retail Center
  Boston, MA

                                                                                                       Life on which
                                                                                                   depreciation in latest
                                 Accumulated depreciation     Date of completion        Date          income statement
Description                          and amortization          of construction        acquired          is computed
--------------                   ------------------------     ------------------      --------     ----------------------
                                                                     (in thousands)
The Gallery at Harborplace                 24,823                   09/87                N/A               Note 8
  Mixed-use project
  Baltimore, MD

Owings Mills                               11,941                   07/86                N/A               Note 8
  Retail Center
  Baltimore, MD

Bayside Marketplace                        16,614                   04/87                N/A               Note 8
  Retail Center
  Miami, FL

Mall St. Matthews                          15,176                   03/62                N/A               Note 8
  Retail Center
  Louisville, KY

Paramus Park                                8,524                   03/74                N/A               Note 8
  Retail Center
  Paramus, NJ

Moorestown Mall                                --                   03/63               12/97              Note 8
  Retail Center
  Burlington County, NJ

Santa Monica Place                         10,379                   10/80                N/A               Note 8
  Retail Center
  Santa Monica, CA

Faneuil Mall Marketplace                   11,459                   08/76                N/A               Note 8
  Retail Center
  Boston, MA

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                      Cost capitalized
                                               Initial cost to         subsequent to            Gross amount at which carried
                                                   Company              acquisition                 at December 31, 1997
                                            --------------------    ---------------------     ---------------------------------
                                                                                                         Buildings
                                                       Buildings                                            and
                                 Encum-                   and                    Carrying                Improve-
                                brances                Improve-     Improve-      costs                    ments
Description                     (note 4)      Land       ments        ments      (note 2)       Land      (note 3)       Total
--------------                  --------     ------    ---------    ---------    --------      ------    ---------      -------
                                                                         (in thousands)
Cherry Hill Mall                  79,070     14,767         --         57,536        --        14,767       57,536       72,303
  Retail Center
  Cherry Hill, NJ

Oakwood Center                    54,116     14,750         --         56,959        --        14,750       56,959       71,709
  Retail Center
  Gretna, LA

Augusta Mall                      62,783      5,397         --         65,720        --         5,397       65,720       71,117
  Retail Center
  Augusta, GA

Hulen Mall                        64,808      5,064         --         65,336        --         5,064       65,336       70,400
  Retail Center
  Ft. Worth, TX

Riverwalk                         10,627         --         --         69,900        --            --       69,900       69,900
  Retail Center
  New Orleans, LA

St. Louis Union Station               --         --         --         67,497        --            --       67,497       67,497
  Retail Center
  St. Louis, MO

Echelon Mall                      60,294      6,160         --         54,615        --         6,160       54,615       60,775
  Retail Center
  Voorhees, NJ

                                                                                                       Life on which
                                                                                                   depreciation in latest
                                 Accumulated depreciation     Date of completion        Date          income statement
Description                          and amortization          of construction        acquired          is computed
--------------                   ------------------------     ------------------      --------     ----------------------
                                                                     (in thousands)
Cherry Hill Mall                           17,135                   10/61                N/A               Note 8
  Retail Center
  Cherry Hill, NJ

Oakwood Center                              8,309                   10/82                N/A               Note 8
  Retail Center
  Gretna, LA

Augusta Mall                                6,873                   08/78                N/A               Note 8
  Retail Center
  Augusta, GA

Hulen Mall                                 10,618                   08/77                N/A               Note 8
  Retail Center
  Ft. Worth, TX

Riverwalk                                  10,349                   08/86                N/A               Note 8
  Retail Center
  New Orleans, LA

St. Louis Union Station                    18,110                   08/85                N/A               Note 8
  Retail Center
  St. Louis, MO

Echelon Mall                               11,615                   09/70                N/A               Note 8
  Retail Center
  Voorhees, NJ

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                      Cost capitalized
                                               Initial cost to         subsequent to            Gross amount at which carried
                                                   Company              acquisition                 at December 31, 1997
                                            --------------------    ---------------------     ---------------------------------
                                                                                                         Buildings
                                                       Buildings                                            and
                                 Encum-                   and                    Carrying                Improve-
                                brances                Improve-     Improve-      costs                    ments
Description                     (note 4)      Land       ments        ments      (note 2)       Land      (note 3)       Total
--------------                  --------     ------    ---------    ---------    --------      ------    ---------      -------
                                                                         (in thousands)
Harborplace                       37,249         --         --        51,573         --            --       51,573       51,573
  Retail Center
  Baltimore, MD

Blue Cross &
Blue Shield Building I            33,508      1,000         --        44,756         --         1,000       44,756       45,756
  Office Building
  Baltimore, MD

3800 Howard
Hughes Parkway                    39,941      3,676     39,014         1,152         --         3,676       40,166       43,842
  Office Building
  Las Vegas, NV

The Jacksonville Landing          13,511         --         --        32,549         --            --       32,549       32,549
  Retail Center
  Jacksonville, FL

Tampa Bay Center                  46,488        920         --        31,152         --           920       31,152       32,072
  Retail Center
  Tampa, FL

Governor's Square                 27,429         --         --        31,902         --            --       31,902       31,902
  Retail Center
  Tallahassee, FL

Village of Cross Keys                 --        910         --        30,889         --           910       30,889       31,799
  Mixed-use project
  Baltimore, MD

                                                                                                       Life on which
                                                                                                   depreciation in latest
                                 Accumulated depreciation     Date of completion        Date          income statement
Description                          and amortization          of construction        acquired          is computed
--------------                   ------------------------     ------------------      --------     ----------------------
                                                                     (in thousands)
Harborplace                                11,390                   07/80                N/A               Note 8
  Retail Center
  Baltimore, MD

Blue Cross &                                8,981                   07/89                N/A               Note 8
Blue Shield Building I
  Office Building
  Baltimore, MD

3800 Howard                                 2,346                   11/86               06/96              Note 8
Hughes Parkway
  Office Building
  Las Vegas, NV

The Jacksonville Landing                   10,270                   06/87                N/A               Note 8
  Retail Center
  Jacksonville, FL

Tampa Bay Center                            9,876                   08/79                N/A               Note 8
  Retail Center
  Tampa, FL

Governor's Square                           4,472                   08/79                N/A               Note 8
  Retail Center
  Tallahassee, FL

Village of Cross Keys                       9,923                   09/65                N/A               Note 8
  Mixed-use project
  Baltimore, MD

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                      Cost capitalized
                                               Initial cost to         subsequent to            Gross amount at which carried
                                                   Company              acquisition                 at December 31, 1997
                                            --------------------    ---------------------     ---------------------------------
                                                                                                         Buildings
                                                       Buildings                                            and
                                 Encum-                   and                    Carrying                Improve-
                                brances                Improve-     Improve-      costs                    ments
Description                     (note 4)      Land       ments        ments      (note 2)       Land      (note 3)       Total
--------------                  --------     ------    ---------    ---------    --------      ------    ---------      -------
                                                                         (in thousands)
White Marsh                       41,705        316          --        31,352        --           316       31,352       31,668
  Retail Center
  Baltimore, MD

North Star                            --        168          --        30,323        --           168       30,323       30,491
  Retail Center
  San Antonio, TX

Plymouth Meeting                      --        702          --        29,259        --           702       29,259       29,961
  Retail Center
  Montgomery County, PA

Willowbrook                       38,434        853          --        28,789        --           853       28,789       29,642
  Retail Center
  Wayne, NJ

Exton Square                       7,369      1,408          --        26,663        --         1,408       26,663       28,071
  Retail Center
  Exton, PA

3773 Howard
Hughes Parkway                    22,715      1,764      22,964         2,953        --         1,764       25,917       27,681
  Office Building
  Las Vegas, NV

Alexander &
Alexander Building I              21,529      1,000          --        24,605        --         1,000       24,605       25,605
  Office Building
  Baltimore, MD

                                                                                                       Life on which
                                                                                                   depreciation in latest
                                 Accumulated depreciation     Date of completion        Date          income statement
Description                          and amortization          of construction        acquired          is computed
--------------                   ------------------------     ------------------      --------     ----------------------
                                                                     (in thousands)
White Marsh                                 8,416                   08/81                N/A               Note 8
  Retail Center
  Baltimore, MD

North Star                                  7,998                   09/60                N/A               Note 8
  Retail Center
  San Antonio, TX

Plymouth Meeting                           12,249                   02/66                N/A               Note 8
  Retail Center
  Montgomery County, PA

Willowbrook                                 6,482                   09/69                N/A               Note 8
  Retail Center
  Wayne, NJ

Exton Square                                9,139                   03/73                N/A               Note 8
  Retail Center
  Exton, PA

3773 Howard
Hughes Parkway                                931                   11/95               06/96              Note 8
  Office Building
  Las Vegas, NV

Alexander &
Alexander Building I                        5,805                   09/87                N/A               Note 8
  Office Building
  Baltimore, MD

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                          Cost capitalized
                                                      Initial cost to      subsequent to      Gross amount at which carried
                                                          Company            acqisition          at December 31, 1997
                                                    -------------------  -------------------  -----------------------------
                                                                                                       Buildings
                                                              Buildings                                   and
                                          Encum-                and                Carrying            Improve-
                                         brances              Improve-   Improve-    costs               ments
Description                              (note 4)      Land     ments      ments    (note 2)   Land     (note 3)     Total
-----------                             ----------  --------  ---------  --------- ---------  ------   ----------   -------
                                                                        (in thousands)
The Gallery at Market East                     --         --       --      23,916     --        --    23,916     23,916
  Retail Center
  Philadelphia, PA

Perimeter Mall                                 --         --       --      22,086     --        --    22,086     22,086
  Retail Center
  Atlanta, GA

Franklin Park                              25,498        653       --      20,908     --       653    20,908     21,561
  Retail Center
  Toledo, OH

The Grand Avenue                            4,442         --       --      20,768     --        --    20,768     20,768
  Retail Center
  Milwaukee, WI

Mondawmin                                   5,008      2,251       --      17,973     --     2,251    17,973     20,224
  Retail Center
  Baltimore, MD

Highland Mall                               6,059         13       --      17,701     --        13    17,701     17,714
  Retail Center
  Austin, TX

Blue Cross &
Blue Shield Building II                    12,222      1,000       --      16,542     --     1,000    16,542     17,542
  Office Building
  Baltimore, MD


                                                                                                       Life on which
                                                                                                  depreciation in latest
                                       Accumulated depreciation   Date of completion    Date         income statement
                                          and amortization         of construction     acquired        is computed
                                       ------------------------   ------------------   --------   ----------------------
The Gallery at Market East                        6,985                  08/77            N/A             Note 8
  Retail Center
  Philadelphia, PA

Perimeter Mall                                    6,324                  08/71            N/A             Note 8
  Retail Center
  Atlanta, GA

Franklin Park                                     4,685                  07/71            N/A             Note 8
  Retail Center
  Toledo, OH

The Grand Avenue                                 10,063                  08/82            N/A             Note 8
  Retail Center
  Milwaukee, WI

Mondawmin                                         6,757                  01/78            N/A             Note 8
  Retail Center
  Baltimore, MD

Highland Mall                                     5,592                  08/71            N/A             Note 8
  Retail Center
  Austin, TX

Blue Cross &
Blue Shield Building II                           2,942                  08/90            N/A             Note 8
  Office Building
  Baltimore, MD

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997



                                                                          Cost capitalized
                                                      Initial cost to      subsequent to      Gross amount at which carried
                                                          Company            acqisition          at December 31, 1997
                                                    -------------------  -------------------  -----------------------------
                                                                                                       Buildings
                                                              Buildings                                   and
                                          Encum-                and                 Carrying           Improve-
                                         brances              Improve-    Improve-    costs              ments
Description                              (note 4)      Land     ments      ments    (note 2)   Land     (note 3)     Total
-----------                             ----------  --------  ---------  --------- ---------  ------   ----------   -------
                                                                        (in thousands)

Alexander &
Alexander Building II                      11,851        650        --       16,816      --     650       16,816     17,466
  Office Building
  Baltimore, MD

3753/3763 Howard
Hughes Parkway                             11,216      3,901    12,199          237      --   3,901       12,436     16,337
  Office Building
  Las Vegas, NV

Midtown Square                                 --         --        --       14,759      --      --       14,759     14,759
  Retail Center
  Charlotte, NC

3930 Howard
Hughes Parkway                              7,350      3,155    11,448           27      --   3,155       11,475     14,630
  Office Building
  Las Vegas, NV

Canyon Center                                  --      2,091     7,197        4,924      --   2,091       12,121     14,212
  Office Building
  Las Vegas, NV

Crossing Business
Center Phase III                            8,666      2,883     1,481        8,254      --   2,883        9,735     12,618
  Office Building
  Las Vegas, NV


                                                                                                       Life on which
                                                                                                  depreciation in latest
                                       Accumulated depreciation   Date of completion    Date         income statement
                                          and amortization         of construction     acquired        is computed
                                       ------------------------   ------------------   --------   ----------------------

Alexander &
Alexander Building II                          5,696                    11/88            N/A            Note 8
  Office Building
  Baltimore, MD

3753/3763 Howard
Hughes Parkway                                   597                    10/91            06/96          Note 8
  Office Building
  Las Vegas, NV

Midtown Square                                10,002                    10/59            N/A            Note 8
  Retail Center
  Charlotte, NC

3930 Howard
Hughes Parkway                                   731                    12/94            06/96          Note 8
  Office Building
  Las Vegas, NV

Canyon Center                                    235                    03/98            06/96          Note 8
  Office Building
  Las Vegas, NV

Crossing Business
Center Phase III                                 413                    09/96            06/96          Note 8
  Office Building
  Las Vegas, NV

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997


                                                                          Cost capitalized
                                                      Initial cost to      subsequent to      Gross amount at which carried
                                                          Company            acqisition          at December 31, 1997
                                                    -------------------  -------------------  -----------------------------
                                                              Buildings                                Buildings
                                         Encum-                  and               Carrying            Improve-
                                         brances              Improve-   Improve-    costs               ments
Description                              (note 4)      Land     ments      ments    (note 2)   Land     (note 3)     Total
-----------                             ----------  --------  ---------  --------- ---------  ------   ----------   -------
                                                                        (in thousands)

3980 Howard                                10,740       881     5,607      5,947        --      881       11,554     12,435
Hughes Parkway
  Office Building
  Las Vegas, NV

Crossing Business
Center Phase I                              7,820     1,347     8,077         80        --    1,347        8,157      9,504
  Office Building
  Las Vegas, NV

3770 Howard
Hughes Parkway                              5,645       702     8,129        425        --      702        8,554      9.256
  Office Building
  Las Vegas, NV

Metro Plaza                                   686       202        --      8,038        --      202        8,038      8,240
  Retail Center
  Baltimore, MD

Montgomery Ward                             6,312       616     7,320         36        --      616        7,356      7,972
  Office Building
  Las Vegas, NV

Crossing Business
Center Phase II                             5,686       363     7,426       (215)       --      363        7,211      7,574
  Office Building
  Las Vegas, NV


                                                                                                       Life on which
                                                                                                  depreciation in latest
                                       Accumulated depreciation   Date of completion    Date         income statement
                                          and amortization         of construction     acquired        is computed
                                       ------------------------   ------------------   --------   ----------------------

3980 Howard                                      177                    04/97           06/96           Note 8
Hughes Parkway
  Office Building
  Las Vegas, NV

Crossing Business
Center Phase I                                   312                    12/94           06/96           Note 8
  Office Building
  Las Vegas, NV

3770 Howard
Hughes Parkway                                   527                    10/90           06/96           Note 8
  Office Building
  Las Vegas, NV

Metro Plaza                                    3,435                    N/A             12/82           Note 8
  Retail Center
  Baltimore, MD

Montgomery Ward                                  331                    10/95           06/96           Note 8
  Office Building
  Las Vegas, NV

Crossing Business
Center Phase II                                  271                    12/95           06/96           Note 8
  Office Building
  Las Vegas, NV

   Schedule III continued
   ----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                          Cost capitalized
                                                      Initial cost to      subsequent to      Gross amount at which carried
                                                          Company            acqisition          at December 31, 1997
                                                    -------------------  -------------------  -----------------------------
                                                                                                      Buildings
                                                              Buildings                                  and
                                          Encum-                and                Carrying            Improve-
                                         brances              Improve-   Improve-    costs               ments
Description                              (note 4)      Land     ments      ments    (note 2)   Land     (note 3)     Total
-----------                             ----------  --------  ---------  --------- ---------  ------   ----------   -------
                                                                        (in thousands)
Equinox @ CBC                               7,171    1,257         398       5,696     --      1,257       6,094      7,351
  Office Building
  Las Vegas, NV

Raytheon Building                              --      429       6,293         (59)    --        429       6,234      6,663
  Office Building
  Las Vegas, NV

840 Grier                                   6,233      967       1,537       4,081     --        967       5,618      6,585
  Office Building
  Las Vegas, NV

First National Bank Plaza                   5,357       --          --       6,330     --         --       6,330      6,330
  Office Building
  Mt. Prospect, IL

Plaza East                                  4,718      925       5,384          (6)    --        925       5,378      6,303
  Office Building
  Las Vegas, NV

420 Pilot Road                              4,195    1,080        (108)      5,242     --      1,080       5,134      6,214
  Office Building
  Las Vegas, NV

Plaza West                                  4,476      198       5,444         103     --        198       5,547      5,745
  Office Building
  Las Vegas, NV


                                                                                                       Life on which
                                                                                                  depreciation in latest
                                       Accumulated depreciation   Date of completion    Date         income statement
                                          and amortization         of construction     acquired        is computed
                                       ------------------------   ------------------   --------   ----------------------

Equinox @ CBC                                     42                    12/97           06/96           Note 8
  Office Building
  Las Vegas, NV

Raytheon Building                                226                    11/92           06/96           Note 8
  Office Building
  Las Vegas, NV

840 Grier                                        114                    03/97           06/96           Note 8
  Office Building
  Las Vegas, NV

First National Bank Plaza                      1,753                    07/81           N/A             Note 8
  Office Building
  Mt. Prospect, IL

Plaza East                                       251                    12/93           06/96           Note 8
  Office Building
  Las Vegas, NV

420 Pilot Road                                   226                    09/96           06/96           Note 8
  Office Building
  Las Vegas, NV

Plaza West                                       222                    11/95           06/96           Note 8
  Office Building
  Las Vegas, NV

                                                          Schedule III continued
                                                          ----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                          Cost capitalized
                                            Initial cost                   subsequent to       Gross amount at  which carried
                                             to Company                     acquisition             at December 31, 1997
                                        --------------------             -------------------   -------------------------------
                                                                                                       Buildings
                                                         Buildings                                       and
                                    Encum-                  and                     Carrying           Improve-
                                   brances               Improve-        Improve-    costs               ments
Description                        (note 4)     Land      ments           ments     (note 2)    Land    (note 3)     Total
--------------------------------  ----------  --------  ----------       --------   --------   ------  ----------   --------
                                                                       (in thousands)
975 Kelly Johnson Drive                3,985       383       5,289             --        --        383      5,289      5,672
  Office Building
  Las Vegas, NV

980 Kelly Johnson Drive                3,385       827       4,843             --        --        827      4,843      5,670
  Office Building
  Las Vegas, NV

Other properties and
related investments
less than 5% of total                 65,477    21,089      76,778         49,489        --     21,089    126,267    147,356
                                   ---------   -------     -------      ---------   -------    -------  ---------  ---------

Total Operating Properties         2,072,929   231,935     400,780      2,447,247        --    231,935  2,848,027  3,079,962
                                   ---------   -------     -------      ---------   -------    -------  ---------  ---------

Properties in Development

Oviedo Marketplace                    46,296    11,951          --         72,493        --     11,951     72,493     84,444
Retail Center under development
Orlando, FL

Various Office Park Expansions            --    10,159          --         10,943        --     10,159     10,943     21,102
Las Vegas, NV

Arizona Center                            --        --          --         16,373        --         --     16,373     16,373
Developed/developable land
under master lease
Phoenix, AZ

                                                                                                            Life on which
                                                                                                        depreciation in latest
                                            Accumulated depreciation    Date of completion      Date       income statement
Description                                     and amortization         of constrtuction     acquired        is computed
--------------------------------            ------------------------    ------------------    --------  ----------------------
                                                                                (in thousands)
975 Kelly Johnson Drive                                   246                      11/90            06/96            Note 8
  Office Building
  Las Vegas, NV

980 Kelly Johnson Drive                                   223                      05/92            06/96            Note 8
  Office Building
  Las Vegas, NV

Other properties and
related investments
less than 5% of total                                  16,197
                                                     --------

Total Operating Properties                            515,229
                                                      -------
Properties in Development

Oviedo Marketplace                                         --                      N/A              N/A              N/A
Retail Center under development
Orlando, FL

Various Office Park Expansions                             --                      N/A              06/96            N/A
Las Vegas, NV

Arizona Center                                             --                      N/A              N/A              N/A
Developed/developable land
under master lease
Phoenix, AZ

                                                          Schedule III continued
                                                          ----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                          Cost capitalized
                                              Initial cost                  subsequent to    Gross amount at  which carried
                                              to Company                     acquisition          at December 31, 1997
                                              --------------------       -------------------   -------------------------------
                                                                                                       Buildings
                                                         Buildings                                     and
                                    Encum-                  and                     Carrying           Improve-
                                   brances               Improve-        Improve-     costs             ments
Description                        (note 4)   Land         ments         ments      (note 2)   Land     (note 3)      Total
--------------------------------  ----------  --------  ----------       --------   --------   ------  ----------   --------
                                                                       (in thousands)

Perimeter Mall Expansion                  --       --        --            23,232        --        --      23,232     23,232
  Expansion of retail center
  Atlanta, GA

Owings Mills Expansion                    --    8,380        --            10,721        --     8,380      10,721     19,101
  Expansion of retail center
  Baltimore County, MD

3960 Howard Hughes Parkway                --      794        --            13,440        --       794      13,440     14,234
  Office Building under
  development
  Las Vegas, NV

Plymouth Meeting Expansion                --       --        --            13,509        --        --      13,509     13,509
  Expansion of retail center
  Montgomery County, PA

Exton Square Expansion                    --    3,251        --             7,885        --     3,251       7,885     11,136
  Expansion of retail center
  Exton, PA

Canyon Center                             --    1,722        --             4,751        --     1,722       4,751      6,473
  Office Building under
  development
  Las Vegas, NV





                                                                                                            Life on which
                                                                                                        depreciation in latest
                                            Accumulated depreciation    Date of completion      Date       income statement
Description                                     and amortization         of constrtuction     acquired        is computed
--------------------------------            ------------------------    ------------------    --------  ----------------------
                                                                                (in thousands)

Perimeter Mall Expansion                               --                       N/A                 N/A              N/A
  Expansion of retail center
  Atlanta, GA

Owings Mills Expansion                                 --                       N/A                 N/A              N/A
  Expansion of retail center
  Baltimore County, MD

3960 Howard Hughes Parkway                             --                       N/A                06/96             N/A
  Office Building under development
  Las Vegas, NV

Plymouth Meeting Expansion                             --                       N/A                 N/A              N/A
  Expansion of retail center
  Montgomery County, PA

Exton Square Expansion                                 --                       N/A                 N/A              N/A
  Expansion of retail center
  Exton, PA

Canyon Center                                          --                       N/A                06/96             N/A
  Office Building under development
  Las Vegas, NV

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997

                                                                      Cost capitalized
                                               Initial cost to         subsequent to            Gross amount at which carried
                                                   Company              acquidsition                 at December 31, 1997
                                            --------------------    ---------------------     ---------------------------------
                                                                                                         Buildings
                                                       Buildings                                            and
                                 Encum-                   and                    Carrying                Improve-
                                brances                Improve-     Improve-      costs                    ments
Description                     (note 4)      Land       ments        ments      (note 2)       Land      (note 3)       Total
--------------                  --------     ------    ---------    ---------    --------      ------    ---------      -------
                                                                         (in thousands)
White Marsh Expansion                 --     4,074            --        1,225          --       4,074       1,225         5,299
  Expansion of retail center
  Baltimore, MD

Arizona Center Theatre                --        --            --        4,079          --          --       4,079         4,079
  Expansion of mixed-use
  project
  Phoenix, AZ

Paramus Park Expansion                --        --            --        4,392          --          --       4,392         4,392
  Expansion of retail center
  Paramus, NJ

Oakwood Expansion                     --     1,188            --        2,486          --       1,188       2,486         3,674
  Expansion of retail center
  Gretna, LA

Preconstruction costs                 --        --            --       16,659          --          --      16,659        16,659
various projects

Preconstruction reserve               --        --            --      (17,351)         --          --     (17,351)      (17,351)

Other projects less than
5% of total                           --       432            --        5,561          --         432      5,561          5,993
                                 -------    ------  ------------     --------     -------     -------   --------       --------
Total Properties in
 Development                      46,296    41,951            --      190,398          --      41,951    190,398        232,349
                                 -------   -------  ------------     --------     -------     -------   --------       --------

                                                                                                       Life on which
                                                                                                   depreciation in latest
                                 Accumulated depreciation     Date of completion        Date          income statement
Description                          and amortization          of construction        acquired          is computed
--------------                   ------------------------     ------------------      --------     ----------------------
                                                                     (in thousands)
White Marsh Expansion                       --                          N/A             06/95                N/A
  Expansion of retail center
  Baltimore, MD

Arizona Center Theatre                      --                           N/A              N/A                N/A
  Expansion of mixed-use
  project
  Phoenix, AZ

Paramus Park Expansion                      --                           N/A              N/A                N/A
  Expansion of retail center
  Paramus, NJ

Oakwood Expansion                          N/A                           N/A              N/A                N/A
  Expansion of retail center
  Gretna, LA

Preconstruction costs                      N/A                           N/A              N/A                N/A
various projects

Preconstruction reserve                    N/A                           N/A              N/A                N/A

Other projects less than                   N/A                           N/A              N/A                N/A
5% of total

Total Properties in
 Development

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1997


                                                                          Cost capitalized
                                                      Initial cost to      subsequent to      Gross amount at which carried
                                                          Company            acqisition          at December 31, 1997
                                                    -------------------  -------------------  -----------------------------
                                                              Buildings                                Buildings
                                         Encum-                  and               Carrying            Improve-
                                         brances              Improve-   Improve-    costs               ments
Description                              (note 4)      Land     ments      ments    (note 2)   Land     (note 3)     Total
-----------                             ----------  --------  ---------  --------- ---------  ------   ----------   -------
                                                                        (in thousands)

Properties held for sale:

Village of Cross Keys Inn                   --         --          --        7,795     --       --        7,795      7,795
  Hotel
  Baltimore, MD

Salem Mall                              35,193      1,285          --       21,355     --    1,285       21,355     22,640
  Retail Center
  Dayton, OH

Eastfield Mall                           5,000      1,077          --       11,281     --    1,077       11,281     12,358
  Retail Center
  Springfield, MA

Spectrum Club                               --        137       1,229        1,016     --      137        2,245      2,382
  Office Building
  Las Vegas, NV

Other Properties held for
sale, less than 5% of total                 --        291          --       12,538     --      291       12,538     12,829

Valuation allowance                         --         --          --      (37,952)    --       --      (37,952)   (37,952)
                                     ---------  ---------   ---------    ---------  -----  -------    ---------  ---------
Total Properties held
for sale                                40,193      2,790       1,229       16,033     --    2,790       17,26      20,052
                                     ---------  ---------   ---------    ---------  -----  -------    ---------  ---------
Total Property                       2,159,418    274,258     402,009    2,656,096     --  274,258    3,058,105  3,332,363
                                     =========  =========   =========    =========  =====  =======    =========  =========

                                                                                                       Life on which
                                                                                                  depreciation in latest
                                       Accumulated depreciation   Date of completion    Date         income statement
                                          and amortization         of construction     acquired        is computed
                                       ------------------------   ------------------   --------   ----------------------



Properties held for sale:
Village of Cross Keys Inn                        --                     09/65           N/A             N/A
  Hotel
  Baltimore, MD

Salem Mall                                       --                     10/66           N/A             N/A
  Retail Center
  Dayton, OH

Eastfield Mall                                   --                     04/68           N/A             N/A
  Retail Center
  Springfield, MA

Spectrum Club                                    --                     09/93           06/96           N/A
  Office Building
  Las Vegas, NV

Other Properties held for                        --
sale, less than 5% of total

Valuation allowance                              --

Total Properties held                            --
for sale
                                       -----------------
Total Property                              515,229
                                       =================

                                                          Schedule III continued
                                                          ----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1997

Notes:

(1) Reference is made to notes 1, 2, 3, 4, 8, 11, 12 and 16 to the consolidated financial statements. Land was generally acquired one to three years before completion of construction.

(2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3) Buildings and improvements include deferred costs of $111,455,000 at December 31, 1997.

(4) Encumbrances on office buildings are included in operating property encumbrances.

(5) The changes in total cost of properties for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                                        1997                  1996                  1995
                                                                  ----------            ----------            ----------

       Balance at beginning of year                               $3,691,600            $3,052,873            $2,994,412
       Additions, at cost                                            317,705               158,205                73,155
       Cost of properties acquired                                    84,743               602,944                78,605
       Additions to land held for
         development and sale                                        134,447                48,474                16,091
       Cost of land sales                                           (131,310)              (57,204)              (14,214)
       Retirements, sales and other
          dispositions                                              (114,435)              (85,167)              (75,787)
       Property of subsidiaries in which a
          majority voting interest was sold
          to an affiliate                                           (621,338)                  ---                   ---
       Additions to preconstruction reserve                           (2,800)               (2,700)               (3,800)
       Provision for loss on operating properties                    (26,249)              (25,825)              (15,589)
                                                                  ----------            ----------            ----------
       Balance at end of year                                     $3,332,363            $3,691,600            $3,052,873
                                                                  ==========            ==========            ==========

                                                          Schedule III continued
                                                          ----------------------
                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1997

Notes:

(6) The changes in accumulated depreciation and amortization for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):


                                                         1997           1996           1995
                                                    --------------  -------------   -----------
       Balance at beginning of year                      $ 552,201      $ 519,319     $ 490,158
       Depreciation and amortization
          charged to operations                             86,009         79,990        73,062
       Retirements, sales and other, net                   (50,814)       (47,108)      (43,901)
       Accumulated depreciation on property of
          subsidiaries in which a majority
          voting interest was sold to an
          affiliate                                        (72,167)           ---           ---
                                                         ---------      ---------     ---------
       Balance at end of year                            $ 515,229      $ 552,201     $ 519,319
                                                         =========      =========     =========

(7) The aggregate cost of properties for Federal income tax purposes is approximately $3,437,074,000 at December 31, 1997.

(8) Reference is made to note 1(c) to the consolidated financial statements for information related to depreciation.

(9) Reference is made to note 12 to the consolidated financial statements for information related to provisions for losses on real estate assets.

(10) Certain amounts for prior years have been reclassified to conform to the presentation for 1997.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  The Rouse Company



  By:  /s/Anthony W. Deering
      ----------------------
      Anthony W. Deering                                   March 27, 1998
      Chairman of the Board, President
         and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Principal Executive Officer:



    /s/Anthony W. Deering
   ----------------------
  Anthony W. Deering                                       March 27, 1998
  Chairman of the Board, President
     and Chief Executive Officer


  Principal Financial Officer:



     /s/Jeffrey H. Donahue
   -----------------------
  Jeffrey H. Donahue                                       March 27, 1998
  Senior Vice President and
     Chief Financial Officer


  Principal Accounting Officer:



     /s/George L. Yungmann
   -----------------------
  George L. Yungmann                                       March 27, 1998
  Senior Vice President and Controller

  Board of Directors:

     David H. Benson, Jeremiah E. Casey, Anthony W. Deering, Rohit M. Desai, Mathias J. DeVito, Juanita T. James, William R. Lummis, Thomas J. McHugh, Hanne M. Merriman, Roger W. Schipke, Alexander B. Trowbridge and Gerard J. M. Vlak.


  By:   /s/Anthony W. Deering
      -----------------------
      Anthony W. Deering                                   March 27, 1998
      For himself and as
      Attorney-in-fact for
      the above-named persons

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              ---------------------------------------------------



  The Board of Directors
  The Rouse Company:


     We consent to the incorporation by reference in the Registration Statements of The Rouse Company on Form S-8 (Registration Nos. 2-83612, 33-56231, 33-56233, 33-56235 and 333-32277), Form S-3 (Registration Nos. 2-78898, 2-95596,
  33-52458, 33-57347, 33-57707 and 333-20781) and Form S-4 (Registration No.
  333-1693) of our report dated February 24, 1998, relating to the consolidated financial statements and related schedules of The Rouse Company and subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, which report appears in the Annual Report on Form 10-K of The Rouse Company for the year ended December 31, 1997.



                                         KPMG PEAT MARWICK LLP



  Baltimore, Maryland
  March 27, 1998

                                 Exhibit Index


Exhibit No.
-----------

    3       Articles of Incorporation and Bylaws

   10       Material Contracts

   12.1     Ratio of earnings to fixed charges

   12.2     Ratio of earnings to combined fixed charges and Preferred stock dividend requirements

   13       Annual report to security holders

   21       Subsidiaries of the Registrant

   24       Power of Attorney

   27       Financial Data Schedules:

   27.1     Financial Data Schedule

   27.2     Restated Financial Data Schedule,
            December 31, 1996

   27.3     Restated Financial Data Schedule,
            December 31, 1995

   99       Additional Exhibits:

   99.1     Form 11-K Annual Report of The Rouse Company Savings Plan for the
              year ended December 31, 1997

   99.2     Factors affecting future operating results

Exhibit 3.  Articles of Incorporation and Bylaws.

The Amendments to the Articles of Incorporation of The Rouse Company adopted
  May 26, 1988 and the Amended and Restated Articles of Incorporation of The Rouse Company, dated May 27, 1988, are incorporated by reference from the Exhibits to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1988.

The Articles of Amendment to the Amended and Restated Articles of Incorporation of The Rouse Company, which Articles of Amendment were effective January 10, 1991, are incorporated by reference from the Exhibits to the Company's
  Form 10-K Annual Report for the fiscal year ended December 31, 1990.

The Articles Supplementary to the Charter of The Rouse Company, dated
  February 17, 1993, are incorporated by reference from the Exhibits to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992.

The Articles Supplementary to the Charter of The Rouse Company, dated
  September 26, 1994, are incorporated by reference from the Exhibits to the Company's S-3 Registration Statement (No. 33-57707).

The Articles Supplementary to the Charter of The Rouse Company, dated
  December 27, 1994, are incorporated by reference from the Exhibits to the Company's S-3 Registration Statement (No. 33-57707).

The Articles Supplementary to the Charter of The Rouse Company, dated June 5,
  1996, are incorporated by reference from the Exhibits to the Company's S-3 Registration Statement (No. 333-20781).

The Articles Supplementary to the Charter of The Rouse Company, dated June 11,
  1996, are incorporated by reference from the Exhibits to the Company's
  Form S-3 Registration Statement (No. 333-20781).

The Articles Supplementary to the Charter of The Rouse Company, dated
  February 21, 1997, are incorporated by reference from the Exhibit to the Company's Current Report on Form 8-K, dated February 26, 1997.

The Bylaws of The Rouse Company, as amended November 19, 1996 and January 30,
  1997, are incorporated by reference from the Exhibits to the Company's
  Form S-3 Registration Statement (No. 333-20781).

All documents referred to above may be found in Commission file number 0-1743.

Exhibit 10.  Material Contracts.

The Company's 1985 Stock Option Plan and 1985 Stock Bonus Plan are incorporated by reference from the Company's definitive proxy statement filed pursuant to Regulation 14A on April 27, 1985, and the Amendment to The Rouse Company 1985 Stock Option Plan, effective as of May 12, 1994 is incorporated by reference from the Company's Form 10-K Annual Report for the fiscal year ended
  December 31, 1994.

The Company's 1990 Stock Option Plan and 1990 Stock Bonus Plan are incorporated by reference from the Company's definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990, and the Amendment to The Rouse Company 1990 Stock Option Plan, effective as of May 12, 1994, is incorporated by reference from the Company's Form 10-K Annual Report for the fiscal year ended
  December 31, 1994.

The Company's 1994 Stock Incentive Plan is incorporated by reference from the Company's definitive proxy statement filed pursuant to Regulation 14A on April 5, 1994.

The Amended and Restated Supplemental Retirement Benefit Plan of The Rouse
  Company, made as of January 1, 1985 and further amended and restated as of September 24, 1992, March 4, 1994, and May 10, 1995, is incorporated by reference from the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

The Contingent Stock Agreement, effective as of January 1, 1996, by the Company in favor of and for the benefit of the Holders and Representatives named therein is incorporated by reference from the Exhibits to the Company's
  Form S-4 Registration Statement (No. 333-1693).

The Rouse Company Deferred Compensation Plan for Outside Directors (Amended and
  Restated), dated as of May 23, 1996, is incorporated by reference from the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

The memorandum of agreement, dated December 19, 1996, between the Company and Mathias J. DeVito, then Chairman of the Board of the Company, is incorporated by reference from the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

The employment agreement, dated May 1, 1996, between John L. Goolsby, The Rouse
  Company and TRC Acquisition Company I is attached.

The Company's 1997 Stock Incentive Plan is incorporated by reference from the Company's definitive proxy statement filed pursuant to Regulation 14A on April 4, 1997.

The Rouse Company Special Option Plan, effective January 1, 1998, is attached.


All documents referred to above may be found in Commission file number 0-1743.