Form 10-Q
period 1998-03-31
ROUSE COMPANY
filed 1998-05-14
CIK 85388

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1998
                                   -----------------------------

                                      OR

(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ________________ to ________________

Commission File Number      0-1743
                      --------------------

                               The Rouse Company
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Maryland                                       52-0735512
-------------------------------             -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  10275 Little Patuxent Parkway
     Columbia, Maryland                                   21044-3456
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (410) 992-6000
                                                  -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                        No
                   -----                         -----

Indicate the number of shares outstanding of the issuer's common stock as of May 5, 1998:

Common Stock, $0.01 par value                         68,467,886
-----------------------------                     -------------------
       Title of Class                               Number of Shares

Part I.   Financial Information
Item 1.   Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Operations
                  Three Months Ended March 31, 1998 and 1997
          (Unaudited, in thousands except per share amounts, note 1)



                                                                Three months
                                                               ended March 31,
                                                             -------------------
                                                               1998       1997
                                                             ---------  --------

Revenues:
 Retail centers                                              $108,515   $117,307
 Office, mixed-use and other                                   39,441     51,752
 Land sales                                                    22,612     37,594
 Corporate interest income                                        970      1,089
                                                             --------   --------
                                                              171,538    207,742
                                                             --------   --------

Operating expenses, exclusive of
 provision for bad debts,
 depreciation and amortization:
   Retail centers                                              54,609     59,840
   Office, mixed-use and other                                 16,902     25,867
   Land sales                                                  19,772     27,876
   Development                                                  3,566      1,123
   Corporate                                                    4,098      3,293
                                                             --------   --------
                                                               98,947    117,999
                                                             --------   --------

Interest expense:
 Retail centers                                                29,974     31,658
 Office, mixed-use and other                                   17,555     20,572
 Land sales                                                       267        931
 Corporate                                                     (2,210)     1,161
                                                             --------   --------
                                                               45,586     54,322
                                                             --------   --------

Provision for bad debts                                           854        897

Depreciation and amortization                                  18,790     20,122
                                                             --------   --------
                                                              164,177    193,340
                                                             --------   --------
                                                                7,361     14,402
                                                             --------   --------


       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Operations
                  Three Months Ended March 31, 1998 and 1997
          (Unaudited, in thousands except per share amounts, note 1)


                                                                Three months
                                                               ended March 31,
                                                             -------------------
                                                               1998       1997
                                                             ---------  --------

Equity in earnings of unconsolidated
 real estate ventures (note 3)                                $25,342   $ 1,886

Gain (loss) on disposition of
 assets and other provisions,
 net (note 5)                                                   1,935        --
                                                              -------   -------

Earnings before income taxes,
 extraordinary losses and cumulative effect
 of change in accounting principle                             34,638    16,288

Income taxes (note 2):
 Current                                                          106       155
 Deferred                                                          --     7,723
                                                              -------   -------
                                                                  106     7,878
                                                              -------   -------

Earnings before extraordinary
 losses and cumulative effect of change
 in accounting principle                                       34,532     8,410

Extraordinary losses from extinguishments
 of debt, net (note 6)                                           (916)   (2,129)

Cumulative effect at January 1, 1998 of
 change in accounting for participating
 mortgages (note 7)                                            (4,629)       --
                                                              -------   -------

    Net earnings                                              $28,987   $ 6,281
                                                              =======   =======

    Net earnings applicable
      to common shareholders                                  $25,949   $ 5,081
                                                              =======   =======



       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Operations
                  Three Months Ended March 31, 1998 and 1997
          (Unaudited, in thousands except per share amounts, note 1)


                                                             Three months
                                                             ended March 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------


EARNINGS PER SHARE OF
 COMMON STOCK (note 8):

Basic:
 Earnings before extraordinary losses                     $    .47   $    .10
 Extraordinary losses                                         (.01)      (.03)
 Cumulative effect of change in accounting
  principle                                                   (.07)        --
                                                          --------   --------
     Total                                                $    .39   $    .07
                                                          ========   ========
Diluted:
 Earnings before extraordinary losses                     $    .46   $    .10
 Extraordinary losses                                         (.01)      (.03)
 Cumulative effect of change in accounting
  principle                                                   (.06)        --
                                                          --------   --------
    Total                                                 $    .39   $    .07
                                                          ========   ========

DIVIDENDS PER SHARE:
 Common stock                                             $    .28   $    .25
                                                          ========   ========
 Preferred stock                                          $    .75   $    .30
                                                          ========   ========


       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     March 31, 1998 and December 31, 1997
                            (in thousands, note 1)



                                                  March 31,   December 31,
                                                     1998         1997
                                                  (Unaudited)
                                                  ----------  ------------
Assets:
 Property:
   Operating properties:
     Property and deferred costs
       of projects                                $3,205,841    $3,079,962
     Less accumulated depreciation
       and amortization                              533,786       515,229
                                                  ----------    ----------
                                                   2,672,055     2,564,733
   Properties in development                         170,428       232,349
   Properties held for sale                           11,517        20,052
                                                  ----------    ----------

     Total property                                2,854,000     2,817,134
                                                  ----------    ----------

 Investments in and advances to unconsolidated
  real estate ventures (note 3)                      342,939       338,692

 Prepaid expenses, receivables under finance
  leases and other assets                            229,772       228,956

 Accounts and notes receivable                       112,833       114,300

 Investments in marketable securities                  3,590         3,586

 Cash and cash equivalents                            92,180        87,100
                                                  ----------    ----------

     Total                                        $3,635,314    $3,589,768
                                                  ==========    ==========


       The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued
                      March 31, 1998 and December 31, 1997
                            (in thousands, note 1)

                                                  March 31,   December 31,
                                                    1998          1997
                                                 (Unaudited)
                                                 -----------  ------------
Liabilities:
  Debt (note 4):
    Property debt not carrying a Parent
      Company guarantee of repayment             $2,102,994     $2,085,456
    Parent Company debt and debt carrying a
      Parent Company guarantee of repayment:
      Property debt                                 167,357        158,093
      Convertible subordinated debentures           129,620        130,000
      Other debt                                    246,000        256,000
                                                 ----------     ----------
                                                    542,977        544,093
                                                 ----------     ----------

    Total debt                                    2,645,971      2,629,549
                                                 ----------     ----------

  Obligations under capital leases                   54,340         54,591

  Accounts payable, accrued expenses
    and other liabilities                           322,303        300,113

  Deferred income taxes                               2,500          2,500

  Company-obligated mandatorily redeemable
    preferred securities of a trust holding
    solely Parent Company subordinated debt
    securities                                      137,500        137,500

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500                                             41             41

  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 66,937,421
    shares issued in 1998 and 66,910,901
    shares issued in 1997                               669            669
  Additional paid-in capital                        686,970        686,976
  Accumulated deficit                              (214,980)      (222,171)
                                                 ----------     ----------

    Total shareholders' equity                      472,700        465,515
                                                 ----------     ----------

      Total                                      $3,635,314     $3,589,768
                                                 ==========     ==========


       The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997
                       (Unaudited, in thousands, note 1)

                                                       1998        1997
                                                    ----------  ----------

Cash flows from operating activities:
  Rents and other revenues received                  $148,006   $ 177,098
  Proceeds from land sales                             33,338      33,612
  Interest received                                     3,752       3,205
  Land development expenditures                             -     (21,096)
  Operating expenditures                              (84,893)   (104,344)
  Interest paid                                       (46,969)    (55,647)
  Distributions from unconsolidated real estate
   ventures in which the Company holds a
   majority financial interest                         31,708          --
                                                     --------   ---------
    Net cash provided by operating activities          84,942      32,828
                                                     --------   ---------
Cash flows from investing activities:
  Expenditures for properties in development
    and improvements to existing properties
    funded by debt                                    (71,382)    (57,650)
  Expenditures for improvements to existing
    properties funded by cash provided by
    operating activities:
      Tenant leasing and remerchandising               (1,501)     (1,045)
      Building and equipment                           (3,641)     (2,350)
  Proceeds from sales of operating properties
    and other investments                              16,952          --
  Other                                                (3,840)      2,705
                                                     --------   ---------
    Net cash used by investing activities             (63,412)    (58,340)
                                                     --------   ---------
Cash flows from financing activities:
  Proceeds from issuance of property debt              21,858     114,787
  Repayments of property debt:
    Scheduled principal payments                      (10,739)    (11,303)
    Other payments                                     (1,499)   (146,318)
  Proceeds from issuance of other debt                 22,000      15,000
  Repayments of other debt                            (10,135)    (35,502)
  Proceeds from issuance of Series B Preferred
    stock                                                  --     197,145
  Purchases of common stock                           (16,258)    (16,286)
  Proceeds from exercise of stock options                 121       1,351
  Dividends paid                                      (21,798)    (17,900)
  Other                                                    --        (250)
                                                     --------   ---------
    Net cash provided (used) by financing
      activities                                      (16,450)    100,724
                                                     --------   ---------
Net increase in cash and cash equivalents               5,080      75,212
Cash and cash equivalents at beginning of period       87,100      43,766
                                                     --------   ---------
Cash and cash equivalents at end of period           $ 92,180   $ 118,978
                                                     ========   =========

       The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued
                   Three Months Ended March 31, 1998 and 1997
                       (Unaudited, in thousands, note 1)

                                                     1998       1997
                                                   ---------  ---------
Reconciliation of net earnings to net cash
  provided by operating activities:

Net earnings                                        $28,987    $ 6,281
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                    18,790     20,122
    (Gain) loss on dispositions of assets
      and other provisions, net                      (1,935)        --
    Deferred income taxes                                --      7,723
    Extraordinary losses, net                           916      2,129
    Cumulative effect of change in accounting
      principle                                       4,629         --
    Additions to preconstruction reserve              2,000        500
    Provision for bad debts                             854        897
    Decrease (increase) in operating assets and
      liabilities, net                               30,701     (4,824)
                                                    -------    -------

Net cash provided by operating activities           $84,942    $32,828
                                                    =======    =======

Schedule of Noncash Investing and Financing
  Activities:
  Common stock issued pursuant to Contingent
    Stock Agreement                                 $15,754    $17,313
  Debt assumed by purchasers of land                      2      3,995
                                                    =======    =======


       The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1998

(1) Principles of statement presentation
    ------------------------------------

    The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 1997 Annual Report to Shareholders, except that, effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position 97-1 "Accounting by Participating Mortgage Loan Borrowers" (see note 7).

(2) Tax status
    ----------

    Effective January 1, 1998, the Company determined that it would elect to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code, as amended. In general, a corporation that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to federal income taxation to the extent of the income which it distributes. Management believes that the Company met the qualifications for REIT status as of March 31, 1998, intends for it to continue to meet the qualifications in the future and does not expect that the Company will be liable for income taxes or taxes on "built-in gains" on its assets at the Federal level or in most states in which it operates in 1998 and future years. Accordingly, the provision for income taxes for the three months ended March 31, 1998 relates only to certain state income taxes.

(3) Unconsolidated real estate ventures
    -----------------------------------

    Investments in and advances to unconsolidated real estate ventures at March 31, 1998 and December 31, 1997 are summarized, based on the level of the Company's financial interest, as follows (in thousands):


                                             March 31,   December 31,
                                               1998         1997
                                            -----------  ------------

     Majority interest ventures               $ 262,668   $ 259,320
     Joint interest and control ventures          3,694       3,412
     Minority interest ventures                  76,577      75,960
                                              ---------   ---------

                Total                         $ 342,939   $ 338,692
                                              =========   =========

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

    The equity in earnings of unconsolidated real estate ventures for the three months ended March 31, 1998 and 1997 is summarized, based on the level of the Company's financial interest, as follows (in thousands):


                                                        1998         1997
                                                      --------      -------

     Majority interest ventures                       $ 22,943      $    --
     Minority interest ventures                          2,399        1,886
                                                      --------      -------

                Total                                 $ 25,342      $ 1,886
                                                      ========      =======

   The condensed, combined balance sheets of the ventures in which the Company holds majority financial interests at March 31, 1998 and December 31, 1997 are summarized as follows (in thousands):


                                                    March 31,    December 31,
                                                       1998         1997
                                                   ------------  ------------
   Assets:
     Operating properties, net                      $  212,819    $ 211,385
     Properties in development                          28,850       23,144
     Properties held for sale                           32,965       46,289
     Land held for development and sale                212,376      233,406
     Investment land                                    41,481       34,947
     Other                                             143,683      143,970
                                                    ----------    ---------

       Total                                        $  672,174    $ 693,141
                                                    ==========    =========

   Liabilities and shareholders' deficit:
     Mortgages payable and other long-term debt     $  256,287    $ 280,595
     Other liabilities                                  89,275       89,710
     Loans and advances from The Rouse Company         386,856      405,871
     Shareholders' deficit                             (60,244)     (83,035)
                                                    ----------    ---------
       Total                                        $  672,174    $ 693,141
                                                    ==========    =========

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


 (3) Unconsolidated Real Estate Ventures, continued
     ----------------------------------------------

     The condensed combined statements of operations of the ventures in which the Company holds a majority financial interest for the three months ended March 31, 1998 are summarized as follows (in thousands):

     Revenues, including interest on
       advances to the Company of $3,610                           $100,769
     Operating expenses                                             (54,244)
     Interest expense, including interest
       on loans from the Company of $11,645                         (18,666)
     Depreciation and amortization                                   (2,525)
     Equity in earnings of unconsolidated
       real estate ventures                                           1,281
     Gain on dispositions of assets                                  12,439
     Income taxes including a deferred tax
      provision of $15,293                                          (15,338)
     Extraordinary loss                                                (925)
                                                                   --------

         Net earnings                                              $ 22,791
                                                                   ========

    The Company's share of the net earnings before extraordinary loss of the ventures is summarized as follows (in thousands):

     Share of net earnings based on ownership
      interest                                                     $ 22,545
     Share of extraordinary loss                                        916
     Participation by others in the Company's
       share of earnings of majority financial
       interest ventures                                             (7,481)
     Interest on loans and advances,
       and eliminations, net                                          6,939
     Other, net                                                          24
                                                                  ---------

                                                                  $  22,943
                                                                  =========

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(4) Debt
    ----

    Debt at March 31, 1998 and December 31, 1997 is summarized as follows (in thousands):


                                   March 31, 1998           December 31, 1997
                               ----------------------     ----------------------
                                              Due in                     Due in
                                 Total       one year        Total      one year
                               ---------     --------     ----------    --------
    Mortgages and bonds        2,166,414     $ 48,493     $2,159,418    $ 48,019
    Convertible subordi-
      nated debentures           129,620           --        130,000          --
    Medium-term notes            100,300        2,800        110,300      12,800
    Credit line borrowings        22,000           --             --          --
    Other loans                  227,637       17,105        229,831       9,319
                               ---------     --------     ----------    --------
      Total                    2,645,971     $ 68,398     $2,629,549    $ 70,138
                               =========     ========     ==========    ========

    The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

    In April 1998, mortgages payable totaling approximately $96,060,000 were extinguished prior to their scheduled maturities, resulting in an extraordinary loss of approximately $8,300,000. Credit line borrowings were used to pay the mortgages, although it is anticipated that the related property will be refinanced on a long-term basis in 1998.

(5)  Gain (loss) on dispositions of assets and other provisions, net
     ---------------------------------------------------------------

     The gain in 1998 relates primarily to a reduced provision for loss on a retail center which the Company sold in April 1998 and partial recovery of a loss previously recognized on a litigation matter. These items were partially offset by losses on the sales of a hotel and an office building.

(6)  Extraordinary losses, net
     -------------------------

     During the three months ended March 31, 1998, the extraordinary loss relates to the Company's share of the loss incurred by a majority financial interest venture on the extinguishment of debt prior to its scheduled maturity. The debt was related to a hotel property that the venture sold, and a portion of the proceeds of the sale were used to pay the debt.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(6) Extraordinary losses, net of related income tax benefits, continued
    -------------------------------------------------------------------

    During the three months ended March 31, 1997, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $3,275,000, net of related income tax benefits of $1,146,000. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were primarily refinancings of properties. The benefit of these payments will be reflected as improved operating results over the remaining terms of the refinanced loans.

(7) Cumulative effect of change in accounting for participating mortgages
    ---------------------------------------------------------------------

    Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 97-1 "Accounting by Participating Mortgage Loan Borrowers." This Statement prescribes borrowers' accounting for participating mortgage loans and requires, among other things, that borrowers recognize liabilities for the estimated fair value of lenders' participations in the appreciation in value (if any) of mortgaged real estate projects and record such participations as interest over the term of the related loans. The
     Company had not previously recognized lenders' participations in the appreciation in value of mortgaged properties and, accordingly, it recognized the cumulative effect of initially adopting the Statement in its statement of operations for the three months ended March 31, 1998. The cumulative effect of this accounting change at January 1, 1998 was to reduce net earnings by approximately $4,629,000 ($.07 per share basic and $.06 per share diluted). The effect of this change for the three months ended March 31,1998, excluding the cumulative effect of initial adoption, was to increase interest expense and reduce net earnings by $411,000 ($.01 per share). Ongoing application of the Statement will result in changes in interest expense and liabilities to lenders reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in property values, it is not possible to estimate the timing, amount or direction of these changes.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(8) Earnings per share
    ------------------

    Information relating to the calculation of earnings per share of common stock for the three month period ended March 31, 1998 and 1997 is summarized as follows (in thousands):

                                            1998                1997
                                     ------------------  ------------------
                                      Basic    Diluted    Basic    Diluted
                                     --------  --------  --------  --------
    Earnings before extraordinary
     losses and cumulative effect
     of change in accounting
     principle                       $34,532   $34,532   $ 8,410   $ 8,410
    Dividends on Preferred
     stock                            (3,038)   (3,038)   (1,200)   (1,200)
    Dividends on unvested
     common stock awards                (134)      (69)     (162)     (162)
    Interest on convertible
     subordinated debentures              --     1,842        --        --
                                     -------   -------   -------   -------
     Adjusted earnings
       before extraordinary
       losses and cumulative
       effect of change in
       accounting principle
       used in EPS computation       $31,360   $33,267   $ 7,048   $ 7,048
                                     =======   =======   =======   =======

    Weighted-average shares
     outstanding                      66,662    66,662    66,186    66,186
    Dilutive securities:
     Convertible subordinated
       debentures                         --     4,538        --        --
     Convertible Preferred stock          --        --        --        --
     Options, warrants and
       unvested common stock
       awards                             --     1,196        --     1,078
                                     -------   -------   -------   -------
     Adjusted weighted-average
       shares used in EPS
       computation                    66,662    72,396    66,186    67,264
                                     =======   =======   =======   =======


   Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(9) Contingencies
    -------------

    The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provision has been made for losses with respect to all litigation matters, where appropriate, and the ultimate resolution of all such litigation matters is not likely to have a material effect on the consolidated financial position of the Company. Due to the Company's fluctuating net earnings (loss), it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Company's consolidated net earnings (loss), and it is, therefore, possible that resolution of these matters could have such an effect in any future quarter or year.

(10) Subsequent Events
     -----------------

     On April 6, 1998, the Company and Westfield America, Inc. entered into an agreement to purchase a portfolio of interests in retail centers from TrizecHahn Centers, Inc. Under terms of the agreement and subject to certain terms and conditions, the Company will purchase interests in seven centers for approximately $1.1 billion. The agreement is subject to the ratification of certain conditions, including customary due diligence review of the centers, and includes a provision for the substitution of, or increase or decrease in the number of, centers to be acquired. The acquisitions are expected to close in a series of transactions in the third and fourth quarters of 1998.

     At March 31, 1998, the Company had registered to sell up to an aggregate of $297,500,000 (based on the public offering price) of common stock, Preferred stock and debt securities. The stock and debt may be issued from time to time in amounts and on terms determined at the time of offering. In April 1998, 1,493,976 shares of common stock were issued pursuant to this registration for gross proceeds of $46,500,003, reducing the balance of securities issuable pursuant to this registration to $250,999,997. In May 1998, the Company filed a registration statement for future sale of up to an aggregate of an additional $2,000,000,000 of common stock, Preferred stock and debt securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                      THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1997 and any material changes in the results of operations for the three months ended March 31, 1998 as compared to the same period in 1997. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1997 Annual Report to Shareholders.

General:
-------

The Company's primary objective is to own and operate premier properties - shopping centers, office and industrial buildings and major mixed-use projects - in major markets across the United States. In order to achieve this objective, management is continually evaluating opportunities to acquire properties owned by others that may have future prospects consistent with the Company's long-term objectives and the future outlook for properties in the Company's portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand, renovate and/or add new department stores to its existing properties to meet its objective. The Company has sold a number of properties over the last several years and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to meet its investment criteria. While disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings (loss) in future quarters or fiscal years, they are not anticipated to have a material effect on the consolidated financial position of the Company.

Operating Results:
-----------------

As indicated in the 1997 Annual Report to Shareholders, the discussion of operating results focuses on the Company's business segments as management believes that segment analysis provides the most effective means of understanding the business. For purposes of comparability, the analyses of operating results for the segments present the revenues and expenses of the Company and consolidated subsidiaries and the Company's share of revenues and expenses (including the other owner's share of funds from operations) of real estate ventures in which the Company holds substantially all (at least 98%) of the financial interest but does not own a majority voting interest. These ventures were initiated on December 31, 1997 when certain wholly owned subsidiaries issued 91% of their voting stock to The Rouse Company Incentive Compensation Statutory Trust, an entity which is neither owned nor controlled by the Company. The ventures are accounted for using the equity method in 1998 while the subsidiaries were consolidated in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Retail Centers:

Operating results of retail properties are summarized as follows (in millions):

                                                                      1998                          1997
                                              ------------------------------------------------    --------
                                              Consoli-       Majority     Minority
                                              dated          Interest     Interest
                                              Properties     Ventures     Ventures      Total      Total
                                              ----------     --------     --------      -----      -----
Revenues                                        $108.5         $13.3        $ 2.9       $124.7     $119.6*
Operating expenses, exclusive
 of depreciation and amortization                 55.4           6.9           --         62.3       61.3
Interest expense                                  30.0           3.1           --         33.1       31.7
                                                ------         -----        -----       ------     ------
                                                  23.1           3.3          2.9         29.3       26.6
Depreciation and amortization                     12.1           1.1           .6         13.8       12.4*
                                                ------         -----        -----       ------     ------

Operating income                                $ 11.0         $ 2.2        $ 2.3       $ 15.5     $ 14.2
                                                ======         =====        =====       ======     ======

* The Company's share of earnings before depreciation and deferred taxes and depreciation and amortization of real estate ventures in which it holds a minority financial interest are included in revenues and depreciation and amortization, respectively, in the summary of operating results for 1997.

Revenues from retail centers increased $5.1 million for the three months ended
  March 31, 1998, while total operating and interest expenses increased
  $3.8 million, as compared to the same period in 1997. The increases in revenues and expenses for the period were attributable primarily to the effects of increased average occupancy (90.8% for the three months ended March 31, 1998 compared to 88.8% for the same period in 1997), the operations of a property acquired in December 1997, the opening of a retail center expansion in the third quarter of 1997 and the opening of a new retail center in 1998. These increases were partially offset by the effects of dispositions of interests in four retail centers in the third and fourth quarters of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Office, Mixed-Use and Other Properties:

Operating results of office, mixed-use and other properties are summarized as follows (in millions):

                                                                      1998                          1997
                                              ------------------------------------------------    --------
                                              Consoli-       Majority     Minority
                                              dated          Interest     Interest
                                              Properties     Ventures     Ventures      Total      Total
                                              ----------     --------     --------      -----      -----
Revenues                                       $ 39.4          $15.8        $  .3       $55.5      $52.1*
Operating expenses, exclusive
 of provision for bad debts,
 depreciation and amortization                   16.9            9.9           --        26.8       25.9
Interest expense                                 17.5            3.1           --        20.6       20.6
Provision for bad debts                            .1             --           --          .1        (.6)
                                               ------          -----        -----       -----     ------
                                                  4.9            2.8           .3         8.0        6.2
Depreciation and amortization                     6.6            1.4           .2         8.2        8.2*
                                               ------          -----        -----       -----     ------

Operating income (loss)                        $ (1.7)         $ 1.4        $  .1       $ (.2)    $ (2.0)
                                               ======          =====        =====       =====     ======

* The Company's share of earnings before depreciation and deferred taxes and depreciation and amortization of real estate ventures in which it holds a minority financial interest are included in revenues and depreciation and amortization, respectively, in the summary of operating results for 1997.

Revenues from office, mixed-use and other properties increased $3.4 million and operating and interest expenses increased $1.6 million for the three months ended March 31, 1998, as compared to the same period in 1997. The increases in revenues and expenses were attributable primarily to openings of new office projects in Las Vegas and higher occupancy levels. These increases were partially offset by the disposition of two hotel properties in March 1998.
  The increase in expenses also includes a higher provision for bad debts as the first quarter of 1997 included the recovery of a note receivable previously reserved (approximately $800,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Land sales:

Land sales operations relate primarily to the communities of Columbia, Maryland and Summerlin, Nevada. Generally, revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, availability of saleable land for particular uses and management's decisions to sell, develop or retain land.

Operating results of land sales are summarized as follows (in millions):


                                                                1998                        1997
                                              -------------------------------------       -------
                                                                Majority
                                              Consolidated      Interest
                                              Properties        Ventures      Total        Total
                                              ------------      --------      -----        -----

Hughes Division:
    Revenues                                     $22.6           $45.1        $67.7        $28.3
    Operating costs and
      expenses                                    19.8            34.4         54.2         23.0
    Interest expense                                .1              --           .1           --
                                                 -----           -----        -----        -----
    Operating income                             $ 2.7           $10.7        $13.4        $ 5.3
                                                 =====           =====        =====        =====

Columbia and other:
    Revenues                                     $  --           $22.9        $22.9        $ 9.3
    Operating costs and
      expenses                                      --            10.6         10.6          4.8
    Interest expense                                .2              .8          1.0          1.0
                                                 -----           -----        -----        -----
    Operating income (loss)                      $ (.2)          $11.5        $11.3        $ 3.5
                                                 =====           =====        =====        =====

Total:
    Revenues                                     $22.6           $68.0        $90.6        $37.6
    Operating costs and
      expenses                                    19.8            45.0         64.8         27.8
    Interest expense                                .3              .8          1.1          1.0
                                                 -----           -----        -----        -----
    Operating income                             $ 2.5           $22.2        $24.7        $ 8.8
                                                 =====           =====        =====        =====

Revenues from sales of land at the Hughes Division increased $39.4 million and related costs and expenses increased $31.3 million for the three months ended March 31, 1998 as compared to the same period in 1997. The increase in revenues was due primarily to increased land sales at Summerlin ($9.0 million) and the disposition of the remaining land at a master planned office park in Los Angeles ($28.5 million) and the increase in costs and expenses was also due primarily to higher levels of sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Revenues from sales of land in Columbia increased $13.6 million and related costs and expenses increased $5.8 million for the three months ended March 31, 1998, as compared to the same period in 1997. The increase in revenues was due primarily to higher levels of sales for residential uses ($4.4 million) and commercial and other uses ($9.2 million) and the increase in costs and expenses was also due primarily to the higher levels of sales.

Development:

Development expenses consist primarily of additions to the preconstruction reserve and new business costs. The preconstruction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of potential acquisition and development opportunities. The increase in expenses of $2,443,000 for the three months ended March 31, 1998 as compared to the same period in 1997 is a result of increased additions to the preconstruction reserve and increased costs associated with acquisition efforts due to higher levels of activity.

Corporate:

Corporate expenses consist of certain interest and operating expenses reduced by costs capitalized or allocated to other segments. Interest is capitalized on corporate funds invested in projects under development, and interest on the proceeds of corporate borrowings and distributions on the Company-obligated mandatorily redeemable preferred securities which are used for other segments are allocated to those segments. Accordingly, corporate interest expense consists primarily of interest on the convertible subordinated debentures, the unsecured 8.5% notes, the medium term notes, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments, and corporate operating expenses consist primarily of general and administrative costs and distributions on the redeemable preferred securities, net of distributions allocated to other segments. These costs decreased $2,566,000 for the three months ended March 31, 1998, as compared to the same period in 1997. The decrease in these costs is attributable primarily to higher levels of corporate funds invested in development projects and allocated to other segments.

Gain (loss) on dispositions of assets and other provisions, net:

The gain in 1998 relates primarily to a reduced provision for loss on a retail center which the Company sold in April 1998 and partial recovery on a loss previously recognized on a litigation matter. These items were partially offset by losses on the sales of a hotel and an office building.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Extraordinary losses, net:

During the three months ended March 31, 1998, the extraordinary loss relates to the Company's share of the loss incurred by a majority financial interest venture on the extinguishment of debt prior to its scheduled maturity. The debt was related to a hotel property that the venture sold, and a portion of the proceeds of the sale were used to repay the debt.

During the three months ended March 31, 1997, the Company incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $3,275,000, net of related income tax benefits of $1,146,000. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were provided primarily by refinancings of properties. The benefit of these payments will be reflected as improved operating results over the remaining terms of the refinanced loans.

Cumulative effect of change in accounting for participating mortgages:

Effective January 1, 1998, the Company adopted the American Institute of
 Certified Public Accountants' Statement of Position 97-1 "Accounting by Participating Mortgage Loan Borrowers." This Statement prescribes borrowers' accounting for participating mortgage loans and requires, among other things, that borrowers recognize liabilities for the estimated fair value of lenders' participations in the appreciation in value (if any) of mortgaged real estate projects and record such participations as interest over the term of the related loans. The Company had not previously recognized lenders' participations in the appreciation in value of mortgaged properties and, accordingly, it recognized the cumulative effect of initially adopting the Statement in its statement of operations for the three months ended March 31, 1998. The cumulative effect of this accounting change at January 1, 1998 was to reduce net earnings by approximately $4,629,000 ($.07 per share basic and $.06 per share diluted). The effect of this change for the three months ended March 31, 1998, excluding the effect of the initial adoption, was to increase interest expense and reduce net earnings by $411,000 ($.01 per share). Ongoing application of the Statement will result in changes in interest expense and liabilities to lenders reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in property values, it is not possible to estimate the timing, amount or direction of these changes.

Net earnings:

Net earnings for the three months ended March 31, 1998 and 1997 were affected by unusual and/or nonrecurring items. The most significant of these are the items discussed above in gain (loss) on dispositions of assets and other provisions, net, extraordinary losses, net and the cumulative effect of change in accounting for participating mortgages. In periods prior to the Company's decision to elect to be taxed as a REIT, net earnings (loss) was also affected to a much greater extent by income taxes. The Company's effective tax rate (based on earnings before income taxes and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


  extraordinary losses) was 56% for the three months ended March 31, 1997. The effective rate reflected permanent differences, primarily the distri-butions payable to the former Hughes owners (or their successors) under the Contingent Stock Agreement which are not fully deductible for income tax purposes.

Financial Condition and Liquidity:

Shareholders' equity increased by $7,185,000 from December 31, 1997 to March 31,
 1998. The increase was primarily attributable to the net earnings for the three months ended March 31, 1998, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks.

The Company had cash and cash equivalents and investments in marketable securities totaling $95,770,000 at March 31, 1998, including $3,590,000 of investments held for restricted uses.

The Company has a line of credit with a group of commercial banks and other lenders that provides for aggregate unsecured borrowings of up to $250,000,000 including outstanding borrowings of $22,000,000 at March 31, 1998. This line of credit can be used for various purposes, including project development costs, property acquisitions, liquidity and other corporate needs. It may also be utilized to pay some portion of existing debt, including maturities in 1998. As of March 31, 1998, debt due in one year was $68,398,000, including balloon maturities of $12,078,000. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating property sales.

Net cash provided by operating activities was $84,942,000 and $32,828,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in net cash provided of $52,114,000 was due primarily to the factors discussed previously under the operating results of the four major business segments. The level of net cash provided by operating activities is also effected by the timing of receipt of revenues and payment of operating and interest expenses.

Net cash used in investing activities was $63,412,000 and $58,340,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in net cash used of $5,072,000 was due primarily to increases in expenditures for properties under development partially offset by higher proceeds from sales of properties and investments.

Net cash used in financing activities was $16,450,000 and net cash provided by financing activities was $100,724,000 for the three months ended March 31, 1998 and 1997, respectively. Cash flows from financing activities for 1997 included the proceeds from the public offering of Series B Convertible Preferred stock. There was no similar transaction in the 1998 period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Recent accounting pronouncement:

In March 1998, the Emerging Issues Task Force of the Financial Accounting
  Standards Board reached a consensus on Issue 97-11 relating to the accounting for internal staff costs associated with acquisitions of operating properties. The consensus requires that these costs by expensed (for transactions occurring after March 19, 1998) similar to the accounting for such costs in business combination transactions. As the Company has followed a practice of capitalizing certain internal staff costs relating to acquisitions of operating properties, this consensus will result in a change in accounting policy; however, the change is not expected to have a material effect on net earnings.

Information relating to forward-looking statements:

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words believe, expect, anticipate and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) risks associated with the Company's qualification and operation as a REIT; (2)real estate investment risks; (3) development risks; (4) illiquidity of real estate investments; (5) dependence on rental income from real property; (6) effect of uninsured loss; (7) lack of geographical diversification; (8) possible environmental liabilities; (9) difficulties of compliance with the Americans with Disabilities Act; (10) competition; (11) changes in the economic climate and (12) certain matters relating to Nevada properties; (13) changes in tax laws or regulations. For a more detailed discussion of these factors, see
  Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 1997.

Part II.  Other Information.

Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities and Use of Proceeds.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits
              Reference is made to the Exhibit Index.
          (b) Reports on Form 8-K
              None

            Signatures
            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ROUSE COMPANY

                                       Principal Financial Officer:


Date: May 14, 1998                     By /s/Jeffrey H. Donahue
     ------------------                   ---------------------
                                           Jeffrey H. Donahue
                                           Senior Vice President and
                                             Chief Financial Officer


                                       Principal Accounting Officer:


Date: May 14, 1998                     By /s/George L. Yungmann
     ------------------                   ---------------------
                                           George L. Yungmann
                                           Senior Vice President and
                                             Controller

                                 Exhibit Index


Exhibit Number                      Description
--------------                      -----------
    27.1                            Financial Data Schedule

    27.2                            Restated Financial Data Schedule