Form 10-Q
period 1998-06-30
ROUSE COMPANY
filed 1998-08-14
CIK 85388

Form 10-Q

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       June 30, 1998

                                     OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to

Commission File Number            0-1743

                             The Rouse Company
        (Exact name of registrant as specified in its charter)

           Maryland             		           52-0735512
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
 incorporation or organization)

10275 Little Patuxent Parkway
    Columbia, Maryland                                21044-3456
Address of principal executive offices)               (Zip Code)

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

Yes   X  					No
Indicate the number of shares outstanding of the issuer's common stock as of August 7, 1998:

Common Stock, $0.01 par value                               68,503,581
       Title of Class					 Number of Shares
Part I.	Financial Information
Item 1.	Financial Statements:

                          THE ROUSE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 1998 and 1997
              (Unaudited, in thousands except per share amounts, note 1)


                                       Three months           Six months
                                       ended June 30,       ended June 30,
                                       1998      1997       1998       1997
Revenues:
 Retail centers                      $113,634  $119,098    $222,149  $236,405
 Office, mixed-use and other           40,555    54,379      79,996   106,131
 Land sales operations                  1,394    64,395      31,630   101,989
 Corporate interest income                498     1,730       1,468     2,819
    Total revenues                    156,081   239,602     335,243   447,344

Operating expenses, exclusive of
 provision for bad debts,
 depreciation and amortization:
    Retail centers                     56,512    60,290     111,121   120,130
    Office, mixed-use and other        17,167    26,271      34,069    52,138
    Land sales operations                  82    50,347      23,164    78,223
    Development                           938     1,329       4,504     2,452
    Corporate                           4,473     3,907       8,571     7,200
                                       79,172   142,144     181,429   260,143

Interest expense:
 Retail centers                        30,192    31,225      60,166    62,883
 Office, mixed-use and other           15,790    20,246      33,345    40,818
 Land sales operations                    264       977         531     1,908
 Corporate                             (1,173)      198      (3,383)    1,359
                                       45,073    52,646      90,659   106,968

Provision for bad debts                   936       681       1,790     1,578

Depreciation and amortization          17,409    20,309      36,199    40,431
    Total expenses                    142,590   215,780     310,077   409,120
                                       13,491    23,822      25,166    38,224

















           The accompanying notes are an integral part of these statements.
                                            2
Part I.     Financial Information, continued
Item 1.	Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES
                   Consolidated Statements of Operations, continued Three and Six Months Ended June 30, 1998 and 1997
              (Unaudited, in thousands except per share amounts, note 1)


                                        Three months           Six months
                                        ended June 30,        ended June 30,
                                        1998      1997        1998     1997
Equity in earnings (loss) of
 unconsolidated real estate
 ventures (note 3)                   $ 15,632  $   (936)   $ 36,660  $    950
Gain (loss) on dispositions of
 assets and other provisions,
 net (note 5)                             234    (10,051)     2,169   (10,051)
Earnings before income taxes,
 extraordinary items and
 cumulative effect of change
 in accounting principle               29,357     12,835     63,995    29,123
Income taxes (note 2):
 Current                                   93        951        199     1,106
 Deferred                                 ---      8,759        ---    16,482
                                           93      9,710        199    17,588

Earnings before extraordinary
 items and cumulative effect
 of change in accounting
 principle                             29,264      3,125     63,796    11,535
Extraordinary gain (loss) from
 extinguishment of debt,
 net (note 6)                           7,491    (10,086)     6,575   (12,215)
Cumulative effect at
 January 1, 1998 of change
 in accounting for participating
 mortgages (note 7)                       ---        ---     (4,629)     ---

   Net earnings (loss)               $ 36,755  $  (6,961)  $ 65,742  $   (680)

   Net earnings (loss) applicable
     to common shareholders          $ 33,717  $  (9,999)  $ 59,666  $ (4,918)















           The accompanying notes are an integral part of these statements.
                                           3
Part I.	Financial Information, continued
Item 1.	Financial Statements, continued:
                          THE ROUSE COMPANY AND SUBSIDIARIES
                   Consolidated Statements of Operations, continued
                   Three and Six Months Ended June 30, 1998 and 1997
               (Unaudited, in thousands except per share amounts, note 1)


                                        Three months          Six months
                                        ended June 30,       ended June 30,
                                        1998      1997        1998     1997

EARNINGS (LOSS) PER SHARE OF
 COMMON STOCK (Note 8):

Basic:
 Earnings before extra-
  ordinary items                     $    .39  $     ---   $    .86  $    .11
 Extraordinary gain (loss)                .11       (.15)       .10      (.18)
 Cumulative effect of change
  in accounting principle                 ---        ---       (.07)      ---

      Total                          $    .50  $    (.15)  $    .89  $   (.07)

Diluted:
 Earnings before extra-
  ordinary items                     $    .38  $     ---   $    .84  $    .10
 Extraordinary gain (loss)                .11       (.15)       .09      (.18)
 Cumulative effect of change
  in accounting principle                 ---        ---       (.06)      ---

      Total                          $    .49  $    (.15)  $    .87  $   (.08)

DIVIDENDS PER SHARE:
 Common stock                        $    .28     $  .25   $    .56  $    .50
 Preferred stock                     $    .75     $  .75   $   1.50  $   1.05





















           The accompanying notes are an integral part of these statements.
                                           4

Part I.	Financial Information, continued
Item 1.	Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES
                             Consolidated Balance Sheets
                         June 30, 1998 and December 31, 1997
                               (in thousands, note 1)


                                                    June 30,   December 31,
                                                      1998        1997
                                                  (Unaudited)
Assets:
 Property:
    Operating properties:
     Property and deferred costs
       of projects                                 $3,291,729   $3,079,962
     Less accumulated depreciation
       and amortization                               551,648      515,229
                                                    2,740,081    2,564,733
   Properties in development                          170,696      232,349
   Properties held for sale                             1,000       20,052

     Total property                                 2,911,777    2,817,134

 Investments in and advances to unconsolidated
  real estate ventures (note 3)                       286,431      338,692

 Prepaid expenses, receivables under finance
  leases and other assets                             225,797      228,956

 Accounts and notes receivable                         95,920      114,300

 Investments in marketable securities                   3,866        3,586

 Cash and cash equivalents                             39,647       87,100

     Total                                         $3,563,438   $3,589,768




















           The accompanying notes are an integral part of these statements.
                                           5
Part I.	Financial Information, continued
Item 1.	Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES
                        Consolidated Balance Sheets, continued
                         June 30, 1998 and December 31, 1997
                              (in thousands, note 1)

                                                    June 30,   December 31,
                                                      1998        1997
Liabilities:                                      (Unaudited)
  Debt (note 4):
    Property debt not carrying a Parent
      Company guarantee of repayment               $2,022,387   $2,085,456
    Parent Company debt and debt carrying a
      Parent Company guarantee of repayment:
        Property debt                                 150,975      158,093
        Convertible subordinated debentures           128,540      130,000
        Other debt                                    243,200      256,000
                                                      522,715      544,093

    Total debt                                      2,545,102    2,629,549

  Obligations under capital leases                     54,866       54,591

  Accounts payable, accrued expenses
    and other liabilities                             322,295      302,613

Company-obligated mandatorily redeemable
    preferred securities of a trust holding
    solely Parent Company subordinated debt
    securities                                        137,500      137,500

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500                                               41           41

  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 67,434,520
    shares issued in 1998 and 66,910,901
    shares issued in 1997                                 674         669
  Additional paid-in capital                          703,406     686,976
  Accumulated deficit                                (200,446)   (222,171)

    Total shareholders' equity                        503,675     465,515

      Total                                        $3,563,438  $3,589,768










           The accompanying notes are an integral part of these statements.
                                           6
Part I. Financial Information, continued
Item 1.	Financial Statements, continued:
                          THE ROUSE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 1998 and 1997
                         (Unaudited, in thousands, note 1)
                                                         1998        1997
Cash flows from operating activities:
  Rents and other revenues received                    $299,606    $347,423
  Proceeds from land sales                               55,830      79,901
  Interest received                                       6,530       7,050
  Land development expenditures                             ---     (63,293)
  Operating expenditures                               (153,308)   (184,317)
  Interest paid                                         (91,798)   (111,000)
  Distributions from unconsolidated
   majority financial interest ventures                  37,824         ---
    Net cash provided by operating activities           154,684      75,764
Cash flows from investing activities:
  Expenditures for properties in development
   and improvements to existing properties
   funded by debt                                      (161,162)   (112,690)
  Expenditures for improvements to existing
   properties funded by cash provided by
   operating activities:
      Tenant leasing and remerchandising                 (3,735)     (4,960)
      Building and equipment                             (5,826)    (18,271)
  Payments received on loans and advances to
   unconsolidated majority financial interest
   ventures                                              55,077         ---
  Proceeds from sales of operating properties
   and other investments                                 30,938       5,770
  Other                                                  (2,164)       (629)
    Net cash used by investing activities               (86,872)   (130,780)
Cash flows from financing activities:
  Proceeds from issuance of property debt               108,126     274,259
  Repayments of property debt:
   Scheduled principal payments                         (21,542)    (23,097)
   Other payments                                      (166,503)   (329,629)
  Proceeds from issuance of other debt                  197,004      15,000
  Repayments of other debt                             (184,250)    (39,200)
  Proceeds from issuance of Series B Preferred
   stock                                                    ---     196,898
  Proceeds from issuance of common stock                 43,414         ---
  Purchases of common stock                             (47,687)    (16,079)
  Proceeds from exercise of stock options                   192       1,488
  Dividends paid                                        (44,019)    (37,641)
  Other                                                     ---        (302)
    Net cash provided (used) by financing
      activities                                       (115,265)     41,697
Net decrease in cash and cash equivalents               (47,453)    (13,319)
Cash and cash equivalents at beginning of period         87,100      43,766
Cash and cash equivalents at end of period            $  39,647   $  30,447






           The accompanying notes are an integral part of these statements.
                                           7
Part I. Financial Information, continued
Item 1.	Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows, continued
                       Six Months Ended June 30, 1998 and 1997
                        (Unaudited, in thousands, note 1)

                                                      1998         1997

Reconciliation of net earnings (loss) to net cash provided by operating activities:

Net earnings (loss)                                $   65,742        (680)
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                      36,199      40,431
    (Gain) loss on dispositions of assets
      and other provisions, net                        (2,169)     10,051
    Deferred income taxes                                 --       16,482
    Extraordinary (gain) loss, net                     (6,575)     12,215
    Cumulative effect of change in accounting
      principle                                         4,629          --
    Additions to preconstruction reserve                3,845       1,200
    Provision for bad debts                             1,790       1,578
    Decrease (increase) in operating assets
      and liabilities, net                             51,223      (5,513)
Net cash provided by operating activities          $  154,684   $  75,764

Schedule of Noncash Investing and Financing
  Activities:
  Common stock issued pursuant to Contingent
    Stock Agreement                                $   15,754   $  17,313
  Common stock issued upon conversion of
    convertible subordinated debentures                 1,460          --
  Debt assumed by purchasers of land                        2      10,953






















           The accompanying notes are an integral part of these statements.
                                           8
Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES

                Notes to Consolidated Financial Statements (Unaudited)
                                    June 30, 1998


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

    Certain amounts have been reclassified to conform to the current presentation.

(2) Tax status

    Effective January 1, 1998, the Company determined that it would elect to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code, as amended. In general, a corporation that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to federal income taxation to the extent of the income which it distributes. Management believes the Company met the qualifications for REIT status as of June 30, 1998, intends for it to continue to meet the qualifications in the future and does not expect that the Company will be liable for income taxes or taxes on "built-in gains" on its assets at the Federal level or in most states in which it operates in 1998 and future years. Accordingly, the provision for income taxes for the three and six months ended June 30, 1998 relates only to certain state income taxes.


















                                           9
Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES

         Notes to Consolidated Financial Statements (Unaudited), continued



(3) Unconsolidated real estate ventures

    Investments in and advances to unconsolidated real estate ventures at
      June 30, 1998 and December 31, 1997 are summarized, based on the level of the Company's financial interest, as follows (in thousands)
                                                  June 30,    December 31,
                                                    1998          1997
     Majority interest ventures                  $ 217,597    $  259,320
     Joint interest and control ventures               355         3,412
     Minority interest ventures                     68,479        75,960
                Total                            $ 286,431    $  338,692

The equity in earnings of unconsolidated real estate ventures for the three and six months ended June 30, 1998 and 1997 is summarized, based on the level of the Company's financial interest, as follows (in thousands):
                                              Three months     Six months
                                              ended June 30   ended June 30

                                              1998    1997        1998     1997

        Majority interest ventures      $   13,333  $   --      $ 31,962  $   --
        Minority interest ventures           2,299    (936)        4,698     950
                Total                   $   15,632  $ (936)     $ 36,660  $  950


























                                          10
Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES

         Notes to Consolidated Financial Statements (Unaudited), continued


(3) Unconsolidated real estate ventures, continued

    The condensed, combined balance sheets of the ventures in which the Company holds majority financial interests at June 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                                   June 30,     December 31,
                                                     1998          1997
Assets:
     Operating properties, net                   $  211,066     $  211,385
     Properties in development                       43,576         23,144
     Properties held for sale                            --         46,289
     Land held for development and sale             221,101        233,406
     Investment land                                 39,982         34,947
     Other                                          141,622        145,045
       Total                                     $  657,347     $  694,216

Liabilities and shareholders' deficit:
     Mortgages payable and other long-term debt  $  285,295     $  280,595
     Other liabilities                               93,389         89,710
     Loans and advances from The Rouse Company      335,568        405,871
     Shareholders' deficit                          (56,905)       (81,960)
       Total                                     $  657,347     $  694,216




























                                          11
Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued

    The condensed combined statements of operations of the ventures in which the Company holds a majority financial interest for the three and six months ended June 30, 1998 are summarized as follows (in thousands):
                                             Three months     Six months
                                                ended           ended
                                             June 30, 1998   June 30, 1998

     Revenues                                 $  63,728        $ 160,887
     Operating expenses                         (36,208)         (90,452)
     Interest expense, including interest
       on loans from the Company of $24,058
       for the six months and $16,023 for
       the three months                         (22,793)         (37,849)
     Depreciation and amortization               (2,529)          (5,054)
     Equity in earnings (loss) of
       unconsolidated real estate ventures         (432)             849
     Gain on dispositions of assets               3,407           15,846
     Income taxes, including a deferred tax
       provision of $17,953 for the six months
       and $2,660 for the three months           (2,909)         (18,247)
     Extraordinary loss, net                         --             (925)

         Net earnings                         $   2,264       $   25,055

The Company's share of the net earnings before extraordinary loss of the ventures is summarized as follows (in thousands):

                                             Three months     Six months
                                                ended           ended
                                             June 30, 1998   June 30, 1998

Share of net earnings based on
  ownership interest                          $   2,241       $   24,804
Share of extraordinary loss                          --              916
Participation by others in the Company's
  share of earnings of majority financial
  interest ventures                              (7,558)         (15,039)
Interest on loans and advances, net              16,023           24,058
Eliminations and other, net                       2,627           (2,777)

                                              $  13,333       $   31,962








                                          12
Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES

         Notes to Consolidated Financial Statements (Unaudited), continued

(4) Debt

    Debt at June 30, 1998 and December 31, 1997 is summarized as follows
     (in thousands):

                                June 30, 1998      December 31, 1997
                                   Due in                Due in
                               Total   one year      Total   one year
    Mortgages and bonds     $2,072,807 $ 41,499   $2,159,418 $ 48,019
    Convertible subordi-
      nated debentures         128,540       --      130,000       --
    Medium-term notes           97,500    6,000      110,300   12,800
    Credit line borrowings      25,000       --           --       --
    Other loans                221,255   26,653      229,831    9,319
      Total                 $2,545,102 $ 74,152   $2,629,549 $ 70,138

    The amounts due in one year reflect the terms of existing loan agree-ments except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

    In July 1998, the Company obtained an $800 million unsecured line of credit facility to replace a $250 million revolving line of credit facility. The new facility is structured as a $350 million 364 day bridge loan facility and a $450 million three-year revolving line of credit. Repayment of any borrowings under the new facility is guaranteed by certain of the Company's majority financial interest ventures.

(5) Gain (loss) on dispositions of assets and other provisions, net

    The gain for the three and six months ended June 30, 1998 relates primarily to a reduced provision for loss on a retail center which the Company sold in April 1998, and a partial recovery of a loss previously recognized on a litigation matter in the first quarter. These items were partially offset by losses on the sale of a hotel and an office building in the first quarter. In addition, the Company realized a gain on the sale of an office building in the second quarter.

    The loss for the three and six months ended June 30, 1997 relates primarily to additional provisions for losses on several retail centers the Company was holding for sale.









                                          13
Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements (Unaudited), continued


(6) Extraordinary gain (loss), net

    The gain for the three and six months ended June 30, 1998 resulted from debt extinguished in connection with the transfer of title to a property to the related mortgage lender in the second quarter of 1998 ($14,875,000). This gain was partially offset by losses on extinguishment of other debt prior to scheduled maturity ($7,384,000). One of the losses was incurred by a majority financial interest venture. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale were used to repay the debt. The loss related to the majority financial interest venture is net of related taxes.

    The loss in the three and six months ended June 30, 1997, resulted from losses of $15,517,000 and $18,792,000, respectively, net of related income tax benefits of $5,431,000 and $6,577,000, respectively, on extinguishment of debt prior to scheduled maturity.

(7) Cumulative effect of change in accounting for participating mortgages

    Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 97-1 "Accounting by Participating Mortgage Loan Borrowers." This Statement prescribes borrowers' accounting for participating mortgage loans and requires, among other things, that borrowers recognize liabilities for the estimated fair value of lenders' participations in the appreciation in value (if any) of mortgaged real estate projects and record such participations as interest over the term of the related loans. The Company recognized the cumulative effect of initially adopting the Statement in its statement of operations for the six months ended June 30, 1998. The cumulative effect of this accounting change at January 1, 1998 was to reduce net earnings by approximately $4,629,000 ($.07 per share basic and $.06 per share diluted). The effect of this change excluding the cumulative effect of initial adoption was not material (approximately $.01 per share basic and $.01 per share diluted for the six months ended June 30, 1998). Ongoing application of the Statement will result in changes in interest expense and liabilities to lenders reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in property values, it is not possible to estimate the timing, amount or direction of these changes.








                                          14


Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited), continued


(8) Earnings per share

    Information relating to the calculation of earnings per share of common stock for the three and six months ended June 30, 1998 and 1997 is summarized as follows (in thousands):

                                  Three months ended   Six months ended
                                     June 30, 1998        June 30, 1998
                                    Basic      Diluted     Basic    Diluted
    Earnings before extraordinary
      losses and cumulative effect
      of change in accounting
      principle                    $ 29,264  $ 29,264   $ 63,796   $ 63,796
    Dividends on Preferred
      stock                          (3,038)   (3,038)    (6,076)    (6,076)
    Dividends on unvested
      common stock awards              (134)      (58)      (268)      (192)
    Interest on convertible
      subordinated debentures            --        --         --      3,659
    Adjusted earnings before
      extraordinary losses
      and cumulative effect
      of change in accounting
      principle used in EPS
      computation                  $ 26,092  $ 26,168   $ 57,452   $ 61,187

    Weighted-average shares
      outstanding                    67,291    67,291     66,978     66,978
    Dilutive securities:
      Convertible subordinated
        debentures                       --        --         --      4,515
      Convertible Preferred stock        --        --         --         --
      Options, warrants and
        unvested common stock
        awards                           --     1,247         --      1,227
    Adjusted weighted-average
        shares used in EPS
        computation                  67,291    68,538     66,978     72,720


    Effects of potentially dilutive securities are presented only in periods in which they are dilutive.









                                          15
Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements (Unaudited), continued


(8) Earnings per share, continued

                                 Three months ended   Six months ended
                                    June 30, 1997       June 30, 1997
                                   Basic    Diluted    Basic    Diluted

    Earnings before extraordinary
      losses and cumulative effect
      of change in accounting
      principle                    $ 3,125   $ 3,125    $ 11,535   $ 11,535
    Dividends on Preferred
      stock                         (3,038)   (3,038)     (4,238)    (4,238)
    Dividends on unvested
      common stock awards             (162)     (162)       (324)      (261)
    Interest on convertible
      subordinated debentures           --        --          --         --
    Adjusted earnings (loss)
      before extraordinary
      losses and cumulative
      effect of change in
      accounting principle
      used in EPS computation     $   (75)   $   (75)   $  6,973   $  7,036

    Weighted-average shares
      outstanding                  66,138     66,138      66,162     66,162
    Dilutive securities:
      Convertible subordinated
        debentures                     --         --          --         --
      Convertible Preferred stock      --         --          --         --
      Options, warrants and
        unvested common stock
        awards                         --         --          --      1,211
    Adjusted weighted-average
     shares used in EPS
     computation                   66,138     66,138      66,162     67,373


Effects of potentially dilutive securities are presented only in periods in which they are dilutive.












                                          16
Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

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

(10) Property acquisitions

     On April 6, 1998, the Company and Westfield America, Inc. entered into an agreement to purchase a portfolio of interests in retail centers from TrizecHahn Centers Inc. Under terms of the agreement as amended and subject to certain terms and conditions, the Company will purchase interests in eight retail centers for approximately $1.3 billion. On July 31, 1998, the Company purchased ownership interests in two of the retail centers for approximately $445 million, including debt assumed of approximately $193 million. The Company used available cash and borrowings of $210 million under its new line of credit facility to fund the net purchase price of the retail centers. The remaining retail center acquisitions are expected to close in a series of transactions in the third and fourth quarters of 1998.

     On June 30, 1998, the Company entered into an agreement to acquire all of the income producing properties (office and industrial buildings) and certain other assets of Rouse-Teachers Properties, Inc., an entity in which the Company currently holds a 5% ownership interest. The purchase price will be approximately $364 million, including property debt assumed of approximately $103 million. The acquisition is expected to close in the fourth quarter of 1998.












                                          17
Part I.   Financial Information, continued
Item 1.   Financial Statements, continued:

                          THE ROUSE COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements (Unaudited), continued


(11) Shelf registration statement

     At June 30, 1998, the Company had a shelf registration statement for future sale of up to an aggregate of $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities.













































                                          18
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                          THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1997 and any material changes in the results of operations for the three and six months ended June 30, 1998 as compared to the same periods in 1997. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1997 Annual Report to Shareholders.

General:

The Company's primary objective is to own and operate premier properties - shopping centers, office and industrial buildings and major mixed-use projects - in major markets across the United States. In order to achieve this objective, management is actively evaluating opportunities to acquire properties owned by others that may have future prospects consistent with the Company's long-term investment criteria and is continually evaluating the future outlook for properties in the Company's portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate leasable mall space and/or add new department stores to its existing properties to meet its objective. The Company has sold a number of properties over the last several years and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to continue to meet its investment criteria. While disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings (loss) in future quarters or fiscal years, they are not anticipated to have a material effect on the overall consolidated financial position of the Company.

Operating results:

As indicated in the 1997 Annual Report to Shareholders, the discussion of operating results focuses on the Company's business segments as management believes that segment analysis provides the most effective means of understanding the business. For purposes of comparability, the analyses of operating results for the segments present the revenues and expenses of the Company and consolidated subsidiaries and the Company's share of revenues and expenses (including the other owner's share of funds from operations) of real estate ventures in which the Company holds substan-tially all (at least 98%) of the financial interest but does not own a majority voting interest.










                                          19
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

  These ventures were initiated on December 31, 1997 when certain wholly owned subsidiaries issued 91% of their voting stock to The Rouse Company incentive Compensation Statutory Trust, an entity which is neither owned nor controlled by the Company. The ventures are accounted for using the equity method in 1998 while the subsidiaries were consolidated in 1997.

Operating Properties - Retail Centers:

Operating results of retail properties are summarized as follows (in millions):
                                             Three months ended June 30,
                                                 1998                    1997
                                Consoli-    Majority  Minority
                                dated       Interest  Interest
                                Properties  Ventures  Ventures  Total   Total
Revenues                         $  113.6    $ 13.6    $  2.4  $129.6  $121.0*
Operating expenses, exclusive
 of depreciation and
 amortization                        56.5       7.3        --    63.8    60.6
Interest expense                     30.2       3.1        --    33.3    31.2
Provision for bad debts                .9        --        --      .9      .8
                                     26.0       3.2       2.4    31.6    28.4
Depreciation and amortization        10.7       1.1        .6    12.4    12.3*

Operating income                 $   15.3    $  2.1    $  1.8  $ 19.2  $ 16.1

                                               Six months ended June 30,
                                                 1998                    1997
                                Consoli-    Majority  Minority
                                dated       Interest  Interest
                                Properties  Ventures  Ventures  Total   Total
Revenues                         $  222.1    $ 26.9    $  5.3  $254.3  $240.6*
Operating expenses, exclusive
 of depreciation and
 amortization                       111.1      14.2        --   125.3   120.4
Interest expense                     60.2       6.2        --    66.4    62.9
Provision for bad debts               1.7        --        --     1.7     2.3
                                     49.1       6.5       5.3    60.9    55.0
Depreciation and amortization        22.8       2.2       1.2    26.2    24.7*

Operating income                 $   26.3    $  4.3    $  4.1  $ 34.7  $ 30.3


* The Company's share of earnings before depreciation and deferred taxes and depreciation and amortization of real estate ventures in which it holds a minority financial interest are included in revenues and depreciation and amortization, respectively, in the summary of operating results for 1997.








                                          20
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Retail Centers, (continued):

Revenues from retail centers increased $8.6 million and $13.7 million for the three and six months ended June 30, 1998, respectively, while total operating and interest expenses increased $5.5 million and $9.3 million, respectively, compared to the same periods in 1997. The increases in revenues and expenses were attributable primarily to effects of higher average occupancy (91.2% and 91.0% for the three and six months ended June 30, 1998, respectively, compared to 90.0% and 89.4% for the same periods in
  1997), the operations of a property acquired in December 1997, the opening of a retail center expansion in the third quarter of 1997, and the openings of three retail centers, two in the fourth quarter of 1997 and one in the first quarter of 1998. These increases were partially offset by the effects of the disposition of interests in seven retail centers in the third and fourth quarters of 1997 and second quarter of 1998.

Operating Properties - Office, Mixed-Use and Other Properties:

Operating results of office, mixed-use and other properties are summarized as follows (in millions):

                                             Three months ended June 30,
                                                 1998                   1997
                                Consoli-    Majority  Minority
                                dated       Interest  Interest
                                Properties  Ventures  Ventures  Total  Total

Revenues                         $ 40.6      $ 11.5    $  .4   $ 52.5 $ 54.6*
Operating expenses, exclusive
 of provision for bad debts,
 depreciation and amortization     17.2         8.4       --     25.6   26.2
Interest expense                   15.8         2.4       --     18.2   20.2
Provision for bad debts              --          --       --       --    (.1)
                                    7.6          .7       .4      8.7    8.3
Depreciation and amortization       6.7         1.4       .2      8.3    8.5*

Operating income (loss)          $   .9     $   (.7)   $  .2    $  .4  $ (.2)


















                                          21
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Office, Mixed-Use and Other Properties (continued):

                                              Six months ended June 30,
                                                 1998                   1997
                                Consoli-    Majority  Minority
                                dated       Interest  Interest
                                Properties  Ventures  Ventures  Total  Total

Revenues                         $ 80.0      $ 27.3    $  .7   $108.0 $106.7*
Operating expenses, exclusive
 of provision for bad debts,
 depreciation and amortization     34.1        18.3       --     52.4   52.1
Interest expense                   33.3         5.5       --     38.8   40.8
Provision for bad debts              .1          --       --       .1    (.7)
                                   12.5         3.5       .7     16.7   14.5
Depreciation and amortization      13.3         2.8       .4     16.5   16.7*

Operating income (loss)          $  (.8)     $   .7    $  .3    $  .2  $(2.2)


* The Company's share of earnings before depreciation and deferred taxes and depreciation and amortization of real estate ventures in which it holds a minority financial interest are included in revenues and depreciation and amortization, respectively, in the summary of operating results for 1997.

Revenues from office, mixed-use and other properties decreased $2.1 million and increased $1.3 million for the three and six months ended June 30, 1998, respectively, while total operating and interest expenses decreased $2.7 million and $1.1 million, respectively, compared to the same periods in 1997. The changes in revenues and expenses are primarily attributable to the disposition of two hotel properties in March 1998 and two office buildings in October 1997 and March 1998, offset by the openings of new office projects in Las Vegas and higher average occupancy levels (93.5% for the six months ended June 30, 1998 compared to 91.9% for the same period in
  1997). In addition, the decrease in expenses for the six months is net of a higher provision for bad debts as the first quarter of 1997 included the recovery of a note receivable previously reserved (approximately $800,000).

Land Sales Operations:

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








                                          22
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Land Sales Operations, (continued):

Operating results of land sales operations are summarized as follows (in millions):

                                          Three months ended June 30,
                                                 1998                1997
                                               Majority
                                Consolidated   Interest
                                 Properties    Ventures   Total     Total

Hughes Operations:
  Revenues                       $ 1.4       $28.9    $ 30.3    $ 56.3
  Operating costs and
    expenses                        --        23.5      23.5      46.0
  Interest expense                  --          --        --        .1
  Operating income               $ 1.4       $ 5.4    $  6.8    $ 10.2

Columbia and other:
  Revenues                       $  --       $ 9.4    $  9.4    $  8.1
  Operating costs and
    expenses                        --         5.1       5.1       4.4
  Interest expense                  .3          .9       1.2        .8
  Operating income (loss)        $ (.3)      $ 3.4    $  3.1    $  2.9

Total:
  Revenues                       $ 1.4       $38.3    $ 39.7    $ 64.4
  Operating costs and
    expenses                        --        28.6      28.6      50.4
  Interest expense                  .3          .9       1.2        .9
  Operating income               $ 1.1       $ 8.8    $  9.9    $ 13.1
























                                          23
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Land Sales Operations, (continued):


                                         Six months ended June 30,

                                                  1998                1997
                                 Consoli-   Majority
                                  dated     Interest  Elimi-
                                Properties  Ventures  nations  Total  Total

Hughes Operations:
        Revenues                 $ 31.6     $ 74.0   $ (7.6)  $ 98.0  $ 84.6
	Operating costs and
          expenses                 23.2       57.9     (3.3)    77.8    69.0
        Interest expense             --         --       --       --      .1
        Operating income         $  8.4     $ 16.1   $ (4.3)  $ 20.2  $ 15.5


Columbia and other:
        Revenues                 $   --     $ 32.3   $   --   $ 32.3  $ 17.4
        Operating costs and
          expenses                   --       15.7       --     15.7     9.2
        Interest expense             .5        1.7       --      2.2     1.8
        Operating income (loss)  $  (.5)    $ 14.9   $   --   $ 14.4  $  6.4

Total:
        Revenues                 $ 31.6     $106.3   $ (7.6)  $130.3  $102.0
        Operating costs and
          expenses                 23.2       73.6     (3.3)    93.5    78.2
        Interest expense             .5        1.7       --      2.2     1.9
        Operating income         $  7.9     $ 31.0   $ (4.3)  $ 34.6  $ 21.9


Revenues from land sales operations in the Hughes Operations decreased $26.0 million and increased $13.4 million for the three and six months ended June 30, 1998, respectively, while related costs and expenses decreased $22.6 million and increased $8.7 million, respectively, compared to the same periods in 1997. The decrease in revenues for the three months relates primarily to a reduction in sales of Summerlin ($16.6 million) and other Nevada land. The decrease in costs and expenses relates primarily to the lower level of land sales. The increase in revenues for the six months relates to the sale of the remaining land at a master planned office park in Los Angeles ($28.5 million) partially offset by lower sales of Summerlin ($7.6 million) and other Nevada land. The increase in costs and expenses was due to the same factors.










                                          24
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Land Sales Operations, (continued):

Revenues from land sales operations in Columbia increased $1.3 and $14.9 million for the three and six months ended June 30, 1998, respectively, while related costs and expenses increased $1.1 and $6.9 million, respectively, compared to the same periods in 1997. The increases in revenues were due primarily to higher levels of sales for residential, commercial and other uses. The increases in costs and expenses were also due primarily to the higher levels of sales.

Development:

Development expenses consist primarily of additions to the preconstruction reserve and new business costs. The preconstruction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of potential acquisition and development opportunities. The expenses decreased $.4 million and increased $2.1 million for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increase in expenses in the six months is a result of increased additions to the preconstruction reserve and increased costs associated with acquisition efforts.

Corporate:

Corporate expenses consist of certain interest and operating expenses reduced by costs capitalized or allocated to other segments. Interest is capitalized on corporate funds invested in projects under development, and interest on the proceeds of corporate borrowings and distributions on the Company-obligated mandatorily redeemable preferred securities which are used for other segments are allocated to those segments. Accordingly, corporate interest expense consists primarily of interest on the conver-tible subordinated debentures, the unsecured 8.5% notes, the medium term notes, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments, and corporate operating expenses consist primarily of general and administrative costs and distributions on the redeemable preferred securities, net of distributions allocated to other segments. These costs decreased $.8 million and $3.4 million for the three and six months ended June 30, 1998, as compared to the same periods in 1997. The decreases in these costs are attributable primarily to higher levels of corporate funds invested in development projects and allocated to other segments.

Corporate revenue consists primarily of corporate interest income on cash invested and notes receivable. The decrease in revenue of $1.2 and $1.3 million for the three and six months ended June 30, 1998, respectively, relates primarily to lower interest income on cash invested.








                                          25
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Gain (loss) on dispositions of assets and other provisions, net:

The gain for the three and six months ended June 30, 1998 relates primarily to a reduced provision for loss on a retail center which the Company sold in April 1998, and a partial recovery of a loss previously recognized on a litigation matter in the first quarter. These items were partially offset by losses on the sale of a hotel and an office building in the first quarter. In addition, the Company realized a gain on the sale of an office building in the second quarter.

The loss for the three and six months ended June 30, 1997 relates primarily to additional provisions for losses on several retail centers the Company was holding for sale.

Extraordinary gain (loss), net:

The gain for the three and six months ended June 30, 1998 resulted from debt extinguished in connection with the transfer of title to a property to the related mortgage lender in the second quarter of 1998 ($14,875,000). This gain was partially offset by losses on extinguishment of other debt prior to scheduled maturity ($7,384,000). One of the losses was incurred by a majority financial interest venture. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale were used to repay the debt. The loss related to the majority financial interest venture is net of related taxes.

The loss for the three and six months ended June 30, 1997, resulted from losses of $15,517,000 and $18,792,000, respectively, net of related income tax benefits of $5,431,000 and $6,577,000, respectively, on extinguishment of debt prior to scheduled maturity.

Cumulative effect of change in accounting for participating mortgages:

Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 97-1
  "Accounting by Participating Mortgage Loan Borrowers." This Statement prescribes borrowers' accounting for participating mortgage loans and requires, among other things, that borrowers recognize liabilities for the estimated fair value of lenders' participations in the appreciation in value (if any) of mortgaged real estate projects and record such participations as interest over the term of the related loans. The Company recognized the cumulative effect of initially adopting the Statement in its statement of operations for the six months ended June 30, 1998. The cumulative effect of this accounting change at January 1, 1998 was to reduce net earnings by approximately $4,629,000 ($.07 per share basic and $.06 per share diluted). The effect of this change excluding the cumulative effect of initial adoption was not material







                                          26
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Cumulative effect of change in accounting for participating mortgages
  (continued):

  (approximately $.01 per share basic and $.01 per share diluted for the six months ended June 30, 1998). Ongoing application of the Statement will result in changes in interest expense and liabilities to lenders reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in property values, it is not possible to estimate the timing, amount or direction of these changes.

Net earnings:

Net earnings for the three and six months ended June 30, 1998 and 1997 were affected by unusual and/or nonrecurring items. The most significant of these are the items discussed above in gain (loss) on dispositions of assets and other provisions, net, extraordinary gain (loss), net and the cumulative effect of change in accounting for participating mortgages. In periods prior to the Company's decision to elect to be taxed as a REIT, net earnings (loss) was also affected to a much greater extent by income taxes. The Company's effective tax rate (based on earnings before income taxes and extraordinary losses) was 76% and 60% for the three and six months ended June 30, 1997, respectively. The effective rate reflected the effects of permanent differences, primarily the distributions payable to the former Hughes owners (or their successors) under the Contingent Stock Agreement which are not fully deductible for income tax purposes.

Financial condition and liquidity:

Shareholders' equity increased by $38,160,000 from December 31, 1997 to June
  30, 1998. The increase was primarily attributable to the issuance of common stock and net earnings for the six months ended June 30, 1998, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks.

The Company had cash and cash equivalents and investments in marketable securities totaling $43,513,000 at June 30, 1998, including $3,866,000 of investments held for restricted uses.

In July 1998, the Company obtained an $800 million unsecured line of credit facility to replace a $250 million revolving line of credit facility. The new facility is structured as a $350 million 364 day bridge loan facility to fund acquisitions and a $450 million three-year revolving line of credit. Repayment of any borrowings under the new facility is guaranteed by certain of the Company's majority interest ventures. The revolving line of credit may be used for various purposes, including project development costs, property acquisitions, liquidity and other corporate needs. It may also be utilized to pay some portion of existing debt, including maturities in 1998. At June 30, 1998, the Company had outstanding borrowings of $25 million under the line of credit.






                                          27
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Financial Condition and Liquidity (continued):

As of June 30, 1998, debt due in one year was $74,152,000, including balloon maturities of $32,900,000. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources avail-able, including approximately $2.25 billion under its universal shelf registration statement and $800 million under its credit facility. Management may, however, decide to fund certain requirements with proceeds from sales or exchanges of interests in properties.

Net cash provided by operating activities was $154,684,000 and $75,764,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in net cash provided of $78,920,000 was due primarily to the factors discussed previously under the operating results of the four major business segments. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of operating and interest expenses.

Net cash used in investing activities was $86,872,000 and $130,780,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease in net cash used of $43,908,000 was due primarily to cash received on payment of loans to majority financial interest ventures and higher proceeds from sales of properties partially offset by increases in expenditures for properties under development.

Net cash used in financing activities was $115,265,000 and net cash provided by financing activities was $41,697,000 for the six months ended June 30, 1998 and 1997, respectively. Cash flows from financing activities for 1997 included the proceeds from the public offering of Series B Convertible Preferred stock of 196.9 million. Cash flows from financing activities for 1998 include the proceeds from issuance of Common stock of $43.4 million.

Property acquisitions:

On April 6, 1998, the Company and Westfield America, Inc. entered into an agreement to purchase a portfolio of interests in retail centers from TrizecHahn Centers Inc. The agreement, as amended, provides for the Company to purchase interests in eight retail centers for approximately $1.3 billion. The agreement is subject to the satisfaction of certain conditions and includes a provision for the substitution of, or increase or decrease in the number of, centers to be acquired. The Company plans to fund the purchase price by assuming existing property debt of approximately $292 million, borrowing approximately $390 million in the form of mortgage debt on the properties, borrowing on its $800 million credit facility, and, depending upon market conditions, issuing common stock, Preferred stock, debt securities and/or other securities under its universal shelf or other registration statements. The Company may also fund a portion of the purchase price with the proceeds from sales of interests in properties,






                                          28
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Property acquisitions (continued):

  including those acquired in this transaction, or the exchange of interests in properties. On July 31, 1998 the Company purchased two of the property interests for a purchase price of approximately $445 million, including approximately $193 million of assumed property debt. The remainder of the purchase price was provided by available cash balances and approximately $210 million of borrowings from the aforementioned $800 million credit facility. Acquisitions of the remaining property interests are expected to close in the third and fourth quarters of 1998.

On June 30, 1998, the Company entered into an agreement to acquire all of the income-producing properties (office and industrial buildings) and certain other assets of Rouse-Teachers Properties, Inc., an entity in which the Company currently holds a 5% ownership interest. The purchase price will be approximately $364 million, including property debt assumed of approximately $103 million. The acquisition is expected to close in the fourth quarter of 1998. The Company expects to fund the net purchase price by issuing approximately $100 million in common stock and $108 million in notes to the seller, and paying approximately $53 million in cash. The Company expects to fund the cash payment with proceeds from the sales of certain of the acquired properties. The acquisition is expected to close in the fourth quarter of 1998.

Year 2000 issue:

The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the year 2000 issue relates to whether non-Information Technology (IT) systems that depend on embedded computer technology will recognize the year 2000. Systems that do not properly recognize such information could generate erroenous information or fail.

In 1996, the Company adopted a plan to replace virtually all of its management information and accounting systems. This plan was adopted in the context of the Company's long-term Information Systems strategy. In accordance with this plan, all mission-critical IT systems are being replaced with systems that are year 2000 compliant. The Company has already implemented new financial accounting, payroll and leasing management systems that are year 2000 compliant. Also, the Company is in the process of implementing new property management and human resource systems (both of which are expected to become operational on or before January 1, 1999) which will be year 2000 compliant. In addition, as a result of the Company's normal upgrade and replacement process, all network and desktop equipment meet the requirements for year 2000. As a result, the Company expects that the costs to specifically remediate year 2000 IT issues will be minimal. For non-IT systems, the Company has completed a comprehensive review of computer






                                          29
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Year 2000 issue, continued:

  hardware and software in mechanical systems and has developed a program to repair or replace non-IT systems that are not year 2000 compliant. It is anticipated that the program will be completed in the third quarter of 1999. Costs to specifically remediate non-IT systems (e.g., escalators, elevators, heating, ventilating and cooling systems, etc.) that are non-compliant are not expected to be material. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material effect on the Company's financial condition or results of operations.

It is very difficult to identify "the most reasonably likely worst-case scenario" at this time. The Company's exposure is widely spread, with no known major direct exposure. The Company believes that the most likely worst-case exposure is at the indirect level, involving vendors, suppliers and tenants. For example, the Company believes there could be failure in the information systems of certain tenants that may delay the payment of rents. While it is not possible at this time to determine the likely impact of these potential problems, the Company will continue to evaluate these areas and develop contingency plans, as appropriate.

Recent accounting pronouncements:

In March 1998, the Emerging Issues Task Force of the Financial Accounting
  Standards Board reached a consensus on Issue 97-11 relating to the accounting for internal staff costs associated with acquisitions of operating properties. The consensus requires that these costs be expensed (for transactions occurring after March 19, 1998) similar to the accounting for such costs in business combination transactions. As the Company previously followed a practice of capitalizing certain internal staff costs relating to acquisitions of operating properties, this consensus results in a change in accounting policy; however, the change has not had and is not expected to have a material effect on net earnings (loss).

In June 1998, the Financial Accounting Standards Board issued Statement of
  Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," (Statement 133) which is required to be adopted by the Company no later than January 1, 2000. The Company's derivative instruments consist primarily of interest rate swap, cap and lock agreements related to specific debt financings. While the Company has not completed its analysis of Statement 133 and has not made a decision regarding the timing of adoption, it does not believe that adoption will have a material effect on its financial position and results of operations based on of its current use of derivative instruments.








                                          30
Part I.  Financial Information, continued
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Information relating to forward-looking statements:

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words believe, expect, anticipate and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) risks associated with the Company's qualification and operation as a REIT; (2) real estate investment risks;
  (3) development risks; (4) illiquidity of real estate investments; (5) dependence on rental income from real property; (6) effect of uninsured loss; (7) lack of geographical diversification; (8) possible environmental liabilities; (9) difficulties of compliance with the Americans with Disabilities Act; (10) competition; (11) changes in the economic climate and
  (12) certain matters relating to Nevada properties; (13) changes in tax laws or regulations. For a more detailed discussion of these factors, see
  Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 1997.





























                                          31
Part II.  Other Information.

Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities and Use of Proceeds.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          N/A

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits
              Reference is made to the Exhibit Index.
          (b) Reports on Form 8-K
              Current Report on Form 8-K filed August 13, 1998 disclosing acquisition of assets.







                                          32





























            Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE ROUSE COMPANY

                                       Principal Financial Officer:


Date:     August 14, 1998  	         By /s/Jeffrey H. Donahue
                                          Jeffrey H. Donahue
                                          Senior Vice President and
                                            Chief Financial Officer


                                       Principal Accounting Officer:


Date:     August 14, 1998              By /s/George L. Yungmann
                                          George L. Yungmann
                                          Senior Vice President and
                                            Controller


































                                          33
                                      Exhibit Index


Exhibit Number                          Description

  2                                     Plan of Acquisition, Reorganization,
                                        Arrangement, Liquidation or Succession

  27.1                                  Financial Data Schedule

  27.2                                  Restated Financial Data Schedule
















































                                          34