Form 10-Q
period 1998-09-30
ROUSE COMPANY
filed 1998-11-17
CIK 85388

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1998
                                        ------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______ to _______

Commission File Number   0-1743
                         ------

                               The Rouse Company
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Maryland                                           52-0735512
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  10275 Little Patuxent Parkway
   Columbia, Maryland                                         21044-3456
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (410) 992-6000
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X    No
                   -----    -----

Indicate the number of shares outstanding of the issuer's common stock as of November 6, 1998:

Common Stock, $0.01 par value                      68,603,062
-----------------------------                   ----------------
    Title of Class                              Number of Shares

Part I.  Financial Information
Item 1.  Financial Statements:


                      THE ROUSE COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1998 and 1997
          (Unaudited, in thousands except per share amounts, note 1)


                                                     Three months               Nine months
                                                  ended September 30,        ended September 30,
                                                  -------------------        -------------------
                                                    1998       1997            1998       1997
                                                  --------   --------        --------   --------
Revenues:
 Retail centers                                   $123,018   $123,096        $345,167   $359,501
 Office, mixed-use and other                        39,736     54,162         119,028    160,293
 Land sales operations                               1,126     51,076          32,756    153,065
 Corporate interest income                             438        997           1,906      3,816
                                                  --------   --------        --------   --------
    Total revenues                                 164,318    229,331         498,857    676,675
                                                  --------   --------        --------   --------

Operating expenses, exclusive of
 provision for bad debts,
 depreciation and amortization:
   Retail centers                                   58,197     64,451         169,318    184,581
   Office, mixed-use and other                      16,046     25,877          49,411     78,015
   Land sales operations                               524     34,990          23,688    113,213
   Development                                      (1,052)     1,815           3,452      4,267
   Corporate                                         3,780      3,125          12,351     10,325
                                                  --------   --------        --------   --------
                                                    77,495    130,258         258,220    390,401
                                                  --------   --------        --------   --------

Interest expense:
 Retail centers                                     32,855     29,269          93,021     92,152
 Office, mixed-use and other                        16,546     20,568          49,891     61,386
 Land sales operations                                 182      1,130             713      3,038
 Corporate                                            (870)      (773)         (4,253)       586
                                                  --------   --------        --------   --------
                                                    48,713     50,194         139,372    157,162
                                                  --------   --------        --------   --------


Provision for bad debts                              1,926      1,854           3,716      3,432

Depreciation and amortization                       20,514     21,015          56,713     61,446
                                                  --------   --------        --------   --------
    Total expenses                                 148,648    203,321         458,021    612,441
                                                  --------   --------        --------   --------

The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Consolidated Statements of Operations, continued
            Three and Nine Months Ended September 30, 1998 and 1997
          (Unaudited, in thousands except per share amounts, note 1)

                                                     Three months           Nine months
                                                   ended September 30,  ended September 30,
                                                   ------------------   ------------------
                                                    1998       1997      1998      1997
                                                   -------    -------   -------   --------
Equity in earnings of
 unconsolidated real estate
 ventures (note 3)                                 $13,268    $ 1,771   $49,928   $  2,721
Gain (loss) on dispositions of
 assets and other provisions,
 net (note 5)                                       (7,389)     1,538    (5,220)    (8,513)
                                                   -------    -------   -------   --------
Earnings before income taxes,
 extraordinary items and
 cumulative effect of change
 in accounting principle                            21,549     29,319    85,544     58,442
Income taxes (note 2):
 Current                                                37      1,255       236      2,361
 Deferred                                              ---     11,793       ---     28,275
                                                   -------    -------   -------   --------
                                                        37     13,048       236     30,636
                                                   -------    -------   -------   --------

Earnings before extraordinary
 items and cumulative effect
 of change in accounting
 principle                                          21,512     16,271    85,308     27,806
Extraordinary gain (loss) from
 extinguishment of debt,
 net (note 6)                                       (1,901)      (107)    4,674    (12,322)
Cumulative effect at
 January 1, 1998 of change
 in accounting for participating
 mortgages (note 7)                                    ---        ---    (4,629)       ---
                                                   -------    -------   -------   --------

  Net earnings                                     $19,611    $16,164   $85,353   $ 15,484
                                                   =======    =======   =======   ========

  Net earnings applicable
   to common shareholders                           $16,573   $13,126   $76,239   $  8,209
                                                    =======   =======   =======   ========


The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Consolidated Statements of Operations, continued
            Three and Nine Months Ended September 30, 1998 and 1997
          (Unaudited, in thousands except per share amounts, note 1)

                                                      Three months          Nine months
                                                   ended September 30,  ended September 30,
                                                   -------------------  -------------------
                                                     1998       1997      1998        1997
                                                   --------   --------  --------   --------
EARNINGS PER SHARE OF
 COMMON STOCK (Note 8):

Basic:
 Earnings before extra-
  ordinary items                                   $    .27   $    .20  $   1.12   $    .30
 Extraordinary gain (loss)                             (.03)       ---       .07       (.18)
 Cumulative effect of change
  in accounting principle                               ---        ---      (.07)       ---
                                                   --------   --------  --------   --------

   Total                                           $    .24   $    .20  $   1.12   $    .12
                                                   ========   ========  ========   ========

Diluted:
 Earnings before extra-
  ordinary items                                   $    .27   $    .20  $   1.11   $    .30
 Extraordinary gain (loss)                             (.03)       ---       .07       (.18)
 Cumulative effect of change
  in accounting principle                               ---        ---      (.07)       ---
                                                   --------   --------  --------   --------

   Total                                           $    .24   $    .20  $   1.11   $    .12
                                                   ========   ========  ========   ========

DIVIDENDS PER SHARE:
 Common stock                                      $    .28   $    .25  $    .84   $    .75
                                                   ========   ========  ========   ========
 Preferred stock                                   $    .75   $    .75  $   2.25   $   1.80
                                                   ========   ========  ========   ========


The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   September 30, 1998 and December 31, 1997
                            (in thousands, note 1)


                                                                 September 30, December 31,
                                                                      1998         1997
                                                                 ------------  ------------
                                                                   (Unaudited)
Assets:
 Property:
   Operating properties:
    Property and deferred costs
     of projects                                                   $3,551,549    $3,079,962
    Less accumulated depreciation
     and amortization                                                 554,209       515,229
                                                                   ----------    ----------
                                                                    2,997,340     2,564,733
   Properties in development                                          204,824       232,349
   Properties held for sale                                           149,552        20,052
                                                                   ----------    ----------

    Total property                                                  3,351,716     2,817,134

 Investments in and advances to unconsolidated
  real estate ventures (note 3)                                       303,415       338,692

 Prepaid expenses, receivables under finance
  leases and other assets                                             234,420       228,956

 Accounts and notes receivable                                         84,771       114,300

 Investments in marketable securities                                   4,021         3,586

 Cash and cash equivalents                                             42,102        87,100
                                                                   ----------    ----------

    Total                                                          $4,020,445    $3,589,768
                                                                   ==========    ==========



The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued
                   September 30, 1998 and December 31, 1997
                            (in thousands, note 1)

                                                                  September 30,        December 31,
                                                                     1998                  1997
                                                                   (Unaudited)
                                                                  ------------         ------------
Liabilities:
  Debt (note 4):
    Property debt not carrying a Parent
      Company guarantee of repayment                                $2,459,313           $2,085,456
    Parent Company debt and debt carrying a
      Parent Company guarantee of
       repayment:
        Property debt                                                  242,093              158,093
        Convertible subordinated debentures                            128,515              130,000
        Other debt                                                     243,200              256,000
                                                                    ----------           ----------
                                                                       613,808              544,093
                                                                    ----------           ----------

    Total debt                                                       3,073,121            2,629,549

  Obligations under capital leases                                       8,246               54,591

  Accounts payable, accrued expenses
    and other liabilities                                              268,045              302,613

Company-obligated mandatorily redeemable
    preferred securities of a trust holding
    solely Parent Company subordinated debt
    securities                                                         137,500              137,500

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500                                                                41                   41

  Common stock of 1 cent par value per
   share;
    250,000,000 shares authorized;
     68,482,514 shares issued in 1998 and 66,847,682
     shares issued in 1997                                                 685                  669
  Additional paid-in capital                                           735,628              686,976
  Accumulated deficit                                                 (202,821)            (222,171)
                                                                    ----------           ----------

    Total shareholders' equity                                         533,533              465,515
                                                                    ----------           ----------

      Total                                                         $4,020,445           $3,589,768
                                                                    ==========           ==========


The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1998 and 1997
                       (Unaudited, in thousands, note 1)

                                                                             1998        1997
                                                                           ---------   ---------
Cash flows from operating activities:
  Rents and other revenues received                                        $ 453,676   $ 520,522
  Proceeds from land sales                                                    72,007     120,908
  Interest received                                                            8,014      10,238
  Land development expenditures                                                  ---     (83,089)
  Operating expenditures                                                    (234,550)   (287,218)
  Interest paid                                                             (131,804)   (161,062)
  Distributions received from unconsolidated
   majority financial interest ventures, net                                  16,552         ---
                                                                           ---------   ---------
    Net cash provided by operating activities                                183,895     120,299
                                                                           ---------   ---------
Cash flows from investing activities:
  Expenditures for properties in development
   and improvements to existing properties
   funded by debt                                                           (237,077)   (190,927)
   Expenditures for property acquisitions                                   (251,106)        ---
  Expenditures for improvements to existing
   properties funded by cash provided by
   operating activities:
      Tenant leasing and remerchandising                                      (5,272)     (5,014)
      Building and equipment                                                  (8,306)     (6,493)
  Payments received on loans and advances to
   unconsolidated majority financial interest
   ventures                                                                   59,398         ---
  Proceeds from sales of operating properties
   and other investments                                                      34,141       5,770
  Other                                                                        5,683       5,042
                                                                           ---------   ---------
    Net cash used by investing activities                                   (402,539)   (191,622)
                                                                           ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of property debt                                    232,121     337,648
  Repayments of property debt:
   Scheduled principal payments                                              (34,306)    (35,033)
   Other payments                                                           (167,491)   (364,088)
  Proceeds from issuance of other debt                                       455,971      45,000
  Repayments of other debt                                                  (218,422)    (44,358)
  Proceeds from issuance of Series B Preferred
     stock                                                                       ---     196,826
  Proceeds from issuance of common stock                                      43,429         ---
  Purchases of common stock                                                  (65,819)    (21,201)
  Proceeds from exercise of stock options                                        353       1,963
  Dividends paid                                                             (66,006)    (57,385)
  Other                                                                       (6,184)       (302)
                                                                           ---------   ---------
    Net cash provided by financing activities                                173,646      59,070
                                                                           ---------   ---------
Net decrease in cash and cash equivalents                                    (44,998)    (12,253)
Cash and cash equivalents at beginning of period                              87,100      43,766
                                                                           ---------   ---------
Cash and cash equivalents at end of period                                 $  42,102   $  31,513
                                                                           =========   =========


The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, continued
                 Nine Months Ended September 30, 1998 and 1997
                       (Unaudited, in thousands, note 1)

                                                        1998       1997
                                                      ---------  ---------
Reconciliation of net earnings to net cash
  provided by operating activities:

Net earnings                                           $ 85,353   $ 15,484
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                        56,713     61,446
    (Gain) loss on dispositions of assets
      and other provisions, net                           5,220      8,513
    Deferred income taxes                                    --     28,275
    Extraordinary (gain) loss, net                       (4,674)    12,322
    Cumulative effect of change in accounting
      principle                                           4,629         --
    Additions to preconstruction reserve                     --      2,400
    Provision for bad debts                               3,716      3,432
    Decrease (increase) in operating assets
      and liabilities, net                               32,938    (11,573)
                                                       --------   --------
Net cash provided by operating activities              $183,895   $120,299
                                                       ========   ========

Schedule of Noncash Investing and Financing
  Activities:
  Common stock issued pursuant to Contingent
    Stock Agreement                                    $ 65,023   $ 23,313
  Common stock issued upon conversion of
    convertible subordinated debentures                   1,484         --
  Debt assumed by purchasers of land                          2     16,675
  Termination of capital lease obligation                46,387         --
  Debt assumed on purchase of operating properties     $192,618   $     --
                                                       ========   ========


The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 1998


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

(2) Tax status
    ----------

    Effective January 1, 1998, the Company determined that it would elect to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code, as amended. In general, a corporation that distributes at least 95% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to federal income taxation to the extent of the income which it distributes. Management believes the Company met the qualifications for REIT status as of September 30, 1998, intends for it to continue to meet the qualifications in the future and does not expect that the Company will be liable for income taxes or taxes on "built-in gains" on its assets at the Federal level or in most states in which it operates in 1998 and future years. Accordingly, the provision for income taxes for the three and nine months ended September 30, 1998 relates only to certain state income taxes.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued



(3) Unconsolidated real estate ventures
    -----------------------------------

    Investments in and advances to unconsolidated real estate ventures at September 30, 1998 and December 31, 1997 are summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                            September 30,  December 31,
                                                1998           1997
                                            -------------  ------------
     Majority interest ventures                  $236,900      $259,320
     Joint interest and control ventures              691         3,412
     Minority interest ventures                    65,824        75,960
                                                 --------      --------
                Total                            $303,415      $338,692
                                                 ========      ========

    The equity in earnings of unconsolidated real estate ventures for the three and nine months ended September 30, 1998 and 1997 is summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                         Three months         Nine months
                                      ended September 30   ended September 30
                                      ------------------   ------------------
                                         1998     1997      1998       1997
                                      ---------  -------   -------    -------

          Majority interest ventures    $11,021  $  ---    $42,983     $  ---
          Minority interest ventures      2,247   1,771      6,945      2,721
                                        -------  ------    -------     ------
                Total                   $13,268  $1,771    $49,928     $2,721
                                        =======  ======    =======     ======


                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

    The condensed, combined balance sheets of the ventures in which the Company holds majority financial interests at September 30, 1998 and December 31, 1997 are summarized as follows (in thousands):

                                                                 September 30,  December 31,
                                                                     1998           1997
                                                                 -------------  ------------
Assets:
     Operating properties, net                                        $220,237      $211,385
     Properties in development                                          59,376        23,144
     Properties held for sale                                               --        46,289
     Land held for development and sale                                223,592       233,406
     Investment land                                                    40,919        34,947
     Other                                                             177,133       145,045
                                                                      --------      --------
       Total                                                          $721,257      $694,216
                                                                      ========      ========

Liabilities and shareholders' deficit:
     Mortgages payable and other long-term debt                       $309,348      $280,595
     Other liabilities                                                 114,645        89,710
     Loans and advances from The Rouse Company                         355,594       405,871
     Shareholders' deficit                                             (58,330)      (81,960)
                                                                      --------      --------
       Total                                                          $721,257      $694,216
                                                                      ========      ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

    The condensed combined statements of operations of the ventures in which the Company holds a majority financial interest for the three and nine months ended September 30, 1998 are summarized as follows (in thousands):

                                                  Three months    Nine months
                                                     ended           ended
                                                 September 30,   September 30,
                                                      1998            1998
                                                 -------------   -------------

     Revenues                                         $ 59,621       $ 212,883
     Operating expenses                                (37,576)       (124,718)
     Interest expense, including interest
       on loans from the Company of $35,453
       for the nine months and $11,395 for
       the three months                                (16,708)        (54,557)
     Depreciation and amortization                      (2,489)         (7,543)
     Equity in earnings of unconsolidated
       real estate ventures                                 13             862
     Gain (loss) on dispositions of assets                (123)         15,723
     Income taxes                                       (1,358)        (18,095)
     Extraordinary loss, net                                --            (925)
                                                      --------       ---------

         Net earnings                                 $  1,380       $  23,630
                                                      ========       =========

Revenues and operating expenses for the nine months ended September 30, 1998 reflect the elimination of certain land sales between the Company and the majority interest ventures.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

    The Company's share of the net earnings before extraordinary loss of the ventures is summarized as follows (in thousands):


                                                           Three months    Nine months
                                                               ended         ended
                                                           September 30,  September 30,
                                                               1998            1998
                                                           ------------   -------------
  Share of net earnings based on
    ownership interest                                      $    1,366       $ 23,394
  Share of extraordinary loss                                       --            916
  Participation by others in the Company's
    share of earnings of majority financial
    interest ventures                                           (3,980)       (19,019)
  Interest on loans and advances, net                           11,395         35,453
  Eliminations and other, net                                    2,240          2,239
                                                            ----------       --------

                                                            $   11,021       $ 42,983
                                                            ==========       ========

(4) Debt
    ----

    Debt at September 30, 1998 and December 31, 1997 is summarized as follows (in thousands):

                                         September 30, 1998      December 31, 1997
                                        ---------------------  ---------------------
                                                      Due in                 Due in
                                           Total     one year    Total      one year
                                        ----------   --------  ----------   --------
 Mortgages and bonds                    $2,369,432   $121,359  $2,159,418   $ 48,019
 Convertible subordi-
   nated debentures                        128,515        ---     130,000        ---
 Medium-term notes                          97,500      6,000     110,300     12,800
 Credit line borrowings                    250,000        ---         ---        ---
 Other loans                               227,674     29,584     229,831      9,319
                                        ----------   --------  ----------   --------
   Total                                $3,073,121   $156,943  $2,629,549   $ 70,138
                                        ==========   ========  ==========   ========

The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(4) Debt, continued
    ---------------

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

(5) Gain (loss) on dispositions of assets and other provisions, net
    ---------------------------------------------------------------

    The loss for the three months ended September 30, 1998 relates primarily to a loss on the disposal of a retail property. The loss for the nine months ended September 30, 1998 relates primarily to the third quarter disposal and losses on the sales of a hotel and office building in the first quarter. The loss for the nine months has been partially offset by a reduced provision for loss on a retail center which the Company sold in April 1998, a first quarter partial recovery of a loss previously recognized on a litigation matter, and a gain in the second quarter on the sale of an office building.

    The loss for the nine months ended September 30, 1997 relates primarily to additional provisions for losses on several retail centers the Company was holding for sale. The gain for the three months ended September 30, 1997 relates primarily to a reduced provision for loss on a retail center which the Company sold in the fourth quarter 1997.

(6) Extraordinary gain (loss), net
    ------------------------------

    The extraordinary gain and losses for the three and nine months ended September 30, 1998 and 1997 relate to the extinguishment of debt prior to the scheduled maturities. The net gain for the nine months ended September 30, 1998 resulted from debt extinguished in connection with the transfer of title to a property to the related mortgage lender in the second quarter of 1998 ($14,875,000). This gain was partially offset by losses on extinguishment of other debt prior to scheduled maturity ($9,285,000). One of the losses was incurred by a majority financial interest venture. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale were used to repay the debt. The loss related to the majority financial interest venture ($916,000) is net of related taxes.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(6) Extraordinary gain (loss), net, continued
    -----------------------------------------

    The loss for the nine months ended September 30, 1997 ($18,957,000), is net of related income tax benefits of $6,635,000.

(7) Cumulative effect of change in accounting for participating mortgages
    ---------------------------------------------------------------------

    Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 97-1 "Accounting by Participating Mortgage Loan Borrowers." This Statement prescribes borrowers' accounting for participating mortgage loans and requires, among other things, that borrowers recognize liabilities for the estimated fair value of lenders' participations in the appreciation in value (if any) of mortgaged real estate projects and record such participations as interest over the term of the related loans. The Company recognized the cumulative effect of initially adopting the Statement in its statement of operations for the nine months ended September 30, 1998. The cumulative effect of this accounting change at January 1, 1998 was to reduce net earnings by approximately $4,629,000 ($.07 per share basic and $.07 per share diluted). The effect of this change excluding the cumulative effect of initial adoption was not material (approximately $.01 per share basic and $.01 per share diluted for the nine months ended September 30, 1998). Ongoing application of the Statement will result in changes in interest expense and liabilities to lenders reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in property values, it is not possible to estimate the timing, amount or direction of these changes.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(8) Earnings per share
    ------------------

    Information relating to the calculation of earnings per share of common stock for the three and nine months ended September 30, 1998 and 1997 is summarized as follows (in thousands):

                                         Three months ended             Nine months ended
                                         September 30, 1998             September 30, 1998
                                    -----------------------------  -----------------------------
                                           Basic         Diluted          Basic         Diluted
                                    -------------------  --------  -------------------  --------
    Earnings before extraordi-
      nary gains and losses
      and cumulative effect
      of change in accounting
      principle                                $21,512   $21,512              $85,308   $85,308
    Dividends on Preferred
      stock                                     (3,038)   (3,038)              (9,114)   (9,114)
    Dividends on unvested
      common stock awards                         (114)      (60)                (382)     (252)
    Interest on convertible
      subordinated debentures                       --        --                   --        --
                                    ------------------   -------   ------------------   -------
     Adjusted earnings before
       extraordinary gains and
       losses and cumulative
       effect of change in
       accounting principle
       used in EPS computation                 $18,360   $18,414              $75,812   $75,942
                                    ==================   =======   ==================   =======

    Weighted-average shares
      outstanding                               68,323    68,323               67,437    67,437
    Dilutive securities:
     Convertible subordinated
       debentures                                   --        --                   --        --
     Convertible Preferred stock                    --        --                   --        --
     Options, warrants and
       unvested common stock
       awards                                       --       922                   --     1,125
                                    ------------------   -------   ------------------   -------
     Adjusted weighted-average
       shares used in EPS
       computation                              68,323    69,245               67,437    68,562
                                    ==================   =======   ==================   =======

Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(8) Earnings per share, continued
    -----------------------------

                                          Three months ended          Nine months ended
                                          September 30, 1997          September 30, 1997
                                     -------------------------------  ------------------
                                            Basic          Diluted     Basic    Diluted
                                     -------------------  ----------  --------  --------
    Earnings before extraordinary
     losses and cumulative effect
     of change in accounting
     principle                                  $16,271     $16,271   $27,806   $27,806
    Dividends on Preferred
     stock                                       (3,038)     (3,038)   (7,275)   (7,275)
    Dividends on unvested
     common stock awards                           (153)        (81)     (477)     (342)
    Interest on convertible
     subordinated debentures                         --          --        --        --
                                     ------------------   ---------   -------   -------
     Adjusted earnings
       before extraordinary
       losses and cumulative
       effect of change in
       accounting principle
       used in EPS computation                  $13,080     $13,152   $20,054   $20,189
                                     ==================   =========   =======   =======

    Weighted-average shares
     outstanding                                 66,256      66,256    66,194    66,194
    Dilutive securities:
     Convertible subordinated
       debentures                                    --          --        --        --
     Convertible Preferred stock                     --          --        --        --
     Options, warrants and
       unvested common stock
       awards                                        --       1,178        --       836
                                     ------------------   ---------   -------   -------
     Adjusted weighted-average
       shares used in EPS
       computation                               66,256      67,434    66,194    67,030
                                     ==================   =========   =======   =======


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

(10) Property acquisitions
     ---------------------

     On April 6, 1998, the Company and Westfield America, Inc. entered into an agreement to purchase a portfolio of interests in retail centers from TrizecHahn Centers Inc. Under terms of the agreement, as amended, and subject to certain terms and conditions, the Company will purchase interests in seven retail centers for approximately $1.1 billion. On
     July 31, 1998, the Company purchased ownership interests in two of the retail centers for approximately $445 million, including debt assumed of approximately $193 million. In October 1998, the Company purchased ownership interests in four of the retail centers for approximately $433 million, including debt assumed of approximately $223 million. The Company used available cash, new mortgage debt secured by one of the properties and borrowings under its new credit facility to fund the net purchase price of the retail center interests purchased in July and October 1998. In connection with the acquisitions, the Company decided to sell its ownership interests in two of the properties. One of the ownership interests the Company decided to sell was purchased on July 31, 1998 and accordingly, the Company classified the cost allocated to such ownership interest as Property Held for Sale in the consolidated balance sheet of September 30, 1998. The Company expects to purchase the remaining property interest in December 1998.

     On June 30, 1998, the Company entered into an agreement to acquire all of the income producing properties (office and industrial buildings) and certain other assets of Rouse-Teachers Properties, Inc., an entity in which the Company currently holds a 5% ownership interest.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(10)  Property acquisitions, continued
      --------------------------------

      The purchase price will be approximately $364 million, including property debt assumed of approximately $103 million. The acquisition is expected to close in the fourth quarter of 1998.

(11)  Shelf registration statement
      ----------------------------

      At September 30, 1998, the Company had a shelf registration statement for future sale of up to an aggregate of $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                       THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1997 and any material changes in the results of operations for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1997 Annual Report to Shareholders.

General:
-------

The Company's primary objective is to own and operate premier properties - shopping centers, office and industrial buildings and major mixed-use projects-in major markets across the United States. In order to achieve this objective, management is actively evaluating opportunities to acquire properties owned by others that may have future prospects consistent with the Company's long-term investment criteria and is continually evaluating the future outlook for properties in the Company's portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate leasable mall space and/or add new department stores to its existing properties to meet its objective. The Company has sold a number of properties over the last several years and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to continue to meet its investment criteria. While disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings (loss) in future quarters or fiscal years, they are not anticipated to have a material effect on the overall consolidated financial position of the Company.

Operating results:
-----------------

As indicated in the 1997 Annual Report to Shareholders, the discussion of operating results focuses on the Company's business segments as management believes that segment analysis provides the most effective means of understanding the business. For purposes of comparability, the analyses of operating results for the segments present the revenues and expenses of the Company and consolidated subsidiaries and the Company's share of revenues and expenses (including the other owner's share of funds from operations) of real estate ventures in which the Company holds substantially all (at least 98%) of the financial interest (majority interest ventures) but does not own a majority voting interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

These majority interest ventures were initiated on December 31, 1997 when certain wholly owned subsidiaries issued 91% of their voting stock to The Rouse Company Incentive Compensation Statutory Trust, an entity which is neither owned nor controlled by the Company. The majority interest ventures are accounted for in the Company using the equity method in 1998 while the subsidiaries were consolidated in 1997.

Operating Properties - Retail Centers:

Operating results of retail properties are summarized as follows (in millions):

                                                          Three months ended September 30,
                                               ---------------------------------------------------------
                                                                1998                               1997
                                               -------------------------------------------------  ------
                                               Consoli-            Majority     Minority
                                               dated               Interest     Interest
                                               Properties          Ventures     Ventures  Total   Total
                                               ---------           --------     --------  ------  ------
Revenues                                          $123.0              $15.4        $ 2.8  $141.2  $125.2*
Operating expenses,
 exclusive of depreciation and
 amortization                                       58.2                8.5           --    66.7    64.5
Interest expense                                    32.9                2.9           --    35.8    29.3
Provision for bad debts                              1.7                 .1           --     1.8     1.8
                                                  ------              -----        -----  ------  ------
                                                    30.2                3.9          2.8    36.9    29.6
Depreciation and amortization                       13.8                1.1           .5    15.4    11.2*
                                                  ------              -----        -----  ------  -----

Operating income                                  $ 16.4              $ 2.8        $ 2.3  $ 21.5  $18.4
                                                  ======              =====        =====  ======  =====

                                                              Nine months ended September 30,
                                              ------------------------------------------------------------
                                                                     1998                            1997
                                              ----------------------------------------------------  ------
                                              Consoli-            Majority        Minority
                                              dated               Interest        Interest
                                              Properties          Ventures        Ventures   Total   Total
                                              ----------          --------        --------  ------  ------
Revenues                                          $345.2             $42.3           $ 8.1  $395.6  $365.8*
Operating expenses,
 exclusive of depreciation and
 amortization                                      169.3              22.8              --   192.1   185.0
Interest expense                                    93.0               9.2              --   102.2    92.2
Provision for bad debts                              3.4                .1              --     3.5     4.0
                                                  ------             -----           -----  ------  ------
                                                    79.5              10.2             8.1    97.8    84.6
Depreciation and amortization                       36.6               3.4             1.7    41.7    35.9*
                                                  ------             -----           -----  ------  ------

Operating income                                  $ 42.9             $ 6.8           $ 6.4  $ 56.1  $ 48.7
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Retail Centers, (continued):

Revenues from retail centers increased $16.0 million and $29.8 million for the three and nine months ended September 30, 1998, respectively, while total operating and interest expenses increased $12.9 million and $22.4 million, respectively, compared to the same periods in 1997. The increases in revenues and expenses were attributable primarily to effects of higher average occupancy (92.5% and 91.6% for the three and nine months ended September 30, 1998, respectively, compared to 90.8% and 89.8% for the same periods in 1997), the operations of two properties acquired, one in the fourth quarter 1997, and one in the third quarter 1998, the opening of a retail center expansion in the third quarter of 1997, and the openings of five retail centers, two in the fourth quarter of 1997, one in the first quarter of 1998 and two in the second quarter 1998. These increases were partially offset by the effects of the disposition of interests in eight retail centers in the third and fourth quarters of 1997 and second and third quarters of 1998.

Operating Properties - Office, Mixed-Use and Other Properties:

Operating results of office, mixed-use and other properties are summarized as follows (in millions):

                                                                         Three months ended September 30,
                                                            --------------------------------------------------------
                                                                                   1998                        1997
                                                            --------------------------------------------       -----
                                                            Consoli-      Majority    Minority
                                                            dated         Interest    Interest
                                                            Properties    Ventures    Ventures     Total       Total
                                                            ----------    --------    --------     -----       -----
Revenues                                                         $39.8        $9.7         $.3     $49.8       $54.5*
Operating expenses, exclusive
 of provision for bad debts,
 depreciation and amortization                                    16.0         6.9          --      22.9        26.0
Interest expense                                                  16.6         1.9          --      18.5        20.6
Provision for bad debts                                             .2          --          --        .2          --
                                                                 -----        ----         ---     -----       -----
                                                                   7.0          .9          .3       8.2         7.9
Depreciation and amortization                                      6.6         1.3          .3       8.2         8.6*
                                                                 -----        ----         ---     -----       -----

Operating income (loss)                                          $  .4        $(.4)        $--     $  --       $ (.7)
                                                                 =====        ====         ===     =====       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Office, Mixed-Use and Other Properties (continued):


                                                       Nine months ended September 30,
                                          -----------------------------------------------------------
                                                               1998                            1997
                                          ------------------------------------------------- ---------
                                          Consoli-         Majority     Minority
                                          dated            Interest     Interest
                                          Properties       Ventures     Ventures     Total     Total*
                                          ----------       -------      --------     ------    ------
Revenues                                      $119.0         $37.0          $1.0     $157.0    $161.2
Operating expenses, exclusive
 of provision for bad debts,
 depreciation and amortization                  49.4          25.1            --       74.5      78.0
Interest expense                                49.9           7.4            --       57.3      61.4
Provision for bad debts                           .3            --            --         .3       (.6)
                                              ------         -----          ----     ------    ------
                                                19.4           4.5           1.0       24.9      22.4
Depreciation and amortization                   19.9           4.1            .7       24.7      25.3*
                                              ------         -----          ----     ------    ------

Operating income (loss)                       $  (.5)        $  .4          $ .3     $   .2    $ (2.9)
                                              ======         =====          ====     ======    ======

* The Company's share of earnings before depreciation and deferred taxes and depreciation and amortization of real estate ventures in which it holds a minority financial interest are included in revenues and depreciation and amortization, respectively, in the summary of operating results for 1997.

Revenues from office, mixed-use and other properties decreased $4.7 million and $4.2 million for the three and nine months ended September 30, 1998, respectively, while total operating and interest expenses decreased $5.4 million and $7.3 million, respectively, compared to the same periods in 1997. The decreases in revenues and expenses are primarily attributable to the disposition of two hotel properties in March 1998 and six office buildings, two in the fourth quarter 1997, three in the first quarter 1998, and one in the second quarter 1998, partially offset by the openings of new office properties in Las Vegas and higher average occupancy levels (93.9% for the nine months ended September 30, 1998 compared to 92.1% for the same period in 1997). In addition, the decrease in expenses for the nine months of 1998 is partially offset by a higher provision for bad debts as the first quarter of 1997 included the recovery of a note receivable previously reserved of approximately $800,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Land Sales Operations, (continued):

Operating results of land sales operations are summarized as follows (in millions):

                             Three months ended September 30,
                        -------------------------------------------
                                      1998                     1997
                        ------------------------------------  -----
                                        Majority
                        Consolidated    Interest
                         Properties     Ventures       Total  Total
                        ------------    --------       -----  -----
Hughes Operations:
 Revenues                      $ 1.1       $26.2       $27.3  $35.2
 Operating costs and
  expenses                        .5        21.1        21.6   26.9
 Interest expense                 .1          --          .1     .1
                               -----       -----       -----  -----
 Operating income              $  .5       $ 5.1       $ 5.6  $ 8.2
                               =====       =====       =====  =====

Columbia and other:
 Revenues                      $  --       $ 8.3       $ 8.3  $15.9
 Operating costs and
  expenses                        --         5.2         5.2    8.2
 Interest expense                 .1          .8          .9    1.0
                               -----       -----       -----  -----
 Operating income (loss)       $ (.1)      $ 2.3       $ 2.2  $ 6.7
                               =====       =====       =====  =====

Total:
 Revenues                      $ 1.1       $34.5       $35.6  $51.0
 Operating costs and
  expenses                        .5        26.3        26.8   35.0
 Interest expense                 .2          .8         1.0    1.1
                               -----       -----       -----  -----
 Operating income              $  .4       $ 7.4       $ 7.8  $14.9
                               =====       =====       =====  =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Land Sales Operations, (continued):

                                                           Nine months ended September 30,
                                          -----------------------------------------------------------------
                                                                 1998                             1997
                                          --------------------------------------------------  -------------
                                               Consoli-          Majority
                                                dated            Interest
                                              Properties         Ventures         Total           Total
                                          ------------------  --------------  --------------  -------------
Hughes Operations:
   Revenues                                           $32.8           $ 92.6          $125.4         $119.8
   Operating costs and
     expenses                                          23.7             75.8            99.5           95.9
   Interest expense                                      .1               --              .1             .2
                                                      -----           ------          ------         ------
   Operating income                                   $ 9.0           $ 16.8          $ 25.8         $ 23.7
                                                      =====           ======          ======         ======

Columbia and other:
   Revenues                                           $  --           $ 40.6          $ 40.6         $ 33.3
   Operating costs and
     expenses                                            --             20.9            20.9           17.4
   Interest expense                                      .6              2.5             3.1            2.8
                                                      -----           ------          ------         ------
   Operating income (loss)                              (.6)          $ 17.2          $ 16.6         $ 13.1
                                                      =====           ======          ======         ======
Total:
   Revenues                                           $32.8           $133.2          $166.0         $153.1
   Operating costs and
     expenses                                          23.7             96.6           120.4          113.3
   Interest expense                                      .7              2.6             3.2            3.0
                                                      -----           ------          ------         ------
   Operating income                                   $ 8.4           $ 34.0          $ 42.4         $ 36.8
                                                      =====           ======          ======         ======

Revenues and expenses for the nine months ended September 30, 1998 reflect the elimination of certain land sales between the Company and the majority interest ventures.

Revenues from land sales operations in the Hughes Operations decreased $7.9 million and increased $5.6 million for the three and nine months ended September 30, 1998, respectively, while related costs and expenses decreased $5.3 million and increased $3.5 million, respectively, compared to the same periods in 1997. The decrease in revenues for the three months relates primarily to a reduction in sales of Summerlin ($11.6 million). The decrease in costs and expenses relates primarily to the lower level of land sales. The increase in revenues for the nine months relates to the sale of the remaining land at a master planned office park in Los Angeles ($28.5 million) partially offset by lower sales of Summerlin ($18.0 million) and other Nevada land. The increase in costs and expenses was due to the same factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Land Sales Operations, (continued):

Revenues from land sales operations in Columbia decreased $7.6 and increased $7.3 million for the three and nine months ended September 30, 1998, respectively, while related costs and expenses decreased $3.1 and increased $3.8 million, respectively, compared to the same periods in 1997. The decreases in revenues for the three month period was due primarily to lower levels of sales for residential, commercial and other uses. The increase in revenues and costs and expenses for the nine month period is due primarily to higher levels of residential and commercial land sales.

Development:

Development expenses consist primarily of additions to the preconstruction reserve and new business costs. The preconstruction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of potential acquisition and development opportunities. The expenses decreased $2.8 million and $.8 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The decrease in expenses in the three and nine months is primarily due to a reduction of the pre-construction reserve as a large project progressed to further stages of development, partially offset by increased acquisition costs.

Corporate:

Corporate expenses consist of certain interest and operating expenses reduced by costs capitalized or allocated to other segments. Interest is capitalized on corporate funds invested in projects under development, and interest on the proceeds of corporate borrowings and distributions on the Company-obligated mandatorily redeemable preferred securities which are used for other segments are allocated to those segments. Accordingly, corporate interest expense consists primarily of interest on the convertible subordinated debentures, the unsecured 8.5% notes, the medium term notes, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments, and corporate operating expenses consist primarily of general and administrative costs and distributions on the redeemable preferred securities, net of distributions allocated to other segments. These costs increased $.6 million and decreased $2.8 million for the three and nine months ended September 30, 1998, as compared to the same periods in 1997. The decrease in these costs for the nine month period is attributable primarily to higher levels of corporate funds invested in development projects and allocated to other segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Corporate, continued:

Corporate revenue consists primarily of corporate interest income on cash invested and notes receivable. The decrease in revenue of $.6 and $1.9 million for the three and nine months ended September 30, 1998, respectively, relates primarily to lower interest income on cash invested.

Gain (loss) on dispositions of assets and other provisions, net:

The loss for the three months ended September 30, 1998 relates primarily to a loss on the disposal of a retail property. The loss for the nine months ended September 30, 1998 relates primarily to the third quarter disposal and losses on the sales of a hotel and office building in the first quarter.

The loss for the nine months has been partially offset by a reduced provision for loss on a retail center which the Company sold in April 1998, a first quarter partial recovery of a loss previously recognized on a litigation matter, and a gain in the second quarter on the sale of an office building.

The loss for the nine months ended September 30, 1997 relates primarily to additional provisions for losses on several retail centers the Company was holding for sale. The gain for the three months ended September 30, 1997 relates primarily to a reduced provision for loss on a retail center which the Company sold in the fourth quarter 1997.

Extraordinary gain (loss), net:

The extraordinary gain and losses for the three and nine months ended September 30, 1998 and 1997 relate to the extinguishment of debt prior to the scheduled maturities. The net gain for the nine months ended September 30, 1998 resulted from debt extinguished in connection with the transfer of title to a property to the related mortgage lender in the second quarter of 1998 ($14,875,000). This gain was partially offset by losses on extinguishment of other debt prior to scheduled maturity ($9,285,000). One of the losses was incurred by a majority financial interest venture. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale were used to repay the debt. The loss related to the majority financial interest venture ($916,000) is net of related taxes.

The loss for the nine months ended September 30, 1997 ($18,957,000), is net of related income tax benefits of $6,635,000.

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

Cumulative effect of change in accounting for participating mortgages
(continued):

other things, that borrowers recognize liabilities for the estimated fair value of lenders' participations in the appreciation in value (if any) of mortgaged real estate projects and record such participations as interest over the term of the related loans. The Company recognized the cumulative effect of initially adopting the Statement in its statement of operations for the nine months ended September 30, 1998. The cumulative effect of this accounting change at January 1, 1998 was to reduce net earnings by approximately $4,629,000 ($.07 per share basic and $.07 per share diluted). The effect of this change excluding the cumulative effect of initial adoption was not material (approximately $.01 per share basic and $.01 per share diluted for the nine months ended September 30,
1998). Ongoing application of the Statement will result in changes in interest expense and liabilities to lenders reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in property values, it is not possible to estimate the timing, amount or direction of these changes.

Net earnings:

Net earnings for the three and nine months ended September 30, 1998 and 1997 were affected by unusual and/or nonrecurring items. The most significant of these are the items discussed above in gain (loss) on dispositions of assets and other provisions, net, extraordinary gain (loss), net and the cumulative effect of change in accounting for participating mortgages. In periods prior to the Company's decision to elect to be taxed as a REIT, net earnings (loss) was also affected to a much greater extent by income taxes. The Company's effective tax rate (based on earnings before income taxes and extraordinary losses) was 45% and 52% for the three and nine months ended September 30, 1997, respectively. The effective rate reflected the effects of permanent differences, primarily the distributions payable to the former Hughes owners (or their successors) under the Contingent Stock Agreement which are not fully deductible for income tax purposes.

Financial condition and liquidity:

Shareholders' equity increased by $68,018,000 from December 31, 1997 to September 30, 1998. The increase was primarily attributable to the issuance of common stock and net earnings for the nine months ended September 30, 1998, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks.

The Company had cash and cash equivalents and investments in marketable securities totaling $46,123,000 at September 30, 1998, including $4,021,000 of investments held for restricted uses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Financial Condition and Liquidity (continued):

In July 1998, the Company obtained an $800 million unsecured line of credit facility to replace a $250 million revolving line of credit facility. The new facility is structured as a $350 million 364 day bridge loan facility to fund acquisitions and a $450 million three-year revolving line of credit. Repayment of any borrowings under the new facility is guaranteed by certain of the Company's majority interest ventures. The revolving line of credit may be used for various purposes, including project development costs, property acquisitions, liquidity and other corporate needs. It may also be utilized to pay some portion of existing debt, including maturities in 1998. At September 30, 1998, the Company had outstanding borrowings of $250 million under the line of credit.

As of September 30, 1998, debt due in one year was $156,943,000, including balloon maturities of $70,353,000. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available, including approximately $2.25 billion under its universal shelf registration statement and $284 million available under its credit facilities as of October 31, 1998. Management may, however, decide to fund certain requirements with proceeds from sales or exchanges of interests in properties.

Net cash provided by operating activities was $183,895,000 and $120,299,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in net cash provided of $63,596,000 was due primarily to the factors discussed previously under the operating results of the four major business segments. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of operating and interest expenses.

Net cash used in investing activities was $402,539,000 and $191,622,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in net cash used of $210,917,000 was due primarily to the purchase of the interests in retail properties discussed previously and an increase in expenditures for properties under development partially offset by payments received on loans to majority financial interest ventures and higher proceeds from sales of properties.

Net cash provided by financing activities was $173,646,000 and $59,070,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in net cash provided of $114,576,000 was due primarily to increased net borrowings (approximately $302.2 million) principally to finance the purchase of interests in retail properties and increased property development expenditures referred to above. The increase in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Financial Condition and Liquidity (continued):

cash flow from borrowings was partially offset by reduced proceeds from equity transactions as 1997 included the proceeds from a public offering of Series B Convertible Preferred stock of $196.8 million.

Property acquisitions:

On April 6, 1998, the Company and Westfield America, Inc. entered into an agreement to purchase a portfolio of interests in retail centers from TrizecHahn Centers Inc. The agreement, as amended, provides for the Company to purchase interests in seven retail centers for approximately $1.1 billion. The agreement is subject to the satisfaction of certain conditions and includes a provision for the substitution of, or increase or decrease in the number of, centers to be acquired. The Company plans to fund the purchase price by assuming existing property debt of approximately $248 million, borrowing approximately $336 million in the form of mortgage debt on the properties, borrowing on its $800 million credit facility, and, depending upon market conditions, issuing common stock, Preferred stock, debt securities and/or other securities under its universal shelf or other registration statements. The Company may also fund a portion of the purchase price with the proceeds from sales of interests in properties, including those acquired in this transaction, or the exchange of interests in properties. On July 31, 1998, the Company purchased two of the property interests for a purchase price of approximately $445 million, including approximately $193 million of mortgage debt assumed. The remainder of the purchase price was provided by available cash balances and borrowings from the aforementioned $800 million credit facilities. In October 1998, the Company purchased ownership interests in four of the retail centers for approximately $433 million, including debt assumed of approximately $223 million. The Company used available cash, proceeds from new mortgage debt secured by one of the properties and borrowings on its new credit facilities to fund these purchases. In connection with the acquisitions, the Company decided to sell its ownership interests in two of the properties. One of the ownership interests the Company decided to sell was purchased on July 31, 1998 and accordingly, the Company classified the cost allocated to such ownership interest as Property Held for Sale in the consolidated balance sheet of September 30, 1998. The acquisition of the remaining property interest is expected to close in December 1998.

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


Property acquisitions, continued:

the fourth quarter of 1998. The Company expects to fund the net purchase price by issuing approximately $100 million in common stock and $108 million in notes to the seller, and paying approximately $53 million in cash. The Company expects to fund the cash payment with available cash and borrowings under its credit facility. The acquisition is expected to close in the fourth quarter of 1998.

Year 2000 issue:

The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the year 2000 issue relates to whether non-Information Technology (IT) systems that depend on embedded computer technology will recognize the year 2000. Systems that do not properly recognize such information could generate erroneous information or fail.

In 1996, the Company adopted a plan to replace virtually all of its management information and accounting systems. This plan was adopted in the context of the Company's long-term Information Systems strategy. In accordance with this plan, all mission-critical IT systems are being replaced with systems that are year 2000 compliant. The Company has already implemented new financial accounting, payroll and leasing management systems that are year 2000 compliant. Also, the Company is in the process of implementing new property management, cash management and human resource systems (both of which are expected to become operational on or before January 1, 1999) which will be year 2000 compliant. In addition, as a result of the Company's normal upgrade and replacement process, all network and desktop equipment meet the requirements for year 2000. As a result, the Company expects that the costs to specifically remediate year 2000 IT issues will be minimal. For non-IT systems, the Company has completed a comprehensive review of computer hardware and software in mechanical systems and has developed a program to repair or replace non-IT systems that are not year 2000 compliant. It is anticipated that the program will be completed in the third quarter of 1999. Costs to specifically remediate non-IT systems (e.g., escalators, elevators, heating, ventilating and cooling systems, etc.) that are non-compliant are not expected to be material. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material effect on the Company's financial condition or results of operations.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," (Statement 133) which is required to be adopted by the Company no later than January 1, 2000. The Company's use of derivative instruments has consisted primarily of interest rate swap, cap and lock agreements related to specific debt financings. While the Company has not completed its analysis of Statement 133 and has not made a decision regarding the timing of adoption, it does not believe that adoption will have a material effect on its financial position and results of operations based on of its current use of derivative instruments.

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


Information relating to forward-looking statements, continued:

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

Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities and Use of Proceeds.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits
              Reference is made to the Exhibit Index.
          (b) Reports on Form 8-K
              Current Report on Form 8-K filed August 13, 1998 disclosing acquisition of assets.
              Current Report on Form 8-K/A filed October 9, 1998
              disclosing financial statements required under Rule 3-14 of Regulation S-X and certain pro forma financial information. Current Report on Form 8-K filed October 21, 1998 disclosing acquisition of assets.
              Current Report on Form 8-K filed November 5, 1998 disclosing acquisition of assets.
              Current Report on Form 8-K/A filed November 16, 1998 disclosing financial statements required under Rule 3-14 of Regulation S-X and certain pro forma financial information.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE ROUSE COMPANY

                                        Principal Financial Officer:


Date:     November 16, 1998             By /s/Jeffrey H. Donahue
          -----------------                --------------------------
                                           Jeffrey H. Donahue
                                           Senior Vice President and
                                            Chief Financial Officer


                                        Principal Accounting Officer:


Date:     November 16, 1998             By /s/George L. Yungmann
          -----------------                ---------------------
                                           George L. Yungmann
                                           Senior Vice President and
                                            Controller

                                 Exhibit Index


Exhibit Number             Description
--------------             -----------

    2                      Plan of Acquisition, Reorganization,
                           Arrangement, Liquidation or Succession

   27.1                    Financial Data Schedule

   27.2                    Restated Financial Data Schedule