Form 10-K
period 1998-12-31
ROUSE COMPANY
filed 1999-03-31
CIK 85388

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K

(X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITITES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31,1998

                                       or

(_)             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                           Commission File NO 0-1743

                               THE ROUSE COMPANY

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     MARYLAND                        52-0735512
          --------------------------------       -------------------
          (STATE OR OTHER JURISDICTION OF)        (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION          IDENTIFICATION NO.)

          10275 LITTLE PATUXENT PARKWAY
             COLUMBIA, MARYLAND                      21044-3456
     ----------------------------------------        -----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

   Registrant's telephone number, including area code:  (410) 992-6000
                                                        --------------

   Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
-------------------                                      ---------------------
Common Stock (par value 1 cent per share)                New York Stock Exchange
----------------------------------------
9 1/4% Cumulative Quarterly Income Preferred Securities  New York Stock Exchange
-------------------------------------------------------
Series B Convertible Preferred Stock
-------------------------------------
  (par value 1 cent per share)                           New York Stock Exchange
------------------------------

    Securities registered pursuant to Section 12(g) of the Act:

                                        NONE
                                        ----

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months for (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -------

    As of March 17, 1999, there were outstanding 72,256,106 shares of the registrant's common stock, par value 1 cent, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was
                                 ----------------------------------------
approximately $1,634,126,080

                        Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I, II, and IV.

Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 12, 1999 is incorporated by reference into Part III.

                                    Part I
                                    ------


Item 1.   Business.


Item 1 (a).  General Development of Business.


  The Rouse Company (the "Company") was incorporated as a business corporation under the laws of the State of Maryland in 1956. Its principal offices are located at The Rouse Company Building, Columbia, Maryland 21044. Its telephone number is (410) 992-6000. The Company, through its subsidiaries, affiliates and "Non-REIT Subsidiaries" (as defined below), is engaged or has a material financial interest in (i) the ownership, management, acquisition and development of income-producing and other real estate in the United States, including retail centers, office buildings, mixed-use projects and community retail centers, and the management of one retail center in Canada, and (ii) the development and sale of land in Maryland and the Las Vegas, Nevada metropolitan area for residential, commercial and industrial uses. "Non-REIT Subsidiaries" are companies as to which substantially all (at least 98%) of the financial interest is held by the Company, but in which The Rouse Company Incentive Compensation Statutory Trust, an entity that is neither owned nor controlled by the Company, owns 91% of the voting stock.


 In December 1997, the Company determined that it would elect to be taxed as a real estate investment trust (REIT) effective January 1, 1998. The Company believes that it met the qualifications for REIT status during 1998, and it intends to continue to meet the qualifications in the future and to distribute at least 100% of its REIT taxable income (determined after taking into account any net operating loss deduction) to stockholders. Accordingly, management does not believe that the Company will be liable for payment of income taxes (except, possibly, in certain states).

Developments in 1998 and Early 1999

During the third and fourth quarters of 1998, subsidiaries of the Company purchased ownership interests in seven retail centers from TrizecHahn Centers Inc. for approximately $1.2 billion. The centers are Park Meadows Mall in suburban Denver, Colorado, Towson Town Center in suburban Baltimore, Maryland, The Fashion Show on "The Strip" in Las Vegas, Nevada (in which a Company subsidiary already held a 75% ownership interest), Fashion Place in Salt Lake City, Utah, Bridgewater Commons Mall in Bridgewater, New Jersey, Valley Fair in San Jose, California and Westdale Mall in Cedar Rapids, Iowa. Upon completion of the acquisitions, subsidiaries of the Company held 100% ownership interests in these centers, except that the subsidiaries held a 50% interest in Valley Fair and a 20.5% interest in Westdale Mall. At the time of the acquisitions, the Company decided to hold for sale its interests in Valley Fair and Westdale Mall.

On November 30, 1998, a wholly owned subsidiary of the Company acquired for approximately $373 million, from Teachers Properties, Inc. ("Teachers") its interest in Rouse-Teachers Properties, Inc. ("RTPI"), an entity in which Teachers held a 95% ownership interest and the Company held a 5% ownership interest. The acquired assets of RTPI consisted of 22 office buildings in metropolitan Baltimore, Maryland containing approximately 1,034,000 square feet of leasable space, 26 industrial buildings in metropolitan Baltimore containing approximately 1,675,000 square feet of leasable space, 8 office buildings in Columbia, Maryland containing approximately 428,000 square feet of leasable space, 10 office buildings in metropolitan Washington, D.C. containing 1,227,000 square feet of leasable space, an office building in suburban Harrisburg, Pennsylvania containing approximately 231,000 square feet of leasable space and approximately 107 saleable acres of land in the Baltimore and Washington metropolitan areas. The Company sold three of the acquired buildings in metropolitan Washington, D.C. on December 1, 1998 for an aggregate price of approximately $91 million.

On February 1, 1999, a wholly owned subsidiary of the Company completed the establishment of a joint venture (the "Four State Venture"), relating to four retail centers, with a venture (the "Morgan/NYSTRS Venture") consisting of the J.P. Morgan Strategic Property Fund and the New York State Teachers' Retirement System. The centers, all of which were acquired in 1998 from TrizecHahn Centers Inc., are Park Meadows Mall, Towson Town Center, Fashion Place and Bridgewater Commons Mall. The total cost of the retail center assets and related liabilities contributed to the Four State Venture was approximately $957 million and $542 million, respectively. The Morgan/NYSTRS Venture made a $271 million cash contribution to the Four State Venture, which is approximately 65% of the net cost. The Company subsidiary effectively has a 35% ownership interest in the Four State Venture, while the Morgan/NYSTRS Venture has a 65% ownership interest.

Additional information regarding the above developments is contained in the Company's Current Report on Form 8-K/A, filed on November 16, 1998, the Company's Current Report on Form 8-K, filed on December 14, 1998, the Company's Current Report on Form 8-K, filed on February 10, 1999, and the Company's Current Report on Form 8-K/A, filed on February 16, 1999.

Item 1(b).  Financial Information About Industry Segments.

  Information required by Item 1(b) is incorporated herein by reference to note
     9 of the notes to consolidated financial statements included in the 1998 Annual Report to Shareholders.

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

Item 1(c).  Narrative Description of Business.

  Retail Centers:
  --------------

  As set forth in Item 2, at December 31, 1998, the 49 regional retail centers owned, in whole or in part, or operated by subsidiaries or affiliates of the Company or by Non-REIT Subsidiaries, aggregated 44,006,000 square feet, including 26,147,000 square feet owned by or leased to department stores. The activities involved in operating and managing retail centers include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market and consumer research, developing and implementing short- and long-term merchandising and leasing programs, assisting tenants in the presentation of their merchandise and the layout of their stores and store fronts, and maintaining the building and common areas.

  In conjunction with other partners or investors, the Company, through its subsidiaries and affiliates and Non-REIT subsidiaries, acquires interests in completed retail centers, with the Company (or, beginning December 31, 1997, its Non-REIT Subsidiaries) having management responsibility and earning incentive fees including, in some instances, equity interests in the centers. Affiliates of the Company (or, beginning December 31, 1997, Non-REIT Subsidiaries) also provide management services for centers developed and owned by others under management agreements that also provide for incentive fees and, in some instances, equity interests in the centers. As of December 31, 1998, Non-REIT Subsidiaries of the Company managed 9 such centers, which are included in the figures in the preceding paragraph and aggregated 8,778,000 square feet of leasable space, 5,098,000 square feet of which was department store space.

  The Howard Research And Development Corporation ("HRD", a Non-REIT Subsidiary of the Company) and its subsidiaries own and/or manage 12 community retail centers with 890,000 square feet of leasable space, The Mall in Columbia (which is included in the second preceding paragraph) and other properties in Columbia, Maryland. Howard Hughes Properties, Limited Partnership ("HHPLP", a majority owned affiliate of the Company) and its subsidiaries and affiliates own interests in 2 community retail centers with 238,000 square feet of leasable space in Summerlin, Nevada.

Office, Mixed-Use and Other Properties:
--------------------------------------

  HHPLP and its subsidiaries and affiliates own and/or manage 61 office and industrial buildings with 3,914,000 square feet of leasable space, and other properties in and around Las Vegas, Nevada and Los Angeles, California. HRD and its subsidiaries own and/or manage 12 office and industrial buildings with 1,188,000 square feet of leasable space and other properties in Columbia, Maryland.

Other subsidiaries of the Company own and operate 5 mixed-use projects with a total of 691,000 square feet of leasable retail space, a 90,000 square foot cinema and 1,891,000 square feet of leasable office space. Other subsidiaries of the Company own, in whole or in part, 72 office and industrial buildings with a total of 4,909,000 square feet of leasable space.

The activities involved in operating and managing office, mixed-use and other properties include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market and consumer research, developing and implementing short- and long-term merchandising and leasing programs, assisting tenants in the presentation of their merchandise and the layout of their stores and store fronts, and maintaining the building and common areas.

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

The Company and certain subsidiaries, affiliates and Non-REIT Subsidiaries are in the construction or development stage of announced projects, primarily the development of new retail centers, expansions of existing retail centers and mixed-use projects, and expansions of existing master-planned business parks in Las Vegas, Nevada.

Land Sales Operations:
---------------------

HRD, a Non-REIT Subsidiary of the Company, is the developing entity of Columbia, Maryland, which is located in the Baltimore-Washington corridor. HRD owns approximately 1,600 salable acres of land in and around Columbia, and, through its subsidiaries and affiliates, develops and sells this land to builders and other developers for residential, commercial and industrial uses. The Hughes Corporation and Howard Hughes Properties, Inc. (collectively "Hughes", Non-REIT Subsidiaries of the Company) and their subsidiaries and affiliates are the developers of Summerlin, Nevada, which is located immediately north and west of Las Vegas, Nevada. Hughes owns approximately 8,700 salable acres of land in Summerlin, and develops and sells this land to builders and other developers for residential and commercial uses. Other affiliates or subsidiaries of the Company may also purchase some of this land for their own development purposes. Non-REIT Subsidiaries of the Company, directly or through affiliates, are also presently involved in community development and related land sales elsewhere in Maryland, and are developing or holding for sale parcels of land elsewhere in Nevada and California.

In all aspects of the Company's business pertaining to the ownership, management, acquisition or development of income-producing and other real estate, the Company and its subsidiaries, affiliates and Non-REIT Subsidiaries operate in highly competitive markets. With respect to the leasing and operation or management of developed properties, each project faces market competition from existing and future developments in its geographical market area.

The Company's affiliates and Non-REIT Subsidiaries also face competition in and around Columbia, Maryland and Las Vegas, Nevada with respect to the development and sale of land for residential, commercial and industrial uses.

Neither the Company's business, taken as a whole, nor any of its operating segments, is seasonal in nature.

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

None of the Company's operating segments depends upon a single customer or a few customers, the loss of which would have a materially adverse effect on the segment. No customer accounts for 10 percent or more of the consolidated revenues of the Company.

The Company, its subsidiaries and affiliates and Non-REIT Subsidiaries employed
     4,126 full-time and part-time employees at December 31, 1998.

Item 2. Properties.

The Company leases its headquarters building (approximately 127,000 square feet) in Columbia, Maryland for an initial term of 30 years which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

Information respecting the Company's operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table in pages 50 through 53 of Exhibit 13 to this Form 10-K. The ownership of virtually all properties is subject to mortgage financing. The table of projects includes properties managed by Non-REIT Subsidiaries of the Company for a fee as identified in notes (c) and (d) to the table. Excluding such managed properties, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of leases are exercised. The properties subject to such leases in whole or part (including properties owned by Non-REIT Subsidiaries) are as follows:

                                    Nature of                 Year of expiration
         Property                   interest                       of lease
         --------                   --------                       --------
Arizona Center               Leasehold                        Various dates from
                                                              2017 to 2050
Augusta Mall                 Leasehold                                2068

Bayside Marketplace          Leasehold by joint venture               2062

Columbia Mall, Inc. -        Leasehold and fee                        2000
  American City Building

Columbia Mall, Inc. -        Leasehold and fee                        2012
  Exhibit Building

Columbia Mall, Inc. -        Leasehold                                2062
  Oakland Building

Echelon Mall                 Leasehold                                2008

Faneuil Hall Marketplace     Leasehold                                2074

Fashion Place Mall           Leasehold                                2059

First National Bank Plaza    Leasehold                                2013

Franklin Park                Leasehold and fee by joint               2024
                             venture

The Gallery at Market East   Leasehold                                2082

                                    Nature of                 Year of expiration
         Property                   interest                       of lease
         --------                   --------                       --------
Governor's Square            Leasehold                                2054

Harborplace                  Leasehold                                2054

Highland Mall                Leasehold and fee by joint               2070
                             venture

The Jacksonville Landing     Leasehold                                2057

Mall St. Matthews            Leasehold                                2053

Midtown Square               Leasehold                                2055

Pioneer Place                Leasehold                                2076

Plymouth Meeting             Leasehold                                2063

Riverwalk                    Leasehold and fee by joint               2076
                             venture

South Street Seaport         Leasehold                                2031

Tampa Bay Center             Leasehold and fee by joint               2047
                             venture

Westlake Center              Leasehold by joint venture               2043

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Executive Officers of the Registrant.


The executive officers of the Company as of March 26, 1999 are:

                                    Present office and           Date of election   Business or professional
                                    position with the            or appointment to  experience during the past
Executive Officer         Age       Company                      present office     five years
-----------------         ---       ------------------           -----------------  ---------------------------
Anthony W. Deering         54       Chairman of the Board,           2/25/97        Chairman of the Board, President and
                                    President and                    2/25/93        Chief Executive Officer of the Company;
                                    Chief Executive Officer          2/23/95        formerly President and Chief Executive
                                                                                    Officer of the Company;  President and
                                                                                    Chief Operating Officer of the Company

Jeffrey H. Donahue         52       Executive Vice-President         12/3/98        Executive Vice-President and Chief Financial
                                    and Chief Financial Officer      9/23/93        Officer of the Company; formerly Senior Vice-
                                                                                    President and Chief Financial Officer of the
                                                                                    Company

Duke S. Kassolis           47       Senior Vice-President            9/23/93        Senior Vice-President and Director of
                                    and Director of Office           8/17/93        Office and Mixed-Use Operations of the
                                    and Mixed-Use Operations                        Company

Paul I. Latta, Jr.         55       Senior Vice-President            9/23/93        Senior Vice-President and Director of
                                    and Director of Retail           8/17/93        Retail Operations of the Company
                                    Operations

Douglas A. McGregor        56       Vice Chairman and Chief          12/3/98        Vice Chairman and Chief Operating Officer;
                                    Operating Officer                               formerly Executive Vice-President for
                                                                                    Development and Operations of the Company

Robert Minutoli            48       Senior Vice-President            9/23/93        Senior Vice-President and Director of
                                    and Director of                  8/17/93        New Business of the Company
                                    New Business

Executive Officers of the Registrant.

                                    Present office and         Date of election   Business or professional
                                    position with the          or appointment to  experience during the past
Executive Officer           Age     Company                    present office     five years
------------------          ---     -------------------------  -----------------  --------------------------------
Robert D. Riedy              53     Senior Vice-President           9/23/93       Senior Vice-President and Director of
                                    and Director of Retail          8/17/93       Retail Leasing of the Company
                                    Leasing

Alton J. Scavo               52     Senior Vice-President and       9/23/93       Senior Vice-President and Director of
                                    Director of the                 8/17/93       the Community Development Division of
                                    Community Development                         the Company and General Manager of
                                    Division and General                          Columbia
                                    Manager of Columbia

Jerome D. Smalley            49     Executive Vice-President        12/3/98       Executive Vice-President - Development;
                                    - Development                                 formerly Senior Vice-President and Director
                                                                                  of the Commercial and Office Development
                                                                                  Division of the Company

The term of office of each officer is until election of a successor or otherwise at the pleasure of the Board of Directors.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer, except with respect to Anthony W. Deering. See Exhibit 10 to this Form 10-K.

None of the above-listed officers has any family relationship with any director or other executive officer.

                                    Part II
                                    -------


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

          Information required by Item 5 is incorporated herein by reference to page 35 of Exhibit 13.

Item 6.   Selected Financial Data.
          Information required by Item 6 is incorporated by reference to page 34 of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Information required by Item 7 is incorporated herein by reference to pages 36 through 49 of Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

          Information required by Item 7A is incorporated herein by reference to pages 45 and 46 of Exhibit 13.

Item 8.   Financial Statements and Supplementary Data.

          Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-2.

          Supplementary data required by Item 8 are incorporated herein by reference to page 35 of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                   Part III
                                   --------

The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before April 12, 1999.

                                     III-1

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  1. and 2.  Financial Statements and Schedules:

          Reference is made to the Index to Financial Statements and Schedules on page IV-2.

     (b)  Reports on Form 8-K:
          Current Report on Form 8-K/A filed October 9, 1998, disclosing financial statements required under Rule 3-14 of Regulation S-X and certain pro forma financial information.

          Current Report on Form 8-K filed October 21, 1998, disclosing acquisition of assets.

          Current Report on Form 8-K filed November 5, 1998, disclosing acquisition of assets.

          Current Report on Form 8-K/A filed November 16, 1998, disclosing financial statements required under Rule 3-14 of Regulation S-X and certain pro forma financial information.

          Current Report on Form 8-K filed December 14, 1998, disclosing acquisition of assets.

          Current Report on Form 8-K filed December 18, 1998, disclosing acquisition of assets.

     (c)  Exhibits required by Item 601 of Regulation S-K.


                                 Exhibit Index

          Exhibit No.
          -----------

               3    Articles of Incorporation and Bylaws

              10    Material Contracts

              12.1  Ratio of earnings to fixed charges

              12.2 Ratio of earnings to combined fixed charges and Preferred stock dividend requirements

              13    Annual report to security holders

              21    Subsidiaries of the Registrant

              23.1  Consent of KPMG LLP, Independent Auditors

              23.2  Consent of KPMG LLP, Independent Auditors

              24    Power of Attorney

              27    Financial Data Schedule

              99    Additional Exhibits:

              99.1 Form 11-K Annual Report of The Rouse Company Savings Plan for the year ended December 31, 1998

              99.2  Factors affecting future operating results


     (d) Separate Financial Statements and Schedules of Subsidiaries not consolidated:

          Reference is made to the Index to Financial Statements and Schedules on page IV-2.

                               The Rouse Company

                  Index to Financial Statements and Schedules

                                                                                          Page
                                                                                          ----
     Independent Auditors' Report                                                         IV-3

     Financial Statements:
          The Rouse Company and Subsidiaries included on pages 4 through 35 of Exhibit 13 incorporated herein by reference:

          Consolidated Balance Sheets at December 31, 1998 and 1997
          Consolidated Statements of Operations and Comprehensive Income
               for the Years Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Changes in Shareholders' Equity for
               the Years Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

     Schedules:

          Real Estate Ventures Owned by The Rouse Company Incentive
               Compensation Statutory Trust and The Rouse Company:

          Independent Auditors' Report                                                    IV-4
          Combined Consolidated Balance Sheet at December 31, 1998                        IV-5
          Combined Consolidated Statement of Operations for the Year Ended
               December 31, 1998                                                          IV-6
          Combined Consolidated Statement of Changes in Shareholders'
               Equity for the Year Ended December 31, 1998                                IV-7
          Combined Consolidated Statement of Cash Flows for the Year Ended
               December 31, 1998                                                          IV-8
          Notes to Combined Consolidated Financial Statements                             IV-10

          The Rouse Company and Subsidiaries as of December 31, 1998 or for the years ended December 31, 1998, 1997 and 1996:

          Schedule II Valuation and Qualifying Accounts                                   IV-19
          Schedule III Real Estate and Accumulated Depreciation                           IV-20
          Schedule IV Mortgage Loans on Real Estate                                       IV-35

          Real Estate Ventures Owned by The Rouse Company Incentive
               Compensation Statutory Trust and The Rouse Company as of
               December 31, 1998 or for the Year Ended December 31, 1998:

          Schedule II Valuation and Qualifying Accounts                                   IV-37
          Schedule III Real Estate and Accumulated Depreciation                           IV-38

     All other schedules have been omitted as not applicable or not required, or because the required information is included in the related financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


  The Board of Directors and Shareholders
  The Rouse Company:

  We have audited the consolidated financial statements and the related financial statement schedules of The Rouse Company and subsidiaries as listed in the accompanying index except for those schedules relating to the Real Estate Venture owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                       KPMG LLP

  Baltimore, Maryland
  February 24, 1999

                         INDEPENDENT AUDITORS' REPORT


The Board of Trustees
The Rouse Company Incentive Compensation Statutory Trust and
The Board of Directors
The Rouse Company:

We have audited the accompanying combined consolidated financial statements and the related financial statement schedules of Real Estate Ventures owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company as listed in the accompanying index. These combined consolidated financial statements and financial statement schedules are the responsibility of the Ventures' management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Ventures owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                            KPMG LLP


Baltimore, Maryland
February  24, 1999

                         Real Estate Ventures Owned by
          The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

                      COMBINED CONSOLIDATED BALANCE SHEET

                               December 31, 1998

                                 (in thousands)

                 Assets
                --------

Property (notes 2, 5, and 11):
  Operating properties:
     Property and deferred costs of projects..............  $326,860
     Less accumulated depreciation and amortization.......    82,390
                                                            --------
                                                             244,470
  Properties in development...............................    66,442
  Investment land and land held for development and sale..   278,155
                                                            --------

     Total property.......................................   589,067

Accounts and notes receivable, including advances to
 The Rouse Company of $112,310 (note 3)...................   187,046
Deferred income taxes (note 6)............................    53,660
Prepaid expenses and other assets.........................    31,276
Investments in unconsolidated real estate ventures........    32,765
                                                            --------
  Total...................................................  $893,814
                                                            ========

          Liabilities and Shareholders' Equity (Deficit)
          ----------------------------------------------

Liabilities:
Debt (note 5):
  Borrowings from The Rouse Company.......................  $ 488,363
  Other borrowings........................................    332,945
                                                            ---------
     Total debt...........................................    821,308
                                                            ---------
Bank overdraft............................................     17,382
Deferred revenue..........................................     79,576
Accounts payable, accrued expenses and other liabilities..     19,286
Redeemable Series A Preferred stock (note 8)..............     50,000
Commitments and contingencies (notes 9, 11 and 12)

Shareholders' equity (deficit) (note 1):
Common stock..............................................          5
Additional paid-in capital................................    141,495
Accumulated deficit.......................................   (235,238)
                                                            ---------
  Net shareholders' deficit...............................    (93,738)
                                                            ---------
  Total...................................................  $ 893,814
                                                            =========

The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
          The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

                 COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

                          Year ended December 31, 1998

                                 (in thousands)



Revenues:
  Land sales...............................................  $165,461
  Rentals and tenant services (note 9).....................    73,811
  Property management fees.................................    18,254
  Golf club operations.....................................    14,938
  Other (note 3)...........................................     9,546
                                                             --------
                                                              282,010

Cost of land sales and related administration..............    97,169
Other operating expenses, exclusive of provision for bad
  debts, depreciation and amortization (notes 4 and 10)....    63,822
Interest expense (note 5)..................................    68,146
Provision for bad debts....................................       359
Depreciation and amortization (note 2).....................    10,585
Equity in earnings of unconsolidated real estate ventures..       811
Gain on dispositions of assets, net (note 7)...............    15,856
                                                             --------

  Earnings before income taxes and extraordinary losses....    58,596
                                                             --------

Income taxes, primarily federal (note 6):
  Current..................................................     5,478
  Deferred.................................................    16,582
                                                             --------
                                                               22,060
                                                             --------

  Earnings before extraordinary losses.....................    36,536
Extraordinary losses, net (note 5).........................     1,127
                                                             --------

  Net earnings.............................................  $ 35,409
                                                             ========

The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
          The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

  COMBINED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                          Year ended December 31, 1998

                                 (in thousands)


                                            Additional
                                    Common   paid-in    Accumulated
                                    stock    capital      deficit       Total
                                    ------  ----------  ------------  ----------
Balance at December 31, 1997......      $5    $141,495    $(265,797)  $(124,297)

Net earnings......................      --          --       35,409      35,409
Dividends declared-common stock...      --          --       (4,850)     (4,850)
                                    ------  ----------    ---------   ---------

Balance at December 31, 1998            $5    $141,495    $(235,238)   $(93,738)
                                    ======  ==========    =========   =========


The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
          The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

                 COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS

                          Year ended December 31, 1998

                                 (in thousands)

Cash flows from operating activities
Rents and other revenues received...............................  $ 107,533
Proceeds from land sales........................................    124,152
Interest received...............................................        479
Land development expenditures...................................    (82,917)
Operating expenditures..........................................    (88,965)
Interest paid...................................................    (69,017)
Income taxes paid...............................................     (2,997)
                                                                  ---------

  Net cash used by operating activities.........................    (11,732)
                                                                  ---------

Cash flows from investing activities
Expenditures for properties in development and improvements to
  existing properties funded by debt............................    (78,464)
Expenditures for property acquisitions..........................    (10,054)
Proceeds from sales of operating properties.....................     69,063
Other...........................................................       (624)
                                                                  ---------

  Net cash used by investing activities.........................    (20,079)
                                                                  ---------

Cash flows from financing activities
Proceeds from issuance of property debt.........................     97,005
Repayments of property debt:
  Scheduled principal payments..................................     (5,433)
  Other payments................................................    (23,834)
Proceeds from issuance of other debt............................     13,794
Repayments of other debt........................................    (47,483)
Increase in bank overdraft......................................      2,984
Dividends paid..................................................     (4,850)
Other...........................................................       (372)
                                                                  ---------

  Net cash provided by financing activities.....................     31,811
                                                                  ---------

Net change in cash and cash equivalents.........................        ---

Cash and cash equivalents at beginning of year..................        ---
                                                                  ---------

Cash and cash equivalents at end of year........................  $     ---
                                                                  =========


The accompanying notes are an integral part of these statements.

Reconciliation of Net Earnings to Net Cash
  Used by Operating Activities

Net earnings.................................................  $ 35,409
Adjustments to reconcile net earnings to net cash
  used by operating activities:
  Depreciation and amortization..............................    10,585
  Gain on dispositions of assets, net........................   (15,856)
  Extraordinary losses, net..................................     1,127
  Provision for bad debts....................................       359
  Decrease (increase) in:
     Accounts and notes receivable...........................   (42,950)
     Other assets............................................     2,264
  Increase in accounts payable, accrued expenses
     and other liabilities...................................     5,069
  Deferred income taxes......................................    16,582
  Other, net.................................................   (24,321)
                                                               --------

Net cash used by operating activities                          $(11,732)
                                                               ========

------------------------------------------------------------------------
Schedule of Noncash Investing and Financing Activities


Debt assumed by purchasers of land                              $14,836
                                                                =======

                        Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company
              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

(1)  Summary of             (a)   Basis of presentation
 significant                The combined consolidated financial statements include the accounts of the real
  accounting policies       estate ventures (Ventures) owned by The Rouse Company Incentive Compensation
                            Statutory Trust (Trust) and The Rouse Company (Company).  These ventures include the following entities:
                                   .  The Howard Research And Development Corporation and subsidiaries
                                   .  The Hughes Corporation and subsidiaries
                                   .  Howard Hughes Properties, Inc.
                                   .  Rouse Property Management, Inc.
                                   .  HRD Properties, Inc. and subsidiaries
                               The combined consolidated financial statements also include the accounts of partnerships in which the Ventures have majority interest and control.
                            Investments in other entities are accounted for using the equity method.
                            Significant intercompany balances and transactions are eliminated.
                               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates are inherent in the preparation of the Ventures' financial statements. Actual results could differ from those estimates.
                               The Ventures were initiated on December 31, 1997, when certain wholly owned subsidiaries of the Company issued 91% of their voting common stock to the Trust, an entity which is neither owned nor controlled by the Company, for an aggregate consideration of $1,400,000.  These sales were made at fair value and as part of the Company's plan to meet the qualifications for status as a Real Estate
                            Investment Trust (REIT).  The Company retained the remaining voting stock of the
                            Ventures and holds all outstanding shares of nonvoting common and/or preferred stock and, in certain cases, mortgage loans receivable from the Ventures which, taken together, comprise substantially all (at least 98%) of the financial interest in them.
                               Due to the Company's continuing financial interest in the Ventures, the Ventures retained the Company's historical cost basis of the assets acquired and liabilities assumed on the date of sale of their voting common stock to the
                            Trust.  The condensed, combined consolidated balance sheet of the Ventures at
                            December 31, 1997, is summarized as follows (in thousands):

                            Assets:
                             Operating properties, net.................................................  $  211,385
                             Properties in development.................................................      23,144
                             Investment land and land held for development and sale....................     266,477
                             Properties held for sale..................................................      46,289
                             Advances to the Company...................................................     131,832
                             Other.....................................................................     169,876
                                                                                                         ----------
                               Total...................................................................  $  849,003
                                                                                                         ==========
                            Liabilities and shareholders' deficit:
                             Borrowings from the Company...............................................  $  538,586
                             Other borrowings..........................................................     280,595
                             Other liabilities.........................................................     104,119
                             Redeemable Series A Preferred stock.......................................      50,000
                             Shareholders' deficit.....................................................    (124,297)
                                                                                                          ----------
                               Total...................................................................  $  849,003
                                                                                                          ==========

                            (b)  Description of business
                            Through their subsidiaries and affiliates, the Ventures acquire, develop and/or manage income-producing properties and develop and sell land for residential, commercial and other uses.  The income-producing properties consist of retail centers and office and industrial properties.  The retail centers include The
                            Mall in Columbia, a regional shopping center in Columbia, Maryland, and several community shopping centers, in the Columbia area.  The office and industrial properties are located in Columbia.  Land development and sales operations are predominantly related to large-scale, long-term community development projects in
                            Columbia and Summerlin, Nevada.

                            (c)  Property
                            Properties to be developed or held and used in operations are carried at cost reduced for impairment losses, where appropriate.  Properties held for sale are carried at cost reduced for valuation allowances, where appropriate.
                            Acquisition, development and construction costs of properties in development and land development projects are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs. The preconstruction stage of development of an operating property (or an expansion of an existing property) includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development.  These costs are transferred to construction and development in progress when the preconstruction tasks are completed.  Provision is made for potentially unsuccessful preconstruction efforts by charges to operations.  Development and construction costs and costs of significant improvements, replacements and renovations at operating properties are capitalized, while costs of maintenance and repairs are expensed as incurred.
                            Direct costs associated with financing and leasing of operating properties are capitalized as deferred costs and amortized over the periods benefited by the expenditures.
                               Depreciation of operating properties is computed using the straight-line method.
                            Properties are generally depreciated using composite lives ranging from 40 to 55 years producing effective annual rates of depreciation ranging from 1.6% to 2.5%.
                               If events or circumstances indicate that the carrying value of an operating property to be held and used or a land development project may be impaired, a recoverability analysis is performed based on estimated nondiscounted future cash flows to be generated from the property or project.  If the analysis indicates that the carrying value is not recoverable from future cash flows, the property or project is written down to estimated fair value and an impairment loss is recognized.
                               Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell.  The net carrying values of operating properties are classified as properties held for sale when marketing of the properties for sale is authorized by management.  Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale.

                            (d)  Sales of property
                            Gains from sales of operating properties and revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Ventures with the properties sold are met.  Gains or revenues relating to transactions which do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.  For land sale transactions under terms of which the Ventures are required to perform additional services and incur significant costs after title has passed, revenues and costs of sales are recognized proportionately on a percentage of completion basis.
                               Cost of land sales is generally determined as a specified percentage of land sales revenues recognized for each land development project.  The cost percentages used are based on estimates of development costs and sales revenues to completion of each project and are revised periodically for changes in estimates or development plans.  The specific identification method is used to determine cost of sales of certain parcels of land.

                               Certain of the land assets of the Ventures are the subject of a Contingent Stock
                            Agreement (Agreement) between the Company and the former owners of the land or their successors (the beneficiaries).  Under the Agreement, and subject to various terms and conditions, the Company is required to issue shares of its common stock (or, in certain circumstances, Increasing Rate Cumulative Preferred stock) to the beneficiaries based on the appraised values of the assets at specified "termination dates" from 2000 to 2009 and/or cash flows generated from the development and/or sale of the assets prior to the termination dates.
                               The Company has retained full responsibility for its obligations under the
                            Agreement.  These obligations are unsecured and have not been guaranteed by the
                            Ventures.  Accordingly, the Agreement imposes no direct or contingent liabilities on the Ventures and all related costs or expenses are recognized by the Company.

                            (e)  Leases
                            Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables.  Leases which transfer substantially all the risks and benefits of ownership to the Ventures are considered capital leases and the present values of the minimum lease payments are accounted for as property and debt.
                               In general, minimum rent revenues are recognized when due from tenants; however, estimated collectible minimum rent revenues under leases which provide for varying rents over their terms are averaged over the terms of the leases.

                            (f)  Income taxes
                            Deferred income taxes are accounted for using the asset and liability method.
                            Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

                            (g)  Cash and cash equivalents
                            Short-term investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

                            (h)   Information about financial instruments
                            Fair values of financial instruments approximate their carrying values in the financial statements except for debt for which fair value information is provided in note 5.

(2)  Property               Operating properties and deferred costs of projects at December 31, 1998 are summarized as follows (in thousands):

                            Buildings and improvements................................................. $289,902
                            Land.......................................................................   26,023
                            Deferred costs.............................................................   10,472
                            Furniture and equipment....................................................      463
                              Total...................................................................  --------
                                                                                                        $326,860
                                                                                                        ========

                              Depreciation expense for 1998 was $9,668,000 and amortization expense was
                            $917,000.


                               Investment land and land held for development and sale at December 31, 1998 is summarized as follows (in thousands):

                            Land under development.....................................................       $131,663
                            Finished land..............................................................         70,747
                            Raw land...................................................................         75,745
                               Total...................................................................       --------
                                                                                                              $278,155
                                                                                                              ========

(3)  Accounts and notes     Accounts and notes receivable at December 31, 1998 are summarized as follows (in
     receivable             thousands):

                            Accounts receivable, primarily accrued rents and
                              income under tenant leases...............................................       $ 11,547
                            Notes receivable from sales of operating properties........................          1,221
                            Notes receivable from sales of land........................................         62,802
                            Interest bearing advances to the Company...................................         99,018
                            Noninterest bearing advances to the Company................................         13,292
                                                                                                              --------
                                                                                                               187,880
                            Less allowance for doubtful receivables....................................            834
                                                                                                              --------
                               Total...................................................................       $187,046
                                                                                                              ========


                               Accounts and notes receivable due after one year were $27,561,000 at December 31,
                            1998.
                               Credit risk with respect to receivables from tenants is not highly concentrated due to the large number of tenants.  The Ventures perform credit evaluations of prospective new tenants and require security deposits in certain circumstances.
                            Tenants' compliance with the terms of their leases is monitored closely, and the allowance for doubtful receivables is established based on analyses of the risk of loss on specific tenant accounts, historical trends and other relevant information. Notes receivable from sales of land are primarily due from builders at the community development project in Summerlin. The Ventures perform credit evaluations of the builders and generally require substantial down payments (at least 20%) on all land sales that they finance.  These notes and notes from sales of operating properties are generally secured by first liens on the related properties.
                               Advances to the Company are unsecured and without a stated due date.  Interest is charged (with limited exceptions) at the same rate that is charged on the Ventures'
                            credit facilities borrowings described in note 5.  Interest on these advances was
                            $9,067,000 in 1998.

(4)  Pension and postre-    Substantially all of the employees of the Ventures are eligible to participate in
     tirement plans         a defined benefit pension plan (the "funded plan") sponsored by the Company.  In addition, employees whose defined benefits exceed the limits of the funded plan are eligible to participate in separate, nonqualified unfunded plans sponsored by the Company.  Benefits under the pension plans are based on the participants'
                            years of service and compensation.  The Ventures reimburse the Company for their share of the annual benefit cost under the plan.  The Ventures' pension cost was
                            $2,485,000 in 1998.
                               Full-time employees of the Ventures who meet minimum age and service requirements are eligible to receive postretirement medical and life insurance benefits under a plan sponsored by the Company.  The Ventures reimburse the Company for their share of the annual benefit costs under the plan, which include a portion of the cost of participants' life insurance coverage and contributions (based on years of service) to the cost of participants' medical insurance coverage, subject to a maximum annual contribution.  The Ventures' postretirement benefit cost was
                            $606,000 in 1998.

(5)  Debt                   Debt at December 31, 1998 is summarized as follows (in thousands):

                            Borrowings from the Company:
                              Deed of trust notes payable.............................................. $362,167
                              Credit lines.............................................................   61,855
                              Other loans..............................................................   64,341
                                                                                                        --------
                                                                                                         488,363
                            Mortgages payable - other lenders..........................................  317,176
                            Other debt.................................................................   15,769
                                                                                                        --------
                               Total................................................................... $821,308
                                                                                                        ========

                               The deed of trust notes payable to the Company are secured by certain land and operating properties and general assignments of rents.  These notes are due
                            December 31, 2012, and minimum principal payments, based on a thirty-year amortization schedule, are due quarterly.  Specified principal payments are also required when land is released from the deed of trust; however, payments made due to partial releases reduce or offset the required quarterly payments. Notes aggregating 348,112,000 bear interest at 12.25% through December 2000, and at the greater of the prime rate plus 3.75% or 10% thereafter to maturity or repayment. The remaining notes bear interest at 12.25% throughout their terms.  Interest on the notes was
                            $45,671,000 in 1998.
                               The Ventures have five separate credit line facilities with the Company that provide for aggregate borrowings of up to $115,000,000.  These facilities may be used for various purposes, including acquisitions, development and other corporate needs, subject to specified terms and conditions.  The credit facilities are available to December 31, 2012.  Borrowings are secured by deeds of trust on certain land assets.  Borrowings under the credit facilities bear interest at 9%
                            through December 2001, and at the greater of the prime rate plus 3.75% or 10%
                            thereafter.  Interest on the credit line facilities was $5,055,000 in 1998.
                               Other loans payable to the Company are unsecured and are due in equal annual installments over periods to 2023.  The notes bear interest at a variable rate (9%
                            at December 31, 1998) which is based on the weighted-average interest rate of certain borrowings of the Company and subsidiaries.  Interest on the other loans was $6,476,000 in 1998.
                               The mortgages payable to other lenders are secured by deeds of trust or mortgages on properties and general assignments of rents.  This debt matures at various dates through 2017 and, at December 31, 1998, bears interest at a weighted-average effective rate of 7.70%.  At December 31, 1998, approximately $220,952,000 of the mortgages were payable to one lender.
                               Other debt includes special improvement district bonds and construction loans.
                            Other debt bears interest at a weighted-average effective rate of 7.26% at
                            December 31, 1998.
                               The annual maturities of debt at December 31, 1998 are summarized as follows (in thousands):
                                                                       Borrowings
                                                                        from the        Other
                                                                        Company       Borrowings      Total
                                                                      -------------  ------------  ------------

                            1999........................................   $  7,424      $  5,510      $ 12,934
                            2000........................................      3,828         4,281         8,109
                            2001........................................      4,024         5,944         9,968
                            2002........................................      4,247         7,249        11,496
                            2003........................................      4,499         6,126        10,625
                            Subsequent to 2003..........................    464,341       303,835       768,176
                                                                           --------      --------  ------------
                               Total....................................   $488,363      $332,945      $821,308
                                                                           ========      ========  ============

                               Total interest costs were $83,411,000 in 1998, of which $15,265,000, were capitalized.

                               During 1998, the Ventures incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $1,863,000, less related deferred income tax benefits of $736,000.  The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were refinancings of the related properties.

                               The carrying amounts of the borrowings from the Company approximate fair value at
                            December 31, 1998.  The carrying amounts and estimated fair values of the
                            Ventures' other debt at December 31, 1998 are summarized as follows (in thousands):

                                                                                                     Carrying    Estimated
                                                                                                     Amount      Fair Value
                                                                                                   ------------  ----------
                               Fixed rate debt..................................................       $326,060    $342,962
                               Variable rate debt...............................................          6,885       6,885
                                                                                                   ------------  ----------
                                                                                                       $332,945    $349,847
                                                                                                   ============  ==========

                               Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of the Ventures' debt obligations at fair value may not be possible and may not be a prudent management decision.

(6)  Income taxes           Income tax expense is reconciled to the amount computed by applying the Federal corporate tax rate as follows for the year ended December 31, 1998 (in thousands):

                            Tax at statutory rate on earnings before
                              income taxes and extraordinary losses.............................   $ 20,509
                            State income taxes, net of Federal income
                              tax benefit.......................................................      1,551
                                                                                                   --------
                                   Income tax expense...........................................   $ 22,060
                                                                                                   ========

                               The net deferred tax asset at December 31, 1998 is summarized as follows (in thousands):

                            Total deferred tax assets...........................................   $ 75,027
                            Total deferred tax liabilities......................................     21,367
                                                                                                   --------
                              Net deferred tax asset............................................   $ 53,660
                                                                                                   ========


                               The tax effects of temporary differences and loss carryforwards included in the net deferred tax asset at December 31, 1998 are summarized as follows (in thousands):

                            Property, primarily differences in depreciation and
                               amortization, the tax basis of land assets and
                               treatment of interest and certain other costs....................   $ 41,740
                            Operating loss and tax credit carryforwards.........................     11,295
                            Other...............................................................        625
                                                                                                   --------
                               Total............................................................   $ 53,660
                                                                                                   ========

                               The net operating losses carried forward from December 31, 1998 for Federal income
                            tax purposes aggregate approximately $27,645,000.   The loss carryforward will
                            begin to expire in 2005.

                               As indicated above, the deferred tax assets relate primarily to differences in the book and tax bases of property (particularly land assets) and to operating loss carryforwards for Federal income tax purposes.  Based on projections of future taxable income, management believes that it is more likely than not that the net deferred tax asset will be realized.  The amount of the net deferred tax asset considered realizable could be reduced in the near term, however, if estimates of future taxable income are reduced.

(7)    Gain on              Gain on dispositions of assets, net, is summarized as follows for the year ended
       dispositions         December 31, 1998 (in thousands):
       of assets, net

                            Net gain on operating properties....................................   $15,879
                            Other, net..........................................................       (23)
                                                                                                   -------
                               Total............................................................   $15,856
                                                                                                   ========

                               The net gain on operating properties relates primarily to sales of a hotel property and two office/industrial buildings.

(8)  Series A Preferred     Howard Hughes Properties, Inc. (HHPI) has issued 25,000 shares of Series A
     Stock                  Preferred stock to the Company.  The shares have a liquidation preference of
                            $2,000 per share and earn dividends at an annual rate of 9.9% of the liquidation preference.  Dividends are cumulative, however, no dividends were paid during 1998 because HHPI incurred a tax loss.  Dividends in arrears at December 31, 1998 aggregated $4,450,000.  At the option of the Company, the shares are redeemable at any time to December 31, 2017 at a price of $2,000 per share.

(9)    Leases               The Ventures, as lessee, have entered into operating leases expiring at various dates through 2076.  Rents under such leases aggregated $448,600 in 1998.  In addition, real estate taxes, insurance and maintenance expenses are obligations of the Ventures.  Minimum rent payments due under operating leases in effect at
                            December 31, 1998 are summarized as follows (in thousands):

                            1999................................................................      $     449
                            2000................................................................            449
                            2001................................................................            449
                            2002................................................................            449
                            2003................................................................            278
                            Subsequent to 2003..................................................         16,326
                                                                                                       --------
                               Total............................................................       $ 18,400
                                                                                                       ========

                               Space in the Ventures' operating properties is leased to approximately 700 tenants.  In addition to minimum rents, the majority of the retail center leases provide for percentage rents when the tenants' sales volumes exceed stated
                            amounts, and the majority of the retail center and office leases provide for other rents which reimburse the Ventures for certain of their operating expenses.  Rents from tenants are summarized as follows (in thousands):

                            Minimum rents.......................................................       $ 47,977
                            Percentage rents....................................................            996
                            Other rents.........................................................         24,838
                                                                                                   ------------
                               Total............................................................       $ 73,811
                                                                                                   ============

                                    The minimum rents to be received from tenants under operating leases in effect at
                                 December 31, 1998 are summarized as follows (in thousands):

                                 1999...........................................................   $ 44,419
                                 2000...........................................................     39,630
                                 2001...........................................................     34,477
                                 2002...........................................................     26,663
                                 2003...........................................................     20,235
                                 Subsequent to 2003.............................................     63,877
                                                                                                   --------
                                    Total.......................................................   $229,301
                                                                                                   ========

(10)  Other transactions with    Under an informal agreement, the Company provides various services to the Ventures, including
      The Rouse Company          accounting, data processing, legal, leasing, finance, and other administrative and support functions.  The Ventures reimburse the Company for the cost of these services, determined in accordance with the Company's established cost accounting practices.  Under terms of a license agreement, the Ventures paid the Company a fee of $1,000,000 in 1998 in consideration for the right to use the Company's name in their property management operations.  The fee under the license agreement is determined annually based on various operating factors.
                                 Operating expenses for 1998 include license fees and service cost reimbursements to the
                                 Company of approximately $8,305,000.  The Ventures also reimburse the Company for costs of any services it provides with respect to development of operating properties.  These costs were approximately $2,198,000 in 1998 and related primarily to development of an expansion of a regional shopping center and new office buildings in Columbia and Summerlin.


(11)  Other commitments          Commitments for the construction and development of properties in the ordinary course of
      and contingencies          business and other commitments not set forth elsewhere amount to approximately $60,000,000 at
                                 December 31, 1998.
                                    Certain of the Ventures have guaranteed payment of the Company's obligations under its credit facilities with a group of lenders, subject to various terms and conditions.  At December 31,
                                 1998, outstanding borrowings under the facilities were $602,000,000.
                                    The Ventures are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.  Some of these litigation matters are covered by insurance.  In the opinion of management, adequate provision has been made for losses with respect to litigation matters, where appropriate, and the ultimate resolution of such litigation matters is not likely to have a material effect on the combined financial position of the Ventures.  Due to the Ventures' fluctuating net earnings (loss), it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Ventures' combined net earnings (loss) and it is, therefore, possible that the resolution of these matters could have such an effect in a future period.

(12)   Year 2000 issue           The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond.  In addition, the year 2000 issue relates to whether non-Information Technology (IT) systems that depend on embedded computer technology will recognize the year 2000.  Systems that do not properly recognize such information could generate erroneous information or fail.
                                    As described above, the Company provides the Ventures with various services.  The Venture is dependent on the Company's IT systems being year 2000 compliant.  The Company has adopted a plan to replace virtually all of its management information systems and accounting systems.
                                 In accordance with this plan, all mission critical IT systems have been or are being replaced with systems that are year 2000 compliant.  For non-IT systems, the Company has completed a comprehensive review of computer hardware and software in mechanical systems and has developed a program to repair or replace and test non-IT systems that are not year 2000 compliant by the third quarter of 1999.  In addition, the Company is developing contingency plans in the event that any critical non-IT system fails as a result of a year 2000 issue.
                                 Costs to


                                 specifically remediate non-IT systems (e.g., escalators, elevators, security, heating, ventilating and cooling systems, etc.) are not expected to be material. Management of the Company and the
                                 Ventures do not believe that the year 2000 issue will pose significant problems in IT and non-IT systems, or that resolution of any potential problems with respect to these systems will have a material effect on the Ventures' financial condition or results of operations.
                                   The Company and management of the Ventures believe that the Ventures' exposure to the year
                                 2000 issue is widespread with no known major direct exposure.  The Company and management of the Ventures believe that their most likely worst-case exposure is at the indirect level, involving vendors, suppliers and tenants.  While it is not possible at this time to determine the likely impact of these potential problems, the Company and management of the Ventures will continue to evaluate these areas and develop contingency plans, as appropriate.

(13)  New accounting             In March 1998, the American Institute of Certified Public Accountants issued Statement of
      standards not yet          Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
      adopted                    Internal Use" (SOP 98-1) which is required to be adopted by the Ventures no later than
                                 January 1, 1999.  SOP 98-1 provides guidance as to whether costs incurred relating to internal-use software should be expensed or capitalized.  The guidance in SOP 98-1 is required to be applied to costs incurred subsequent to adoption and may not be applied to costs incurred prior to initial application.  The Ventures intend to adopt SOP 98-1 effective
                                 January 1, 1999, and do not believe that adoption will have a material effect on their results of operations.
                                      In April 1998, the American Institute of Certified Public Accountants issued Statement of
                                 Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5) which is required to be adopted by the Ventures no later than January 1, 1999.  SOP 98-5 requires that start-up costs and organization costs, not otherwise addressed in existing authoritative literature, be expensed as incurred.  The Ventures intend to adopt SOP 98-5 effective January 1, 1999, and the initial application will be reported as the cumulative effect of a change in accounting principle.  The Ventures do not believe that adoption will have a material effect on their results of operations in future periods.

                                                                     Schedule II
                                                                     -----------
                      THE ROUSE COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                 Years ended December 31, 1998, 1997 and 1996
                                (in thousands)

                                                                            Additions
                                                                   -------------------------
                                                     Balance at    Charged to    Charged to                        Balance at
                                                     beginning     Costs and       other                             end of
             Descriptions                             of year       expenses      accounts     Deductions             year
             ------------                            ----------    ----------    ----------    ----------          ----------
Year ended December 31, 1998:
   Allowance for doubtful receivables                 $  21,311     $   7,735    $    ---      $   9,218  /(1)/     $  19,828
                                                      =========     =========    =========     =========            =========
   Valuation allowance - properties held for sale     $  37,952     $     ---    $    ---      $  37,952  /(2)/     $     ---
                                                      =========     =========    =========     =========            =========
   Preconstruction reserve                            $  17,351     $   1,700    $    ---      $   3,143  /(3)/     $  15,908
                                                      =========     =========    =========     =========            =========
Year ended December 31, 1997:
   Allowance for doubtful receivables                 $  28,153     $   5,766    $    ---      $  12,608  /(1)/     $  21,311
                                                      =========     =========    =========     =========            =========
   Valuation allowance - properties held for sale     $  35,671     $  26,249    $    ---      $  23,968  /(2)/     $  37,952
                                                      =========     =========    =========     =========            =========
   Preconstruction reserve                            $  16,317     $   2,800    $    ---      $   1,766  /(3)/     $  17,351
                                                      =========     =========    =========     =========            =========
Year ended December 31, 1996:
   Allowance for doubtful receivables                 $  24,468     $   3,688    $  1,161      $   1,164  /(1)/     $  28,153
                                                      =========     =========    =========     =========            =========
   Valuation allowance - properties held for sale     $  15,589     $  25,825    $    ---      $   5,743  /(2)/     $  35,671
                                                      =========     =========    =========     =========            =========
   Preconstruction reserve                            $  15,379     $   2,700    $    ---      $   1,762  /(3)/     $  16,317
                                                      =========     =========    =========     =========            =========

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

                                                                    Schedule III
                                                                    ------------

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                      Costs capitalized subsequent
                                           Initial cost to Company          to acquisition
                                         ---------------------------  ----------------------------
                                                        Buildings
                                                           and
                                 Encum-                  Improve        Improve      Carrying
           Description           brances      Land     ments(Note 3)     ments    costs (note 2)
           -----------          ---------  ----------  -------------  ---------  ---------------
Operating Properties:

Park Meadows                     $175,337     $35,812     $265,031     $     55   $           --
Retail Center
Denver, CO

Bridgewater Commons               150,000      24,715      242,660           --               --
Retail Center
Bridgewater, NJ

Towson Town Center                140,000      45,391      207,723          255               --
Retail Center
Towson, MD

Arizona Center                    107,550       4,137           --      151,391               --
Mixed-Use project
Phoenix, AZ

The Fashion Show                   75,232      33,179      120,347        1,212               --
Retail Center
Las Vegas, NV

South Street Seaport               58,337          --           --      146,274               --
Retail Center
New York, NY

Woodbridge Center                 132,504      26,301           --      119,126               --
Retail Center
Woodbridge, NJ

Beachwood Place                   119,568      10,673           --      129,893               --
Retail Center
Beachwood, OH

Fashion Place Mall                 76,649      19,379      119,715           --               --
Retail Center
Salt Lake City, UT.

Owings Mills                       61,000      17,006           --      113,557               --
Retail Center
Baltimore County, MD
                                         Gross amount at which carried
                                               at close of period

                                                                                                            Life on
                                            Buildings             Accumulated     Date of                 which depre-
                                               and                depreciation   completion                ciation in
                                                                                                             latest
                                             Improve                  and            of         Date     income state-
           Description              Land      ments      Total    amortization  construction  acquired  ment is computed
           -----------            --------  ---------  ---------  ------------  ------------  --------  ----------------
Operating Properties:

Park Meadows                       $35,812   $265,086   $300,898       $ 1,890         06/96     07/98       Note 9
Retail Center
Denver, CO

Bridgewater Commons                 24,715    242,660    267,375         1,981         06/88     12/98       Note 9
Retail Center
Bridgewater, NJ

Towson Town Center                  45,391    207,978    253,369           856         06/59     10/98       Note 9
Retail Center
Towson, MD

Arizona Center                       4,137    151,391    155,528        31,081         07/83      N/A        Note 9
Mixed-Use project
Phoenix, AZ
                                    33,179    121,559    154,738         6,870         03/81     06/96       Note 9
The Fashion Show
Retail Center
Las Vegas, NV

South Street Seaport                    --    146,274    146,274        29,924         07/83      N/A        Note 9
Retail Center
New York, NY

Woodbridge Center                   26,301    119,126    145,427        27,680         03/71      N/A        Note 9
Retail Center
Woodbridge, NJ
                                    10,673    129,893    140,566        11,562         08/78      N/A        Note 9
Beachwood Place
Retail Center
Beachwood, OH
                                    19,379    119,715    139,094           490         03/72     10/98       Note 9
Fashion Place Mall
Retail Center
Salt Lake City, UT.

Owings Mills                        17,006    113,557    130,563        13,691         07/86      N/A        Note 9
Retail Center
Baltimore County, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                      Costs capitalized subsequent
                                           Initial cost to Company          to acquisition
                                         ---------------------------  -----------------------------

                                                       Buildings
                                                          and
                                 Encum-                 Improve          Improve      Carrying
            Description          brances     Land     ments(Note 3)       ments        costs
            -----------         ---------  ---------  -------------   -------------  -----------
Pioneer Place                    $102,475    $    --       $    --         $122,687    $      --
Mixed-Use project
Portland, OR

Oviedo Marketplace                 69,485     11,676            --          108,374           --
Retail Center
Orlando, FL.

Westlake Center                    93,175     10,582            --          104,807           --
Mixed-Use project
Seattle, WA

The Gallery at Harborplace        106,562      6,648            --          106,820           --
Mixed-Use project
Baltimore, MD

Mall St. Matthews                  71,223         --            --          102,124           --
Retail Center
Louisville, KY

Bayside Marketplace                76,838         --            --           97,408           --
Retail Center
Miami, FL

Governor's Square                  54,077         --            --           85,379           --
Retail Center
Tallahassee, FL

Paramus Park                       70,353     13,475            --           82,935           --
Retail Center
Paramus, NJ

Moorestown Mall                    42,000     13,577        65,596               --           --
Retail Center
Burlington County, NJ

Faneuil Hall Marketplace           53,362         --            --           74,858           --
Retail Center
Boston, MA

Santa Monica Place                     --      5,088            --           69,762           --
Retail Center
Santa Monica, CA
                                       Gross amount at which carried
                                            at close of period
                                     ----------------------------------                                           Life on
                                           Buildings                    Accumulated     Date of                 which depre-
                                              and                       depreciation   completion            ciation in latest
                                            Improve                         and            of         Date     income state-
         Description               Land      ments       Total          amortization  construction  acquired  ment is computed
         -----------              -------  ---------     -----          ------------  ------------  --------  ----------------
Pioneer Place                     $    --   $122,687  $   122,687        $  26,253        03/90       N/A        Note 9
Mixed-Use project
Portland, OR

Oviedo Marketplace                 11,676    108,374      120,050            2,183        03/98       N/A        Note 9
Retail Center
Orlando, FL.

Westlake Center                    10,582    104,807      115,389           28,911        10/88       N/A        Note 9
Mixed-Use project
Seattle, WA

The Gallery at Harborplace          6,648    106,820      113,468           26,622        09/87       N/A        Note 9
Mixed-Use project
Baltimore, MD

Mall St. Matthews                      --    102,124      102,124           17,853        03/62       N/A        Note 9
Retail Center
Louisville, KY

Bayside Marketplace                    --     97,408       97,408           17,925        04/87       N/A        Note 9
Retail Center
Miami, FL

Governor's Square                      --     85,379       85,379            7,509        08/79       N/A        Note 9
Retail Center
Tallahassee, FL

Paramus Park                       13,475     82,935       96,410           10,714        03/74       N/A        Note 9
Retail Center
Paramus, NJ

Moorestown Mall                    13,577     65,596       79,173            2,189        03/63      12/97       Note 9
Retail Center
Burlington County, NJ

Faneuil Hall Marketplace               --     74,858       74,858           13,105        08/76       N/A        Note 9
Retail Center
Boston, MA

Santa Monica Place                  5,088     69,762       74,850           11,787        10/80       N/A        Note 9
Retail Center
Santa Monica, CA

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                     Costs capitalized subsequent
                                          Initial cost to Company          to acquisition
                                        ---------------------------  -----------------------------

                                                       Buildings
                                                          and
                                 Encum-                 Improve        Improve       Carrying
           Description          brances      Land     ments(Note 3)     ments         costs
           -----------          --------  ----------  -------------  ------------  ------------

Cherry Hill Mall                 $78,280     $14,767    $      --         $58,210     $      --
Retail Center
Cherry Hill, NJ

Riverwalk                         10,833          --           --          72,495            --
Retail Center
New Orleans, LA

Oakwood Center                    53,615      14,750           --          57,395            --
Retail Center
Gretna, LA

Augusta Mall                      61,347       5,398           --          66,130            --
Retail Center
Augusta, GA

Hulen Mall                        64,102       5,064           --          65,624            --
Retail Center
Ft. Worth, TX

Plymouth Meeting                  34,785         702           --          69,386            --
Retail Center
Montgomery County, PA

Echelon Mall                      59,334       6,160           --          63,317            --
Retail Center
Voorhees, NJ

Harborplace                       36,611          --           --          58,147            --
Retail Center
Baltimore, MD

Perimeter Mall                        --          --           --          50,051            --
Retail Center
Atlanta, GA

Blue Cross & Blue Shield          31,400       1,000           --          44,756            --
Building I
Office Building
Baltimore, MD
                                      Gross amount at which carried
                                            at close of period

                                                                                                               Life on
                                           Buildings                Accumulated     Date of                 which depre-
                                              and                   depreciation   completion            ciation in latest
                                            Improve                     and            of         Date     income state-
           Description             Land      ments       Total      amortization  construction  acquired  ment is computed
           -----------           --------  ---------     -----      ------------  ------------  --------  ----------------
Cherry Hill Mall                  $14,767    $58,210  $   72,977      $ 18,187       10/61        N/A          Note 9
Retail Center
Cherry Hill, NJ

Riverwalk                              --     72,495      72,495        11,648       08/86        N/A          Note 9
Retail Center
New Orleans, LA

Oakwood Center                     14,750     57,395      72,145         9,887       10/82        N/A          Note 9
Retail Center
Gretna, LA

Augusta Mall                        5,398     66,130      71,528         5,879       08/78        N/A          Note 9
Retail Center
Augusta, GA

Hulen Mall                          5,064     65,624      70,688        12,055       08/77        N/A          Note 9
Retail Center
Ft. Worth, TX

Plymouth Meeting                      702     69,386      70,088        13,474       02/66        N/A          Note 9
Retail Center
Montgomery County, PA

Echelon Mall                        6,160     63,317      69,477        12,888       09/70        N/A          Note 9
Retail Center
Voorhees, NJ

Harborplace                            --     58,147      58,147        12,456       07/80        N/A          Note 9
Retail Center
Baltimore, MD

Perimeter Mall                         --     50,051      50,051         7,597       08/71        N/A          Note 9
Retail Center
Atlanta, GA

Blue Cross & Blue Shield            1,000     44,756      45,756        10,142       07/89        N/A          Note 9
Building I
Office Building
Baltimore, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1998

                                (in thousands)

                                                                     Costs capitalized subsequent
                                          Initial cost to Company          to acquisition
                                        ---------------------------  ----------------------------

                                                       Buildings
                                                          and
                                 Encum-                 Improve        Improve       Carrying
           Description          brances      Land     ments(Note 3)     ments         costs
           -----------          --------  ----------  -------------  ------------  ------------
3800 Howard Hughes Parkway       $39,222      $3,622      $38,438         $ 1,806    $       --
Office Building
Las Vegas, NV

White Marsh                       41,147       4,390           --          33,549            --
Retail Center
Baltimore, MD

Exton Square                      14,762       1,408           --          34,220            --
Retail Center
Exton, PA

The Jacksonville Landing          12,911          --           --          33,609            --
Retail Center
Jacksonville, FL

Tampa Bay Center                  35,714         920           --          31,391            --
Retail Center
Tampa, FL

Village of Cross Keys                 --         925           --          31,319            --
Mixed-Use project
Baltimore, MD

North Star                            --         168           --          30,629            --
Retail Center
San Antonio, TX

Willowbrook                       38,435         853           --          29,302            --
Retail Center
Wayne, NJ

3773 Howard Hughes Parkway        22,406       1,738       22,625           3,338            --
Office Building
Las Vegas, NV

Two Owings Mills                  18,174       1,000           --          25,865            --
Corporate Center
Office Building
Baltimore, MD
                                        Gross amount at which carried
                                             at close of period
                                      ----------------------------------
                                                                                                              Life on
                                            Buildings               Accumulated     Date of                 which depre-
                                               and                  depreciation   completion            ciation in latest
                                             Improve                    and            of         Date     income state-
           Description              Land      ments       Total     amortization  construction  acquired  ment is computed
           -----------             -------  ---------     -----     ------------  ------------  --------  ----------------
3800 Howard Hughes Parkway          $3,622    $40,244   $  43,866    $   3,795       11/86        06/96        Note 9
Office Building
Las Vegas, NV

White Marsh                          4,390     33,549      37,939        9,062       08/81         N/A         Note 9
Retail Center
Baltimore, MD

Exton Square                         1,408     34,220      35,628        9,850       03/73         N/A         Note 9
Retail Center
Exton, PA

The Jacksonville Landing                --     33,609      33,609       11,663       06/87         N/A         Note 9
Retail Center
Jacksonville, FL

Tampa Bay Center                       920     31,391      32,311       10,534       08/79         N/A         Note 9
Retail Center
Tampa, FL

Village of Cross Keys                  925     31,319      32,244       10,786       09/65         N/A         Note 9
Mixed-Use project
Baltimore, MD

North Star                             168     30,629      30,797        8,740       09/60         N/A         Note 9
Retail Center
San Antonio, TX

Willowbrook                            853     29,302      30,155        7,301       09/69         N/A         Note 9
Retail Center

Wayne, NJ



3773 Howard Hughes Parkway           1,738     25,963      27,701        1,669       11/95        6/96         Note 9

Office Building

Las Vegas, NV



Two Owings Mills                     1,000     25,865      26,865        6,466       09/87         N/A         Note 9
Corporate Center
Office Building
Baltimore, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                    Costs capitalized subsequent
                                         Initial cost to Company          to acquisition
                                       --------------------------- ------------------------------

                                                     Buildings
                                                        and
                                Encum-                Improve         Improve       Carrying
           Description          brances    Land     ments(Note 3)      ments         costs
           -----------          -------  ---------  -------------   ------------  ------------
The Gallery at Market East      $    --     $   --       $    --         $24,166     $      --
Retail Center
Philadelphia, PA

Senate Plaza                     16,067      3,488        20,379              --            --
Office Building
Camp Hill, PA.

3960 Howard Hughes Parkway           --        800            --          22,364            --
Office Building
Las Vegas, NV

Franklin Park                    25,498        653            --          21,097            --
Retail Center
Toledo, OH

Hunt Valley 75                   17,265      6,659        14,187             410            --
Office Building
Hunt Valley, MD.

The Grand Avenue                     --         --            --          21,218            --
Retail Center
Milwaukee, WI

Mondawmin Mall                    4,151      2,251            --          18,327            --
Retail Center
Baltimore, MD

Highland Mall                     5,426         13            --          18,238            --
Retail Center
Austin, TX

One Owings Mills                 11,385        650            --          17,045            --
Corporate Center
Office Building
Baltimore, MD

Blue Cross & Blue Shield         11,453      1,000            --          16,591            --
Building II
Office Building
Baltimore, MD
                                       Gross amount at which carried
                                             at close of period
                                    -----------------------------------
                                                                                                                Life on
                                           Buildings                  Accumulated     Date of                 which depre-
                                              and                     depreciation   completion            ciation in latest
                                            Improve                       and            of         Date     income state-
           Description              Land     ments        Total       amortization  construction  acquired  ment is computed
           -----------             ------  ---------      -----       ------------  ------------  --------  ----------------
The Gallery at Market East         $   --    $24,166    $    24,166     $   7,393      08/77         N/A         Note 9
Retail Center
Philadelphia, PA

Senate Plaza                        3,488     20,379         23,867            42      07/72        12/98        Note 9
Office Building
Camp Hill, PA.

3960 Howard Hughes Parkway            800     22,364         23,164           354      4/98         6/96         Note 9
Office Building
Las Vegas, NV

Franklin Park                         653     21,097         21,750         5,306      07/71         N/A         Note 9
Retail Center
Toledo, OH

Hunt Valley 75                      6,659     14,597         21,256            54      07/84        12/98        Note 9
Office Building
Hunt Valley, MD.

The Grand Avenue                       --     21,218         21,218        10,824      08/82         N/A         Note 9
Retail Center
Milwaukee, WI

Mondawmin Mall                      2,251     18,327         20,578         7,425      01/78         N/A         Note 9
Retail Center
Baltimore, MD

Highland Mall                          13     18,238         18,251         6,236      08/71         N/A         Note 9
Retail Center
Austin, TX

One Owings Mills                      650     17,045         17,695         6,232      11/88         N/A         Note 9
Corporate Center
Office Building
Baltimore, MD

Blue Cross & Blue Shield            1,000     16,591         17,591         3,379      08/90         N/A         Note 9

Building II
Office Building
Baltimore, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES

              Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                  Costs capitalized subsequent   Gross amount at which carried
                                        Initial cost to Company          to acquisition                at close of period
                                        -----------------------   ----------------------------   -----------------------------

                                                    Buildings                                              Buildings
                                                       and                                                    and
                               Encum-                Improve        Improve        Carrying                 Improve
     Description              brances     Land    ments(Note 3)      ments          costs         Land       ments    Total
     -----------              -------     ----    -------------      -----          -----         ----       -----    -----
3753 / 3763 Howard Hughes
 Parkway                      $10,985    $3,844      $12,018       $   687       $      --       $3,844    $12,705   $ 16,549
Office Building
Las Vegas, NV

Centerpointe                    7,006     4,012       11,302            --              --        4,012     11,302     15,314
Office Building
Hunt Valley, MD

Canyon Center                  12,597     2,081        7,161         5,391              --        2,081     12,552     14,633
Office Building
Las Vegas, NV

Midtown Square                     --        --           --        14,620              --           --     14,620     14,620
Retail Center
Charlotte, NC

3930 Howard Hughes Parkway      6,750     3,108       11,279            27              --        3,108     11,306     14,414
Office Building
Las Vegas, NV

Shilling Plaza South            6,206     5,437        7,402            14              --        5,437      7,416     12,853
Office Building
Hunt Valley, MD

3980 Howard Hughes             10,586       879        5,583         6,113              --          879     11,696     12,575
Office Building
Las Vegas, NV

Crossing Business               8,509     2,842        1,416         8,287              --        2,842      9,703     12,545
Center Phase III
Office Building
Las Vegas,  NV

Shilling Plaza North            7,932     4,024        8,059            --              --        4,024      8,059     12,083
Office Building
Hunt Valley, MD

Canyon Center                      --     1,723           --        10,129              --        1,723     10,129     11,852
Office Building
Las Vegas, NV

                                                                                              Life on
                                          Accumulated        Date of                        which depre-
                                         depreciation      completion                     ciation in latest
                                              and             of               Date         income state-
     Description                         amortization     construction      acquired      ment is computed
     -----------                         ------------     ------------      --------      ----------------
3753 / 3763 Howard Hughes
 Parkway                                  $ 1,003            10/91            6/96             Note 9
Office Building
Las Vegas, NV

Centerpointe                                   24            07/87           12/98             Note 9
Office Building
Hunt Valley, MD

Canyon Center                                 638            03/98           06/96             Note 9
Office Building
Las Vegas, NV

Midtown Square                             10,396            10/59             N/A             Note 9
Retail Center
Charlotte, NC

3930 Howard Hughes Parkway                  1,196            12/94           06/96             Note 9
Office Building
Las Vegas, NV

Shilling Plaza South                           15            07/87           12/98             Note 9
Office Building
Hunt Valley, MD

3980 Howard Hughes                            526            04/97           06/96             Note 9
Office Building
Las Vegas, NV

Crossing Business                             798            09/96           06/96             Note 9
Center Phase III
Office Building
Las Vegas,  NV

Shilling Plaza North                           17            02/80           12/98             Note 9
Office Building
Hunt Valley, MD

Canyon Center                                 133            06/98           06/96             Note 9
Office Building
Las Vegas, NV

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                   Costs capitalized subsequent  Gross amount at which carried
                                          Initial cost to Company          to acquisition               at close of period
                                          -----------------------  ----------------------------  -----------------------------
                                                      Buildings                                            Buildings
                                                         and                                                  and

                                Encum-                 Improve        Improve       Carrying                Improve
         Description            brances     Land     ments(Note 3)     ments         costs         Land      ments      Total
         -----------            -------     ----     -------------    -------       --------      -----     -------     -----
Riverspark 2/Building 2         $ 1,504   $ 3,358   $     7,955    $         --  $        --     $ 3,358  $   7,955  $ 11,313
Office Building/Industrial
Columbia, MD

Trails Village Center             9,948     3,082            --           6,804           --       3,082      6,804     9,886
Community Retail Center
Las Vegas, NV

Crossing Business                 7,679     1,326         7,951             507           --       1,326      8,458     9,784
Center Phase I
Office Building
Las Vegas, NV

Inglewood Office II               6,279     2,261         7,304              --            --      2,261      7,304     9,565
Office Building
Landover, MD

3770 Howard Hughes Parkway        5,530       691         8,010             484            --        691      8,494     9,185
Office Building
Las Vegas, NV

201 International Circle          4,097     5,168         3,763             172            --      5,168      3,935     9,103
Office Building
Hunt Valley, MD

Metro Plaza                         423       202            --           8,240            --        202      8,240     8,442
Retail Center
Baltimore, MD

Equinox @ CBC                     7,052     1,257           398           6,631            --      1,257      7,029     8,286
Office Building
Las Vegas, NV

Montgomery Ward                   7,679       607         7,213              37            --        607      7,250     7,857
Office Building / Industrial
Las Vegas, NV

Inglewood Office Center I         5,145     1,940         5,867              --            --      1,940      5,867     7,807
Office Building
Landover, MD


                                                                                            Life on
                                     Accumulated         Date of                        which depre-
                                     depreciation       completion                    ciation in latest
                                         and                of             Date         income state-
       Description                   amortization      construction      acquired      ment is computed
       -----------                   ------------      ------------      --------      ----------------
Riverspark 2/Building 2              $         17         07/87            12/98            Note 9
Office Building/Industrial
Columbia, MD

Trails Village Center                         108         05/98            06/96            Note 9
Community Retail Center
Las Vegas, NV

Crossing Business                             591         12/94            06/96            Note 9
Center Phase I
Office Building
Las Vegas, NV

Inglewood Office II                            15         07/26            12/98            Note 9
Office Building
Landover, MD

3770 Howard Hughes Parkway                    901         10/90            06/96            Note 9
Office Building
Las Vegas, NV

201 International Circle                       20         07/82            12/98            Note 9
Office Building
Hunt Valley, MD

Metro Plaza                                 3,696          N/A             12/82            Note 9
Retail Center
Baltimore, MD

Equinox @ CBC                                 233         12/97            06/96            Note 9
Office Building
Las Vegas, NV

Montgomery Ward                               519         10/95            06/96            Note 9
Office Building / Industrial
Las Vegas, NV

Inglewood Office Center I                      12         07/82            12/98            Note 9
Office Building
Landover, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                         Costs capitalized      Gross amount at which carried
                                         Initial cost to Company     subsequent to acquisition        at close of period
                                         -----------------------     --------------------------   -------------------------
                                                     Buildings                                             Buildings
                                                        and                                                   and
                                Encum-                Improve          Improve       Carrying               Improve
        Description             brances    Land     ments(Note 3)       ments         costs         Land     ments    Total
        -----------             -------  ---------  -------------    ------------  ------------    ------  ---------  -----
Crossing Business                $5,583     $  357        $7,097           $   --   $        --    $  357     $7,097  $7,454
Center Phase II
Office Building
Las Vegas, NV

840 Grier                         6,096        963         1,430            4,854            --       963      6,284   7,247
Office Building / Industrial
Las Vegas, NV

Ambassador Center                 4,377      1,385         5,282               --            --     1,385      5,282   6,667
Office Building
Woodlawn, MD

Raytheon                             --        422         6,133               --            --       422      6,133   6,555
Office Building / Industrial
Las Vegas, NV

Inglewood Tech V                  4,295      2,889         3,654               --            --     2,889      3,654   6,543
Industrial Building
Landover, MD

First National Bank Plaza         5,117         --            --            6,330            --        --      6,330   6,330
Office Building
Mt. Prospect, IL

Plaza East                        4,604        911         5,299               --            --       911      5,299   6,210
Office Building / Industrial
Las Vegas, NV

420 Pilot                         4,102      1,066          (140)           5,242            --     1,066      5,102   6,168
Office Building / Industrial
Las Vegas, NV

USA Group                         7,000      1,196         4,880               --            --     1,196      4,880   6,076
Office Building / Industrial
Las Vegas, NV

Pulaski 11                        3,909      1,099         4,708               --            --     1,099      4,708   5,807
Industrial Building
Baltimore, MD

                                                                                     Life on
                                 Accumulated        Date of                        which depre-
                                 depreciation      completion                   ciation in latest
                                    and               of             Date        income state-
        Description              amortization     construction      acquired     ment is computed
        -----------              -----------     ------------     ---------     -----------------
Crossing Business                $       456            12/95         06/96     Note 9
Center Phase II
Office Building
Las Vegas, NV

840 Grier                                300            03/97         06/96     Note 9
Office Building / Industrial
Las Vegas, NV

Ambassador Center                         11            07/85         12/98     Note 9
Office Building
Woodlawn, MD

Raytheon                                 398            11/92         06/96     Note 9
Office Building / Industrial
Las Vegas, NV

Inglewood Tech V                           8            07/86         12/98     Note 9
Industrial Building
Landover, MD

First National Bank Plaza              1,913            07/81          N/A      Note 9
Office Building
Mt. Prospect, IL

Plaza East                               395            12/93         06/96     Note 9
Office Building / Industrial
Las Vegas, NV

420 Pilot                                403            09/96         06/96     Note 9
Office Building / Industrial
Las Vegas, NV

USA Group                                  8            11/98         06/96     Note 9
Office Building / Industrial
Las Vegas, NV

Pulaski 11                                10            07/69         12/98     Note 9
Industrial Building
Baltimore, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                       Costs capitalized            Gross amount at which
                                         Initial cost to Company    subsequent to acquisition     carried at close of period
                                         -----------------------    -------------------------     --------------------------
                                                     Buildings                                            Buildings
                                                        and                                                  and
                                Encum-                Improve         Improve       Carrying               Improve
Description                     brances    Land     ments(Note 3)      ments         costs         Land     ments    Total
----------------------------    -------  ---------  -------------   ------------  ------------    ------  ---------  ------
Rutherford 5                    $ 2,280  $     614  $      5,123    $         --   $        --    $  614  $   5,123  $5,737
Industrial Building
Woodlawn, MD


Rutherford 60                     3,834      1,250         4,445              --            --     1,250      4,445   5,695
Industrial Building
Woodlawn, MD

Plaza West                        4,395        195         5,360             103                     195      5,463   5,658
Office Building / Industrial
Las Vegas, NV

980 Kelley Johnson                3,278        815         4,772              --            --       815      4,772   5,587
Office Building / Industrial
Las Vegas, NV

Canyon Business Center               --      1,188            --           4,432            --     1,188      4,432   5,620
 Phase V
Office Building / Industrial
Las Vegas, NV

975 Kelley Johnson                3,458        378         5,211              --            --       378      5,211   5,589
Office Building / Industrial
Las Vegas, NV

Inglewood Tech IV                 1,618      2,222         3,365              --            --     2,222      3,365   5,587
Industrial Building
Landover, MD

Riverspark Building  A            3,620      1,461         4,053              --            --     1,461      4,053   5,514
Industrial Building
Columbia, MD

Hunt Valley 49                    3,589      1,575         3,892              --            --     1,575      3,892   5,467
Industrial Building
Hunt Valley, MD

3960/3980 Parking Garage             --        576            --           4,678            --       576      4,678   5,254
Parking Garage
Las Vegas, NV


                                                                                         Life on
                                   Accumulated         Date of                         which depre-
                                   depreciation       completion                    ciation in latest
                                       and                of             Date         income state-
Description                        amortization      construction      acquired      ment is computed
----------------------------       ------------      ------------      --------      ----------------
Rutherford 5                             11             07/72             12/98           Note 9
Industrial Building
Woodlawn, MD

Rutherford 60                             9             07/72              12/98          Note 9
Industrial Building
Woodlawn, MD

Plaza West                              388             11/95              06/96          Note 9
Office Building / Industrial
Las Vegas, NV

980 Kelley Johnson                      358             05/92              06/96          Note 9
Office Building / Industrial
Las Vegas, NV

Canyon Business Center                   79             05/98              06/96          Note 9
 Phase V
Office Building / Industrial
Las Vegas, NV

975 Kelley Johnson                      399             11/90              06/96          Note 9
Office Building / Industrial
Las Vegas, NV

Inglewood Tech IV                         7             07/86              12/98          Note 9
Industrial Building
Landover, MD

Riverspark Building  A                    8             09/85              12/98          Note 9
Industrial Building
Columbia, MD

Hunt Valley 49                            8             02/82              12/98          Note 9
Industrial Building
Hunt Valley, MD

3960/3980 Parking Garage                198             05/97              06/97          Note 9
Parking Garage
Las Vegas, NV

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                       Costs capitalized subsequent
                                            Initial cost to Company          to acquisition
                                         ----------------------------- -----------------------------
                                                         Buildings
                                                            and
                                  Encum-                  Improve         Improve      Carrying
          Description            brances       Land     ments(Note 3)      ments         costs               Land
          -----------            -------       ----     -------------      -----         -----               ----
Hunt Valley 36                  $    3,409    $  1,239   $    3,954       $       --           --          $  1,239
Industrial Building
Hunt Valley, MD

950 Pilot                            2,167         769           --            4,185           --               769
OfficeBuilding/Industrial
Las Vegas, NV

731 Pilot                            4,016         862           --            3,999           --               862
OfficeBuilding/Industrial
Las Vegas, NV

711 Pilot                            3,192         463           --            4,362           --               463
OfficeBuilding/Industrial
Las Vegas, NV

Rutherford 46                        3,215       1,079        3,697               --           --             1,079
Industrial Building
Woodlawn, MD

Other properties and related
investments less than
5% of total                        112,229      59,280       76,778           98,998           --            59,280
                             ----------------------------------------------------------------------------------------

Total Operating Properties       2,905,340     488,114    1,388,375        2,842,238           --           488,114
                            ----------------------------------------------------------------------------------------


                           Gross amount at which carried
                                 at close of period
                           ----------------------------
                                                                                                                 Life on
                                   Buildings               Accumulated       Date of                           which depre-
                                     and                   depreciation     completion                       ciation in
                                   Improve                    and              of               Date          income state-
          Description              ments       Total       amortization    construction       acquired      ment is computed
----------------------------        -----      -----       ------------    ------------       --------      ----------------
Hunt Valley 36               $    3,954      $ 5,193          $      8         02/76         12/98              Note 9
Industrial Building
Hunt Valley, MD

950 Pilot                         4,185        4,954               364         08/90         06/96              Note 9
OfficeBuilding/Industrial
Las Vegas, NV

731 Pilot                         3,999        4,861               245         10/95         06/96              Note 9
OfficeBuilding/Industrial
Las Vegas, NV

711 Pilot                         4,362        4,825               229         11/95         06/96              Note 9
OfficeBuilding/Industrial
Las Vegas, NV

Rutherford 46                     3,697        4,776                 8         02/88         12/98              Note 9
Industrial Building
Woodlawn, MD

Other properties and related
investments less than
5% of total                     175,776      235,056            18,832
                             ---------------------------------------------

Total Operating Properties    4,230,613    4,718,727           578,309
                            -----------------------------------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                       Costs capitalized subsequent  Gross amount at which carried
                                          Initial cost to Company       to acquisition                    at close of period
                                          --------------------------  ------------------------------    ---------------------------
                                                              Buildings
                                                                 and
                                Encum-                         Improve        Improve       Carrying
          Description           Brances           Land       ments(Note 3)     ments          costs         Land
          -----------           -------           ----       -------------     -----          -----         -----
Properties in Development:



Exton Square Expansion        $      --       $  3,340       $     --        $    42,643   $     --         $   3, 340
Expansion of retail center
Exton, PA


The Fashion Show Expansion           --         24,796             --                 --         --             24,796
Expansion of retail center
Las Vegas, NV


Pioneer Place Expansion              --          2,813             --             15,971         --              2,813
Expansion of mixed-use project
Portland, OR


Arizona Center                       --             --             --             12,992         --                 --
Developed/developable land
under master lease
Phoenix, AZ


Rouse Commercial Properties, Inc     --          6,955             --                 --         --              6,955
Developed/developable land
Primarily Baltimore and Landover, MD


Owings Mills Expansion               --          4,665             --              1,890         --              4,665
Expansion of retail center
Baltimore County, MD


Plymouth Meeting Expansion           --             --             --              6,225         --                 --
Expansion of retail center
Montgomery County, PA


                                     Gross amount at which carried
                                           at close of period
                                     ----------------------------
                                                                                                                      Life on
                                   Buildings                    Accumulated       Date of                           which depre-
                                      and                       depreciation     completion                       ciation in late
                                   Improve                           and              of             Date          income state-
          Description               ments          Total       amortization      construction       acquired    ment is computed
          -----------               -----          -----       ------------     ------------        --------    ----------------
Properties in Development:



Exton Square Expansion          $   42, 643        $   45,983  $      --         N/A                N/A            N/A
Expansion of retail center
Exton, PAN


The Fashion Show Expansion               --            24,796            --      N/A                N/A            N/A
Expansion of retail center
Las Vegas, NV


Pioneer Place Expansion              15,971            18,784            --      N/A                N/A            N/A
Expansion of mixed-use project
Portland, OR


Arizona Center                       12,992            12,992            --      N/A                N/A            N/A
Developed/developable land
under master lease
Phoenix, AZ


Rouse Commercial Properties,             --             6,955            --      N/A                N/A            N/A
 Inc
Developed/developable land
Primarily Baltimore and Landover, MD


Owings Mills Expansion                1,890             6,555            --      N/A                N/A            N/A
Expansion of retail center
Baltimore County, MD


Plymouth Meeting Expansion            6,225             6,225            --      N/A                N/A            N/A
Expansion of retail center
Montgomery County, PA

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                              Costs capitalized        Gross amount
                                           Initial cost           subsequent          at which carried
                                            to Company          to acquisition       at close of period
                                     -----------------------  --------------------  ------------------------
                                                   Buildings                              Buildings           Accumulated
                                                      and                                    and              Depreciation
                                 Encum-             Improve   Improve    Carrying          Improve                and
        Description              brances   Land      ments     ments      costs      Land   ments     Total   amortization
        -----------              -------   ------   ---------  ------   ----------  ------ --------- -------  ------------
Moorestown Mall Expansion        $   --    $  --   $     --  $  4,861    $      --  $   --  $  4,861 $ 4,861  $         --
Expansion of retail center
Morrestown, NJ

Perimeter Mall Expansion             --       --         --     4,857           --      --     4,857   4,857            --
Expansion of retail center
Atlanta, GA

Oviedo Marketplace Expansion         --       --         --     3,974           --      --     3,974   3,974            --
Expansion of retail center
Orlando, FL

Oakwood Center Expansion             --    1,188         --     2,620           --   1,188     2,620   3,808            --
Expansion of retail center
Gretna, LA


Mall St. Matthews Expansion          --       --         --     2,969           --      --     2,969   2,969            --
Expansion of retail center
Louisville, KY


Airport Center Bldgs 40 & 51         --       --         --       816           --      --       816     816            --
Office Building in development
Las Vegas, NV


Airport Center Bldg 50               --       --         --       480           --      --       480     480            --
Office Building in development
Las Vegas, NV


3993 Howard Hughes Parkway           --       --         --       776           --      --       776     776            --
Office Building in development
Las Vegas, NV

                                                               Life on
                                  Date of                 which depreciation
                                completion                    in latest
                                   of            Date       income state-
        Description            construction    acquired    ment is computed
        -----------            ------------    --------   ------------------
Moorestown Mall Expansion          N/A           N/A            N/A
Expansion of retail center
Morrestown, NJ

Perimeter Mall Expansion           N/A           N/A            N/A
Expansion of retail center
Atlanta, GA

Oviedo Marketplace Expansion       N/A           N/A            N/A
Expansion of retail center
Orlando, FL

Oakwood Center Expansion           N/A           N/A            N/A
Expansion of retail center
Gretna, LA

Mall St. Matthews Expansion        N/A           N/A            N/A
Expansion of retail center
Louisville, KY

Airport Center Bldgs 40 & 51       N/A          06/96            N/A
Office Building in development
Las Vegas, NV

Airport Center Bldg 50             N/A          06/96            N/A
Office Building in development
Las Vegas, NV

3993 Howard Hughes Parkway         N/A          06/96            N/A
Office Building in development
Las Vegas, NV

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)


                               December 31, 1998

                                (in thousands)

                                                                   Costs capitalized
                                                                       subsequent           Gross amount at which carried
                                      Initial cost to Company        to acquisition              at close of period
                                      --------------------------  -----------------------   -----------------------------
                                                        Buildings                                      Buildings
                                                          and                                             and
                                    Encum-              Improve      Improve    Carrying                Improve
        Description                 brances    Land      ments        ments      costs        Land       ments        Total
        -----------                --------  --------  ----------  ----------- ----------   --------- ----------  -----------
Pre-construction costs -            $    -- $      -- $       --   $    30,098 $       --    $     -- $   30,098  $   30,098
various projects


Pre-construction reserve                 --        --         --       (15,908)        --          --    (15,908)    (15,908)


Other projects less than 5%              --     6,987         --         1,352         --       6,987      1,352       8,339
 of total
                                   ------------------------------  ----------------------   ---------------------------------

Total Properties
in Development                           --    50,744         --       116,616         --      50,744    116,616     167,360
                                   ------------------------------  ----------------------   ---------------------------------

Properties held for sale :

Valley Fair Mall                     40,000    39,504    109,888           (55)        --      39,504    109,833     149,337
Retail Center
San Jose, CA

Westdale Mall                            --        --     13,664           306         --          --     13,970      13,970
Investment in unconsolidated real
 estate venture
Cedar Rapids, IO

Other properties held for
 sale,
less than 5% of total                 2,984     1,003      1,608         (24)          --       1,003      1,584       2,587
                            -------------------------------------  ----------------------   ---------------------------------

                                     42,984    40,507    125,160         227           --      40,507    125,387     165,894
                            -------------------------------------  ----------------------   ---------------------------------

Total Property                   $2,948,324  $579,365 $1,513,535  $2,959,081   $       --  $  579,365 $4,472,616  $5,051,981
                            =====================================  ======================   =================================

                                                                                                           Life on
                                                      Accumulated                                     which depreciation
                                                     depreciation        Date of                          in latest
                                                         and          completion of         Date       income statement
      Description                                    amortization     construction        acquired       is computed
      -----------                                  ---------------   --------------    -------------  -------------------
Pre-construction costs -                                 N/A              N/A              N/A               N/A
various projects


Pre-construction reserve                                 N/A              N/A              N/A               N/A


Other projects less than 5%                              N/A              N/A              N/A               N/A
 of total


Total Properties
in Development


Properties held for sale :


Valley Fair Mall                                          --             06/86            07/98              N/A
Retail Center
San Jose, CA

Westdale Mall                                             --             07/79            10/98              N/A
Investment in unconsolidated real estate
 venture
Cedar Rapids, IO

Other properties held for
 sale,
less than 5% of total                                     --
                                                   ---------------
                                                          --
                                                   ===============
Total Property                                      $578,311
                                                   ===============

                                                          Schedule III continued
                                                          ----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1998

Notes:

   (1) Reference is made to notes 1, 4 and 7 to the consolidated financial statements.

   (2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

   (3) Buildings and improvements include deferred costs of $106,388,000 at December 31, 1998.

   (4) The changes in total cost of properties for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                                   1998          1997          1996
                                                             ----------    ----------    ----------
         Balance at beginning of year                        $3,332,363    $3,691,600    $3,052,873
         Additions, at cost                                     336,002       317,705       158,205
         Cost of properties acquired                          1,593,062        84,743       602,944
         Additions to land held for
           development and sale                                     ---       134,447        48,474
         Cost of land sales                                     (21,885)     (131,310)      (57,204)
         Retirements, sales and other
           dispositions                                        (185,861)     (114,435)      (85,167)
         Property of subsidiaries in which a
           majority voting interest was sold
            to an affiliate                                         ---      (621,338)          ---
            Additions to preconstruction reserve                 (1,700)       (2,800)       (2,700)
            Provision for loss on operating properties              ---       (26,249)      (25,825)
                                                             ----------    ----------    ----------
         Balance at end of year                              $5,051,981    $3,332,363    $3,691,600
                                                             ==========    ==========    ==========

    (5) Reference is made to the consolidated statements of cash flows for explanation of noncash consideration included in property additions.

    (6) Reference is made to note 3 to the consolidated financial statements for explanation of transactions with affiliates.

                                                          Schedule III continued
                                                          ----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1998


Notes:

    (7) The changes in accumulated depreciation and amortization for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                            1998        1997        1996
                                                         ----------  ----------  ----------
         Balance at beginning of year                    $ 515,229   $ 552,201   $ 519,319
           Depreciation and amortization
         charged to operations                              84,068      86,009      79,990
           Retirements, sales and other, net               (20,986)    (50,814)    (47,108)
           Accumulated depreciation on properties
              of subsidiaries in which a majority
              voting interest was sold to an
              affiliate                                        ---     (72,167)        ---
                                                         ---------   ---------   ---------
         Balance at end of year                          $ 578,311   $ 515,229   $ 552,201
                                                         =========   =========   =========

    (8) The aggregate cost of properties for Federal income tax purposes is approximately $4,579,728,000 at December 31, 1998.

    (9) Reference is made to note 1(c) to the consolidated financial statements for information related to depreciation.

    (10) Reference is made to note 11 to the consolidated financial statements for information related to provisions for losses on real estate assets.

    (11) Certain amounts for prior years have been reclassified to conform to the presentation for 1998.

                                                                     Schedule IV

                       THE ROUSE COMPANY AND SUBSIDIARIES

                         Mortgage Loans On Real Estate

                               December 31, 1998

                                 (in thousands)


                                                                                                                    Principal amount
                                                                                                                        of loans
                                                                                                                       subject to
                                              Final                                                    Carrying        delinquent
                                          maturity date     Periodic                  Face amount     amount of       principal or
   Description (Note 1)    Interest rate     (Note 1)     payment terms  Prior leins  of mortgages    mortgages         interest
-------------------------  -------------  --------------  -------------  -----------  ------------  --------------  ---------------
Howard Research
   And Development
   Corporation and
   Subsidiaries               Note 2      Dec. 31, 2012      Note 1          N/A      $ 179,422     $ 179,422          None

Howard Hughes
   Properties, Inc.           Note 2      Dec. 31, 2012      Note 1          N/A        168,690       168,690          None

HRD Properties, Inc.
   and Subsidiaries           Note 3      Dec. 31, 2012      Note 1          N/A         14,055        14,055          None
                                                                                       --------      --------

                                                                                      $ 362,167     $ 362,167
                                                                                       ========      ========

                                                           Schedule IV continued


                       THE ROUSE COMPANY AND SUBSIDIARIES

                         MORTGAGE LOANS ON REAL ESTATE

                               December 31, 1998


Notes:

   (1) The deed of trust notes receivable of the Company are secured by certain land and operating properties and general assignments of rents of the Real Estate Ventures owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company. These notes are due December 31, 2012 and minimum principal payments, based on a thirty-year amortization schedule, are due quarterly. Specified principal payments are also required when land is released from the deed of trust; however, payments made due to partial releases reduce or offset the required quarterly payments.

   (2) The notes bear interest at 12.25% through December 2000, and at the greater of the prime rate plus 3.75% or 10% thereafter to maturity or repayment.

   (3)  The note bears interest at 12.25% throughout the term.

   (4)  Balance at beginning of year                 $ 380,232,000
        Collections of principal                       (18,065,000)
                                                     -------------
        Balance at end of year                       $ 362,167,000
                                                     =============

   (5) The deed of trust notes are carried in investments in and advances to unconsolidated real estate ventures on the Company's balance sheets at December 31, 1998 and 1997. See note 3 to the consolidated financial statements regarding the transactions that gave rise to the deed of trust notes.

                                                                     Schedule II
                                                                     -----------

                         REAL ESTATE VENTURES OWNED BY

 THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST AND THE ROUSE COMPANY

                       Valuation and Qualifying Accounts

                          Year ended December 31, 1998

                                 (in thousands)


                                                                           Additions
                                                                    ----------------------
                                                        Balance at  Charged to  Charged to                Balance at
                                                        beginning   Costs and     other                     end of
               Descriptions                              of year     expenses    accounts   Deductions       year
               ------------                             ----------  ----------  ----------  ----------   ------------
Year ended December 31, 1998:
   Allowance for doubtful receivables                   $      830  $      359  $      ---  $      355(1) $      834
                                                        ==========  ==========  ==========  ==========    ==========

Note:

 (1)  Balances written off as uncollectible.

                                                                    Schedule III
                                                                    ------------

                         REAL ESTATE VENTURES OWNED BY
            THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1998

                                 (in thousands)

                                                                       Costs capitalized subsequent     Gross amount at which
                                           Initial cost to Company           to acquisition           carried at close of period
                                         ----------------------------  ----------------------------  ---------------------------
                                                                                                            Buildings
                                                           Buildings                                           and
                                                             and                    Carrying                 Improve
                               Emcum-                      Improve      Improve       costs                   ments
Description                    brances        Land          ments        ments      (notes 2)        Land    (note 3)      Total
-------------------------      -------        ----          -----      --------     ---------        ----    --------      -----
Operating Properties:

The Mall in Columbia           $204,185       $4,788        $ -        $ 69,946     $    -         $ 4,788    $ 69,946     $74,734
Retail center
Columbia, MD

White Marsh                      41,147        6,392          -          43,020          -           6,392      43,020      49,412
Retail center
Baltimore, MD

Seventy Columbia Corp Ctr        28,677          856          -          24,246          -             856      24,246      25,102
Office building
Columbia, MD

Forty Columbia Corp Ctr           3,919          636          -          15,606          -             636      15,606      16,242
Office building
Columbia, MD

Fifty Columbia Corp Ctr           3,522          463          -          15,280          -             463      15,280      15,743
Office building
Columbia, MD

Thirty Columbia Corp Ctr          3,421        1,160          -          10,988          -           1,160      10,988      12,148
Office building
Columbia, MD

Hickory Ridge Village Ctr        13,754          907          -          10,186          -             907      10,186      11,093
Community retail center
Columbia, MD

Dorsey Search Village Ctr        14,881          911          -           9,752          -             911       9,752      10,663
Community retail center
Columbia, MD

                                    Accumulated                                            Life on
                                    depreciation           Date of                       which depreciation
                                         and            completion of         Date        in latest income
Description                         amortization         construction       acquired     statement is computed
-------------------------           ------------         ------------       --------     ---------------------
Operating Properties:

The Mall in Columbia                $ 13,026                 8/71           12/97               Note 7
Retail center
Columbia, MD

White Marsh                            5,208                 8/81           12/97               Note 7
Retail center
Baltimore, MD

Seventy Columbia Corp Ctr              5,244                 6/92           12/97               Note 7
Office building
Columbia, MD

Forty Columbia Corp Ctr                5,274                 6/87           12/97               Note 7
Office building
Columbia, MD

Fifty Columbia Corp Ctr                4,185                11/89           12/97               Note 7
Office building
Columbia, MD

Thirty Columbia Corp Ctr               4,438                 4/86           12/97               Note 7
Office building
Columbia, MD

Hickory Ridge Village Ctr              1,817                 6/92           12/97               Note 7
Community retail center
Columbia, MD

Dorsey Search Village Ctr              2,264                 9/89           12/97               Note 7
Community retail center
Columbia, MD

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1998

                                (in thousands)

                                                                      Costs capitalized
                                                                         subsequent                    Gross amount at which
                                      Initial cost to Company           to acquisition               carried at close of period
                                      ------------------------     ------------------------     ----------------------------------
                                                                                                           Buildings
                                                       Builidngs                                             and
                                                         and                      Carrying                  Improve
                                Encum-                 Improve       Improve        costs                    ments
   Description                  brances       Land      ments         ments        (note 2)       Land      (note 3)       Total
   -----------                  -------       ----     --------      -------      ---------       ----     ---------       -----
Twenty Columbia Corp Ctr      $   2,405     $   927    $      --     $ 9,619      $     --      $  927     $  9,619     $ 10,546
Office building
Columbia, MD

Harper's Choice                   9,233         546           --       9,323            --         546        9,323        9,869
Community retail center
Columbia, MD

American City Building            2,812          --           --       9,346            --          --        9,346        9,346
Office building
Columbia, MD

Kings Contrivance                22,724       1,072           --       7,187            --       1,072        7,187        8,259
Community retail center
Columbia, MD

Ten Columbia Corp Ctr             2,732         733           --       7,440            --         733        7,440        8,173
Office building
Columbia, MD

Wilde Lake                       20,252       1,486           --       6,525            --       1,486        6,525        8,011
Community retail center
Columbia, MD

Oakland Mills                     1,141         447           --       5,842            --         447        5,842        6,289
Community retail center
Columbia, MD

Long Reach Village Ctr            4,693       1,009           --       5,167            --       1,009        5,167        6,176
Community retail center
Columbia, MD

                              Accumulated                                                          Life on
                              depreciation              Date of                               which depreciation
                                  and                completion of            Date              in latest income
   Description                amoritization          construction           required          statement is computed
   -----------                -------------          -------------          --------          ---------------------
Twenty Columbia Corp Ctr      $       3,912              6/81                12/97                   Note 7
Office building
Columbia, MD

Harper's Choice                      2,512               6/71                12/97                   Note 7
Community retail center
Columbia, MD

American City Building               7,802               6/69                12/97                   Note 7
Office building
Columbia, MD

Kings Contrivance                    2,435               6/86                12/97                   Note 7
Community retail center
Columbia, MD

Ten Columbia Corp Ctr               2,797                9/81                12/97                   Note 7
Office building
Columbia, MD

Wilde Lake                          3,294                7/67                12/97                   Note 7
Community retail center
Columbia, MD

Oakland Mills                       1,510                6/69                12/97                   Note 7
Community retail center
Columbia, MD

Long Reach Village Ctr              1,090                6/74                12/97                   Note 7
Community retail center
Columbia, MD

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1998

                                (in thousands)

                                                                      Costs capitalized
                                                                         subsequent                    Gross amount at which
                                      Initial cost to Company           to acquisition               carried at close of period
                                      ------------------------     ------------------------     ----------------------------------
                                                                                                           Buildings
                                                       Builidngs                                             and
                                                         and                      Carrying                  Improve
                                Encum-                 Improve       Improve        costs                    ments
   Description                  brances       Land      ments         ments        (note 2)       Land      (note 3)       Total
   -----------                  -------       ----     --------      -------      ---------       ----     ---------       -----
Dobbin Road                   $   3,724     $   426    $      --    $  4,848      $     --     $   426     $  4,848     $  5,274
Community retail center
Columbia, MD

Columbia Crossing                 5,973         945           --       3,794            --         945        3,794        4,739
Community retail center
Columbia, MD

Ridgley Building                 11,334         670           --       3,881            --         670        3,881        4,551
Office building
Columbia, MD

Oakland Building                    695          --           --       4,150            --          --        4,150        4,150
Office building
Columbia, MD

Sterrett Building                 1,212         308           --       3,689            --         308        3,689        3,997
Office building
Columbia, MD

Teachers Building                 8,679          --           --       3,100            --          --        3,100        3,100
Office building
Columbia, MD

Lynx Lane                         8,123         150           --       2,827            --         150        2,827        2,977
Community retail center
Columbia, MD

Other properties and related
investments less than
5% of total                       2,582       1,191           --      15,075            --       1,191       15,075       16,266
                              ----------------------------------    ----------------------     ----------------------------------

Total Operating Properties      421,820      26,023           --     300,837            --      26,023      300,837      326,860
                              ----------------------------------    ----------------------     ----------------------------------

                              Accumulated                                                           Life on
                              depreciation              Date of                                which depreciation
                                  and                completion of            Date              in latest income
   Description                amoritization          construction           required          statement is computed
   -----------                -------------          -------------          --------          ---------------------
Dobbin Road                   $       1,545              6/83                12/97                   Note 7
Community retail center
Columbia, MD

Columbia Crossing                       235             11/98                12/97                   Note 7
Community retail center
Columbia, MD

Ridgley Building                      2,296              6/72                12/97                   Note 7
Office building
Columbia, MD

Oakland Building                      2,359              6/71                12/97                   Note 7
Office building
Columbia, MD

Sterrett Building                     2,172              6/72                12/97                   Note 7
Office building
Columbia, MD

Teachers Building                     1,021              6/69                12/97                   Note 7
Office building
Columbia, MD

Lynx Lane                             1,199              6/73                12/97                   Note 7
Community retail center
Columbia, MD

Other properties and related
investments less than
5% of total                           4,755
                              --------------

Total Operating Properties           82,390
                              --------------

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1998

                                (in thousands)

                                                                Costs capitalized subsequent       Gross amount at which
                                   Initial cost to Company             to acquisition            carried at close of period
                                   -----------------------      -----------------------------    --------------------------
                                                                                                           Buildings
                                                 Buildings                                                    and
                                                    and                         Carrying                    Improve
                            Encum-                Improve        Improve         costs                       ments
    Description             brances      Land      ments          ments         (note 2)       Land         (note 3)    Total
    -----------             -------      ----      -----         -------        --------       ----         --------    -----
Properties in Development:


Columbia Mall                 $      --  $ 2,000     $ --        $ 38,352      $   --          $  2,000      $ 38,352  $ 40,352
Expansion of retail center
Columbia, MD

60 Columbia Corporate Center      4,641    1,050       --           8,356          --             1,050         8,356     9,406

New Office Building
Columbia, MD

3993 Howard Hughes Parkway           --      332       --           4,862          --               332         4,862     5,194
New Office Building
Las Vegas, NV

Village 12 Arbors East           1 ,451      535       --           4,068          --               535         4,068     4,603
New Office Building
Las Vegas, NV

Airport Center 40/51                 --      547       --           1,944          --               547         1,944     2,491
New Office Building
Las Vegas, NV

Airport Center 50                    --      754       --           1,504          --               754         1,504     2,258
New Office Building
Las Vegas, NV

Other properties less than 5%
 of total                            --                --           2,138          --                --         2,138     2,138
                               --------------------------        --------------------          ---------------------------------

Total Properties
in Development                    6,092    5,218       --          61,224          --             5,218        61,224    66,442
                               --------------------------        --------------------          ---------------------------------
                                      Accumulated                                           Life on
                                      depreciation         Date of                     which depreciation
                                          and            completion of       Date       in latest income
    Description                       amortization       construction      acquired    statement is computed
    -----------                      --------------      ------------     ---------   ----------------------
Properties in Development:            $        --              N/A           12/97             N/A

Columbia Mall                                  --              N/A           12/97             N/A
Expansion of retail center
Columbia, MD

60 Columbia Corporate Center                   --              N/A           12/97             N/A
New Office Building
Columbia, MD

3993 Howard Hughes Parkway                     --              N/A           12/97             N/A
New Office Building
Las Vegas, NV

Village 12 Arbors East                         --              N/A           12/97             N/A
New Office Building
Las Vegas, NV

Airport Center 40/51                           --              N/A           12/97             N/A
New Office Building
Las Vegas, NV

Airport Center 50                              --              N/A           12/97             N/A
New Office Building
Las Vegas, NV

Other projects less than 5%
 of total                                      --              N/A           12/97             N/A

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1998

                                (in thousands)



                                                                Costs capitalized subsequent         Gross amount at which
                                  Initial cost to Company              to acquisition              carried at close of period
                                  -----------------------       -----------------------------      --------------------------
                                                                                                             Buildings
                                                 Buildings                                                     and
                                                    and                     Carrying                         Improve
                            Encum-                Improve       Improve       costs                           ments
    Description             brances     Land       ments         ments      (note 2)            Land         (note 3)      Total
    -----------            ---------    ----       -----         -----      --------            ----         --------      -----
Investment land and land
held for development
and sale:

Columbia                    $ 33,369     $ 53,000   $  --          $ 53,564    $     --          $106,564    $     --      $106,564
Land in various stages of
development
Columbia, MD

Summerlin                    174,422       89,076      --             6,421          --            95,497          --        95,497
Land in various stages of
development
Las Vegas, NV

Nevada Investment Land        38,149       20,631      --            20,525          --            41,156          --        41,156



Canyon Springs                14,959       12,872      --            11,898          --            24,770          --        24,770
Land held for development
Riverside County, CA

Bridgewater Commons               --       10,054      --                59          --            10,113          --        10,113
Land held for sale
Bridgewater, NJ

Other less than 5% of total       --           55                        --          --                55          --            55

                             ----------------------------------    ---------------------------  ------------------------------------
Total investment land and
land held for development
and sale                     260,899      185,688      --             92,467         --           278,155          --       278,155
                            -----------------------------------    ---------------------------  ------------------------------------


Total Property              $688,811     $216,929   $  --          $ 454,528      $    --        $309,396    $362,061      $671,457
                            ===================================    ===========================  ====================================



                                      Accumulated                                           Life on
                                      depreciation         Date of                     which depreciation
                                         and            completion of      Date         in latest income
   Description                        amortization      construction     acquired    statement is computed
   -----------                        ------------      ------------     ---------   ----------------------
Land held for development
and sale:


Columbia                                     N/A               N/A           12/97             N/A
Land in various stages of
development
Columbia, MD

Summerlin                                    N/A               N/A           12/97             N/A
Land in various stages of
development
Las Vegas, NV

Nevada Investment Land                       N/A               N/A           12/97             N/A


Canyon Springs                               N/A               N/A           12/97             N/A
Land held for development
Riverside County, CA

Bridgewater Commons                          N/A               N/A           12/97             N/A
Land held for sale
Bridgewater, NJ

Other properties held for
sale, less than 5% of total                   --
                                       ----------

                                              --
                                       ----------

Total Property                         $  82,390
                                       ==========

                                                          Schedule III continued

                         REAL ESTATE VENTURES OWNED BY

           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST

                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1998

Notes:

   (1) Reference is made to notes 1, 2 and 5 to the combined consolidated financial statements. As indicated in note 1, the Ventures retained The Rouse Company's historical cost basis in the assets acquired and liabilities assumed on December 31, 1997. Accordingly, historical data have been presented with respect to the allocation of the gross historical cost of properties at December 31, 1998 between initial cost and costs capitalized subsequent to acquisition.

   (2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

   (3) Buildings and improvements include deferred costs of $10,472,000 at December 31, 1998.

   (4) The changes in total cost of properties for the years ended December 31, 1998 is as follows (in thousands):

       Balance at beginning of year                             $  619,295
       Additions, at cost                                           82,289
       Cost of properties acquired                                  10,054
       Additions to land held for
         development and sale                                       82,656
       Cost of land sales                                          (77,771)
       Retirements, sales and other
       dispositions                                                (45,066)
                                                                ----------
       Balance at end of year                                   $  671,457
                                                                ==========

                                                          Schedule III continued
                                                          ----------------------

                         REAL ESTATE VENTURES OWNED BY

           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST

                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1998

Notes:

     (5) The changes in accumulated depreciation and amortization for the year ended December 31, 1998 is as follows (in thousands):

         Balance at beginning of year                                                  $   72,000
         Depreciation and amortization
            charged to operations                                                          10,585
         Retirements, sales and other, net                                                   (195)
                                                                                       ----------
         Balance at end of year                                                        $   82,390
                                                                                       ==========

     (6) The aggregate cost of properties for Federal income tax purposes is approximately $1,071,814,000 at December 31, 1998.

     (7) Reference is made to note 1(c) to the combined consolidated financial statements for information related to depreciation.

                                  SIGNATURES
                                  ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


The Rouse Company



By: /s/Anthony W. Deering
   ---------------------------------------
   Anthony W. Deering                                            March 30, 1999
   Chairman of the Board, President
     and Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Principal Executive Officer:



    /s/Anthony W. Deering
   ---------------------------------------
  Anthony W. Deering                                             March 30, 1999
  Chairman of the Board, President
     and Chief Executive Officer



Principal Financial Officer:



    /s/Jeffrey H. Donahue
   ---------------------------------------
  Jeffrey H. Donahue                                             March 30, 1999
  Executive Vice President and
     Chief Financial Officer



Principal Accounting Officer:



    /s/George L. Yungmann
   ---------------------------------------
  George L. Yungmann                                             March 30, 1999
  Senior Vice President and Controller

  Board of Directors:


   David H. Benson, Jeremiah E. Casey, Anthony W. Deering, Rohit M. Desai, Mathias J. DeVito, Juanita T. James, William R. Lummis, Thomas J. McHugh, Hanne
M. Merriman, Roger W. Schipke, Alexander B. Trowbridge and Gerard J. M. Vlak.



By: /s/Anthony W. Deering
   ---------------------------------------
   Anthony W. Deering                                            March 30, 1999
   For himself and as
   Attorney-in-fact for
   the above-named persons