Form 10-Q
period 1999-03-31
ROUSE COMPANY
filed 1999-05-13
CIK 85388

                                   FORM 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1999
                                    ---------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

Commission File Number   0-1743
                         ------

                               The Rouse Company
                               -----------------
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

               Yes   X            No _____
                   -----

Indicate the number of shares outstanding of the issuer's common stock as of May 5, 1999:

Common Stock, $0.01 par value                       72,268,031
-----------------------------                     --------------
        Title of Class                            Number of Shares

Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

        Consolidated Statements of Operations and Comprehensive Income
                  Three Months Ended March 31, 1999 and 1998
          (Unaudited, in thousands, except per share amounts, note 1)

                                                     Three months
                                                   ended March 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------

Revenues:
 Retail centers                                 $126,769   $108,515
 Office, mixed-use and other                      52,123     39,475
 Land sales operations                             1,054     22,612
 Corporate interest income                            96        970
                                                --------   --------
    Total revenues                               180,042    171,572
                                                --------   --------

Operating expenses, exclusive of
 provision for bad debts,
 depreciation and amortization:
   Retail centers                                 58,202     54,609
   Office, mixed-use and other                    20,058     16,936
   Land sales operations                             656     19,772
   Development                                     1,466      3,566
   Corporate                                       3,490      4,098
                                                --------   --------
                                                  83,872     98,981
                                                --------   --------

Interest expense:
 Retail centers                                   39,375     29,974
 Office, mixed-use and other                      21,878     17,555
 Land sales operations                               208        267
 Corporate                                         2,163      2,358
                                                --------   --------
                                                  63,624     50,154
                                                --------   --------


Provision for bad debts                            1,312        854

Depreciation and amortization                     27,673     18,790
                                                --------   --------
    Total expenses                               176,481    168,779
                                                --------   --------
Earnings before equity in earnings of
  unconsolidated real estate ventures
  and income taxes                                 3,561      2,793

       The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

   Consolidated Statements of Operations and Comprehensive Income, continued
                  Three Months Ended March 31, 1999 and 1998
          (Unaudited, in thousands, except per share amounts, note 1)



                                            Three months
                                           ended March 31,
                                         ------------------
                                           1999      1998
                                         --------  --------
Equity in earnings of
 unconsolidated real estate
 ventures (note 3)                       $23,333   $29,910
Current income taxes (note 2)                (74)     (106)
                                         -------   -------
Earnings before gain on
 dispositions of assets and other
 provisions, net, extraordinary
 items and cumulative effect of
 change in accounting principle           26,820    32,597
Gain on dispositions of assets and
 other provisions, net (note 6)            1,106     1,935
                                         -------   -------

Earnings before extraordinary
 items and cumulative effect
 of change in accounting
 principle                                27,926    34,532
Extraordinary loss, net (note 7)             ---      (916)
Cumulative effect at
 January 1, 1998 of change
 in accounting for participating
 mortgages                                   ---    (4,629)
                                         -------   -------

   Net earnings                           27,926    28,987

Other items of comprehensive income -
 minimum pension liability adjustment       (334)      ---
                                         -------   -------
   Comprehensive income                  $27,592   $28,987
                                         =======   =======

   Net earnings applicable
      to common shareholders             $24,888   $25,949
                                         =======   =======

                      THE ROUSE COMPANY AND SUBSIDIARIES

   Consolidated Statements of Operations and Comprehensive Income, continued
                  Three Months Ended March 31, 1999 and 1998
          (Unaudited, in thousands, except per share amounts, note 1)

                                                  Three months
                                                 ended March 31,
                                                -----------------
                                                  1999     1998
                                                -------  --------

EARNINGS PER SHARE OF
  COMMON STOCK (Note 8):

Basic:
  Earnings before extraordinary items and
   cumulative effect of change in
   accounting principle                          $ .34     $ .47
  Extraordinary loss                               ---      (.01)
  Cumulative effect of change in accounting
    principle                                      ---      (.07)
                                                 -----     -----
           Total                                 $ .34     $ .39
                                                 =====     =====
Diluted:
  Earnings before extraordinary items and
   cumulative effect of change in
   accounting principle                          $ .34     $ .46
  Extraordinary loss                               ---      (.01)
  Cumulative effect of change in accounting
    principle                                      ---      (.06)
                                                 -----     -----
           Total                                 $ .34     $ .39
                                                 =====     =====
DIVIDENDS PER SHARE:
  Common stock                                   $ .30     $ .28
                                                 =====     =====
  Preferred stock                                $ .75     $ .75
                                                 =====     =====

                      THE ROUSE COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     March 31, 1999 and December 31, 1998
                   (in thousands, except share data, note 1)


                                                  March 31,   December 31,
                                                    1999         1998
                                                 (Unaudited)
                                                 -----------  ------------
Assets:
 Property:
   Operating properties:
    Property and deferred costs
     of projects                                  $3,873,646    $4,718,727
    Less accumulated depreciation
     and amortization                                540,345       578,311
                                                  ----------    ----------
                                                   3,333,301     4,140,416
   Properties in development                         173,840       167,360
   Properties held for sale (note 10)                169,266       165,894
                                                  ----------    ----------

    Total property                                 3,676,407     4,473,670

 Investments in and advances to unconsolidated
  real estate ventures (note 3)                      473,574       322,066

 Prepaid expenses, receivables under finance
  leases and other assets                            247,970       241,040

 Accounts and notes receivable                        91,566        75,917

 Investments in marketable securities                  4,076         4,256

 Cash and cash equivalents                            29,470        37,694
                                                  ----------    ----------

    Total                                         $4,523,063    $5,154,643
                                                  ==========    ==========

       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued
                     March 31, 1999 and December 31, 1998
                   (in thousands, except share data, note 1)


                                                  March 31,   December 31,
                                                    1999          1998
                                                 (Unaudited)
                                                 -----------  ------------
Liabilities:
  Debt (notes 4 and 11):
    Property debt not carrying a Parent
      Company guarantee of repayment             $2,458,334     $2,865,119
    Parent Company debt and debt carrying a
      Parent Company guarantee of repayment:
        Property debt                               161,983        161,986
        Convertible subordinated debentures         128,515        128,515
        Other debt                                  691,315        903,200
                                                 ----------     ----------
                                                    981,813      1,193,701
                                                 ----------     ----------

    Total debt                                    3,440,147      4,058,820
                                                 ----------     ----------

Accounts payable, accrued expenses
    and other liabilities                           308,294        329,932

Company-obligated mandatorily redeemable
    preferred securities of a trust holding
    solely Parent Company subordinated debt
    securities                                      136,965        136,965

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500                                             41             41

  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 72,268,031
    shares issued in 1999 and 72,225,223
    shares issued in 1998                               723            723
  Additional paid-in capital                        842,325        836,508
  Accumulated deficit                              (203,272)      (206,520)
  Accumulated other comprehensive income             (2,160)        (1,826)
                                                 ----------     ----------

    Net shareholders' equity                        637,657        628,926
                                                 ----------     ----------

   Total                                         $4,523,063     $5,154,643
                                                 ==========     ==========

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998
                       (Unaudited, in thousands, note 1)

                                                                                 1999        1998
                                                                               ---------   --------
Cash flows from operating activities:
  Rents and other revenues received                                             $163,737   $147,821
  Proceeds from land sales and on notes
   receivable from land sales                                                      5,731     33,344
  Interest received                                                                2,186      3,752
  Operating expenditures                                                         (90,813)   (85,172)
  Interest paid                                                                  (59,957)   (47,927)
  Dividends, interest and other operating
   distributions received from unconsolidated
   majority financial interest ventures                                               --     27,024
                                                                                --------   --------
    Net cash provided by operating activities                                     20,884     78,842
                                                                                --------   --------
Cash flows from investing activities:
  Expenditures for properties in development
   and improvements to existing properties
   funded by debt                                                                (61,290)   (71,382)
  Expenditures for improvements to existing
   properties funded by cash provided by
   operating activities:
      Tenant leasing and remerchandising                                          (1,870)    (1,501)
      Building and equipment                                                      (4,693)    (3,641)
  Payments received on loans and advances to
   unconsolidated majority financial interest
   ventures                                                                        9,820      5,484
  Proceeds from sales of operating properties                                        361     15,452
  Other                                                                           (3,313)    (1,724)
                                                                                --------   --------
    Net cash used in investing activities                                        (60,985)   (57,312)
                                                                                --------   --------
Cash flows from financing activities:
  Proceeds from issuance of property debt                                         28,938     21,858
  Repayments of property debt:
   Scheduled principal payments                                                  (11,659)   (10,739)
   Other payments                                                                    ---     (1,499)
  Proceeds from issuance of other debt                                            59,237     22,000
  Repayments of other debt                                                          (440)   (10,135)
  Purchases of common stock                                                      (13,152)   (16,258)
  Proceeds from exercise of stock options                                             32        121
  Dividends paid                                                                 (24,683)   (21,798)
  Other                                                                           (6,396)       ---
                                                                                --------   --------
    Net cash provided (used) by financing activities                              31,877    (16,450)
                                                                                --------   --------
Net increase (decrease) in cash and cash equivalents                              (8,224)     5,080
Cash and cash equivalents at beginning of period                                  37,694     87,100
                                                                                --------   --------
Cash and cash equivalents at end of period                                      $ 29,470   $ 92,180
                                                                                ========   ========

The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, continued
                  Three Months Ended March 31, 1999 and 1998
                       (Unaudited, in thousands, note 1)

                                                       1999       1998
                                                     ---------  --------
Reconciliation of net earnings to net cash
  provided by operating activities:

Net earnings                                         $ 27,926   $28,987
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                      27,673    18,790
    Undistributed earnings of majority
      financial interest ventures                     (27,136)   (7,968)
    Gain on dispositions of assets and
      other provisions, net                            (1,106)   (1,935)
    Extraordinary loss, net                               ---       916
    Cumulative effect of change in accounting
      principle                                           ---     4,629
    Additions to preconstruction reserve                  600     2,000
    Participation expense pursuant to
      Contingent Stock Agreement                        6,660    27,794
    Provision for bad debts                             1,312       854
    Decrease (increase) in operating assets
      and liabilities, net                            (15,045)    4,775
                                                     --------   -------
Net cash provided by operating activities            $ 20,884   $78,842
                                                     ========   =======

Schedule of Noncash Investing and Financing
  Activities:
  Common stock issued pursuant to Contingent
    Stock Agreement                                  $ 16,207   $15,754
  Property and other assets contributed to an
    unconsolidated real estate venture                701,105       ---
  Mortgage debt, other debt and other liabilities
    related to property and other assets
    contributed to an unconsolidated real
    estate venture                                    432,525       ---
  Other debt repaid in the formation of an
    unconsolidated real estate venture                271,233       ---
  Capital lease obligations incurred                    1,278       ---
                                                     ========   =======

                      THE ROUSE COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)
                                March 31, 1999


(1) Principles of statement presentation
    ------------------------------------

    The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 1998 Annual Report to Shareholders.

    Certain amounts have been reclassified to conform to the current presentation.

(2) Tax status
    ----------

    The Company determined that it would elect to be taxed as a real estate investment trust (REIT) effective January 1, 1998 pursuant to the Internal Revenue Code, as amended. Management believes the Company met the qualifications for REIT status as of March 31, 1999, intends for it to continue to meet the qualifications in the future and accordingly, does not expect that the Company will be liable for significant income taxes at the Federal level or in most states in which it operates in 1999 and future years.

    In connection with its election to be taxed as a REIT, the Company will also elect to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $2,100,000,000 at January 1, 1998. At March 31, 1999, the regular tax net operating loss carryforward is sufficient to offset built-in gains on assets the Company has identified for disposition and no net deferred tax liability for built-in gains taxes has been recognized. It may however, be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3) Unconsolidated real estate ventures
    -----------------------------------

    Investments in and advances to unconsolidated real estate ventures at March 31, 1999 and December 31, 1998 are summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                            March 31,  December 31,
                                              1999         1998
                                            ---------  ------------
     Majority interest ventures              $294,469    $270,085
     Joint interest and control ventures        1,223       1,140
     Minority interest ventures               177,882      50,841
                                             --------    --------
                Total                        $473,574    $322,066
                                             ========    ========

    The equity in earnings of unconsolidated real estate ventures for the three months ended March 31, 1999 and 1998 is summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                         1999     1998
                                        -------  -------
          Majority interest ventures    $20,777  $27,511
          Minority interest ventures      2,556    2,399
                                        -------  -------
                Total                   $23,333  $29,910
                                        =======  =======

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

    The condensed, combined balance sheets of the ventures in which the Company holds majority financial interests at March 31, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                                   March 31,   December 31,
                                                      1999         1998
                                                   ----------  -------------
    Assets:
     Operating properties, net                     $ 257,513      $ 244,470
     Properties in development                        79,699         66,442
     Land held for development and sale              224,604        236,999
     Investment land                                  40,082         41,156
     Advances to the Company                         122,556        112,310
     Other                                           164,939        192,437
                                                   ---------      ---------
       Total                                       $ 889,393      $ 893,814
                                                   =========      =========

    Liabilities and shareholders' deficit:
     Loans and advances from the Company           $ 507,807      $ 488,363
     Mortgages payable and other long-term debt      341,947        332,945
     Other liabilities                                71,370        116,244
     Redeemable Series A Preferred stock              50,000         50,000
     Shareholders' deficit                           (81,731)       (93,738)
                                                   ---------      ---------
       Total                                       $ 889,393      $ 893,814
                                                   =========      =========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolcdated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

    The condensed combined statements of operations of the ventures in which the Company holds a majority financial interest for the three months ended March 31, 1999 and 1998 are summarized as follows (in thousands):

                                                   1999       1998
                                                 ---------  ---------
     Revenues, including interest on
       loans to the Company of
       $2,577 in 1999 and $3,610 in 1998         $ 88,025   $100,769
     Operating expenses                           (48,576)   (54,244)
     Interest expense, including interest
       on loans from the Company of
       $14,577 in 1999 and $16,213 in 1998        (17,366)   (18,666)
     Depreciation and amortization                 (2,896)    (2,525)
     Equity in earnings of unconsolidated
       real estate ventures                           186      1,281
     Gain on dispositions of assets, net              707      7,519
     Income taxes, including deferred tax
       provision of $6,372 in 1999 and
       $10,373 in 1998                             (8,073)   (10,418)
     Extraordinary loss, net                          ---       (925)
                                                 --------   --------

         Net earnings                            $ 12,007   $ 22,791
                                                 ========   ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

    The Company's share of the earnings before extraordinary items of the ventures at March 31, 1999 and 1998 is summarized as follows (in thousands):

                                                                                                                1999        1998
                                                                                                             -----------  ---------
  Share of net earnings based on
    ownership interest                                                                                       $   11,887   $ 22,563
  Share of extraordinary loss                                                                                       ---        916
  Participation by others in the Company's
    share of earnings                                                                                            (6,359)    (7,481)
  Interest on loans and advances, net                                                                            12,000     12,603
  Eliminations and other, net                                                                                     3,249     (1,090)
                                                                                                             ----------   --------

                                                                                                             $   20,777   $ 27,511
                                                                                                             ==========   ========

(4) Debt
    ----
    Debt at March 31, 1999 and December 31, 1998 is summarized as follows (in thousands):

                                                                                          March 31, 1999     December 31, 1998
                                                                                       --------------------  ---------------------
                                                                                                   Due in                 Due in
                                                                                         Total     one year    Total      one year
                                                                                       ----------  --------  --------    ---------
 Mortgages and bonds                                                                   $2,500,546  $177,245  $2,948,324   $159,171
 Convertible subordi-
   nated debentures                                                                       128,515       ---     128,515        ---
 Medium-term notes                                                                         97,500    11,000      97,500      6,000
 Credit line borrowings                                                                   390,000    32,000     602,000    304,000
 Other loans                                                                              323,586    27,152     282,481     27,294
                                                                                       ----------  --------  ----------   --------
   Total                                                                               $3,440,147  $247,397  $4,058,820   $496,465
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

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(5) Segment Information
    -------------------

    In 1998, the Company adopted Statement of Financial Accounting Standards No.
     131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" to identifying the reportable segments in place of the industry segment approach used previously.

    The Company has five reportable segments: retail centers, office, mixed-use and other properties, land sales operations, development and corporate. Segment operating results are measured and assessed based on a performance measure referred to as Funds from Operations (FFO). The National Association of Real Estate Investment Trusts defines FFO as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items and gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for minority interests and to record unconsolidated partnerships and joint ventures on the same basis. The Company also excludes deferred income taxes from its computation of FFO. The method used by the Company to compute FFO may differ from methods used by other REITs. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

   The accounting policies of the segments are the same as those of the Company, except that real estate ventures in which the Company holds substantially all (at least 98%) of the financial interest but does not own a majority voting interest are accounted for on a consolidated basis, rather than using the equity method, and the Company's share of FFO of unconsolidated real estate ventures in which it holds a minority interest is included in revenues.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment Information, continued
    ------------------------------

    Operating results for the segments are summarized as follows (in thousands):

                                           Office, Mixed-     Land
                                 Retail    Use and Other     Sales
                                 Centers     Properties    Operations  Development    Corporate     Total
                                ---------  --------------  ----------  -----------    ---------   ---------
Three months ended
March 31, 1999
--------------
  Revenues                       $146,018      $62,842        $60,581  $       ---     $    271    $269,712
  Operating expenses,
   exclusive of
   depreciation and
   amortization                    67,906       26,808         40,717        1,473        5,181     142,085
 Interest expense                  42,962       23,885            926          ---       (1,360)     66,413
                                 --------      -------        -------  -----------     --------    --------
     FFO                         $ 35,150      $12,149        $18,938  $    (1,473)    $ (3,550)   $ 61,214
                                 ========      =======        =======  ===========     ========    ========

Three months ended
March 31, 1998
--------------
  Revenues                       $124,668      $55,569        $90,564  $       ---     $  1,307    $272,108
  Operating expenses,
   exclusive of
   depreciation and
   amortization                    62,417       26,979         64,833        3,566        4,120     161,915
 Interest expense                  33,064       20,620          1,133          ---       (2,170)     52,647
                                 --------      -------        -------  -----------     --------    --------
     FFO                         $ 29,187      $ 7,970        $24,598  $    (3,566)    $   (643)   $ 57,546
                                 ========      =======        =======  ===========     ========    ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment Information, continued
    ------------------------------

    Reconciliations of the total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to earnings before extraordinary items and cumulative effect of change in accounting principle in the financial statements are summarized as follows (in thousands):

                                                                                            1999        1998
                                                                                         ----------  ----------
Revenues:
   Total reported above                                                                  $ 269,712   $ 272,108
   Revenues of majority financial interest
       ventures excluding interest on advances
       to the Company                                                                      (85,448)    (97,159)
   Revenues representing the Company's share of
       FFO of minority financial interest ventures                                          (4,101)     (3,224)
   Other                                                                                      (121)       (153)
                                                                                         ---------   ---------
       Total in financial statements                                                     $ 180,042   $ 171,572
                                                                                         =========   =========
Operating expenses, exclusive of depreciation
    and amortization:
   Total reported above                                                                  $ 142,085   $ 161,915
   Operating expenses of majority financial
       interest ventures                                                                   (48,576)    (54,244)
   Current income taxes applicable to operation                                                (74)       (106)
   Provision for bad debts                                                                  (1,312)       (854)
   Participation by others in the Company's
       share of earnings of majority financial
       interest ventures                                                                    (6,359)     (7,481)
   Other                                                                                    (1,892)       (249)
                                                                                         ---------   ---------
       Total in financial statements                                                     $  83,872   $  98,981
                                                                                         =========   =========
Interest expense:
   Total reported above                                                                  $  66,413   $  52,647
   Interest expense of majority financial
       interest ventures excluding interest on
       borrowings from the Company                                                          (2,789)     (2,453)
   Other                                                                                        --         (40)
                                                                                         ---------   ---------
       Total in financial statements                                                     $  63,624   $  50,154
                                                                                         =========   =========
Operating results:
   FFO reported above                                                                    $  61,214   $  57,546
   Depreciation and amortization                                                           (27,673)    (18,790)
   Gain on dispositions of assets and other
       provisions, net                                                                       1,106       1,935
   Depreciation and amortization, gain on
       disposition of assets and deferred income
       taxes of unconsolidated real estate
       ventures, net                                                                        (6,721)     (6,159)
                                                                                         ---------   ---------
       Earnings before extraordinary items and
         cumulative effect of change in
         accounting principle                                                            $  27,926   $  34,532
                                                                                         =========   =========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(6) Gain on dispositions of assets and other provisions, net
    --------------------------------------------------------

    The gain for the three months ended March 31, 1999 represents recoveries of certain costs relating to a property sale and of costs incurred in connection with the Company's determination to elect to be taxed as a REIT. The gain for the three months ended March 31, 1998 relates primarily to a reduced provision for loss on a retail center which the Company sold in April 1998, and partial recovery of a loss previously recognized on a litigation matter. These items were partially offset by losses on the sales of a hotel and an office building.

(7) Extraordinary loss, net
    -----------------------

    The extraordinary loss for the three months ended March 31, 1998 related to the Company's share of a loss (net of related income taxes) incurred by an unconsolidated majority interest venture on extinguishment of debt prior to its scheduled maturity. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale were used to repay the debt.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(8) Earnings per share
    ------------------

    Information relating to the calculation of earnings per share (EPS) of common stock for the three months ended March 31, 1999 and 1998 is summarized as follows (in thousands):

                                          1999               1998
                                  ------------------  ------------------
                                   Basic    Diluted    Basic    Diluted
                                  --------  --------  --------  --------
    Earnings before extra-
      ordinary items and
      cumulative effect of
      change in accounting
      principle                   $27,926   $27,926   $34,532   $34,532
    Dividends on Preferred
      stock                        (3,038)   (3,038)   (3,038)   (3,038)
    Dividends on unvested
      common stock awards            (123)     (606)     (134)      (69)
    Interest on convertible
      subordinated debentures          --        --        --     1,842
                                  -------   -------   -------   -------
    Adjusted earnings before
      extraordinary items
      and cumulative effect
      of change in accounting
      principle used in EPS
      computation                 $24,765   $24,282   $31,360   $33,267
                                  =======   =======   =======   =======
    Weighted-average shares
      outstanding                  71,865    71,865    66,662    66,662
    Dilutive securities:
      Convertible subordinated
       debentures                      --        --        --     4,538
    Options, warrants, and
      unvested common stock
      awards                           --       478        --     1,196
                                  -------   -------   -------   -------
    Adjusted weighted-average
      shares used in EPS
      computation                  71,865    72,343    66,662    72,396
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

(10) Property acquisitions, dispositions and related matters
     -------------------------------------------------------

     In 1998, the Company completed several property acquisitions, including the purchase of interests in seven retail centers from TrizecHahn Centers Inc. In February 1999, the Company contributed its ownership interests in four of the acquired centers (Bridgewater Commons, Fashion Place Mall, Park Meadows and Towson Town Center) to a joint venture (the "Four State Venture") in which it retained a 35% ownership interest. Another venturer contributed approximately $271 million in cash to the Four State Venture and received a 65% ownership interest. Four State Venture used the contributed cash to repay approximately $271 million of Company borrowings under its bridge loan credit facility. The contribution of three of the centers to Four State Venture was accounted for as a sale, and the fair value of the joint venture interest received was considered in the Company's allocation of the acquisition costs of all of the property interests acquired. Accordingly, no gain or loss was recognized on the sale. The Company's 35% ownership interest in the Four State Venture related to these property interests is accounted for using the equity method.

    The Four State Venture agreement provides for the purchase, at the option of the Company or the other venturer and subject to certain terms and conditions, of the other venturer's interest in the Four State Venture related to Fashion Place at a specified amount. Accordingly, the transaction related to Fashion Place was accounted for as a financing. If the option is exercised, the purchase price

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(10) Property acquisitions, dispositions and related matters, continued
     ------------------------------------------------------------------

      can be paid, at the option of the Company, in cash or in common stock of the Company.

    In May, 1999 the Company agreed to sell its interest in Valley Fair Mall to Westfield America, Inc. for approximately $147 million. The Company acquired the property in July 1998 from TrizecHahn Centers Inc. for approximately the same price with the intention to sell it and, accordingly, will record no gain or loss on the sale. The Company expects the transaction to close in June, 1999.

(11) Shelf registration statement
     ----------------------------

     At March 31, 1999, the Company had a shelf registration statement for future sale of up to an aggregate of $2.1 billion (based on the public offering price) of common stock, Preferred stock and debt securities. On May 4, 1999, the Company issued $200 million of 8% unsecured notes, due in May 2009, under this registration statement. The Company plans to use the net proceeds of approximately $198 million to repay the convertible subordinated debentures and certain other debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                      THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1998 and any material changes in the results of operations for the three months ended March 31, 1999 as compared to the same period in 1998. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 Annual Report to Shareholders.

General:
-------

Through its subsidiaries and affiliates, the Company acquires, develops and manages a diversified portfolio of retail centers, office and industrial buildings and mixed-use and other properties (office/mixed-use properties) located throughout the United States and develops and sells land for residential, commercial and other uses, primarily in Columbia, Maryland and Summerlin, Nevada.

One of the Company's primary objectives is to own and operate premier properties
 - shopping centers, office and industrial buildings and major mixed-use projects - in major markets across the United States. In order to achieve this objective, management is actively evaluating opportunities to acquire properties owned by others that may have future prospects consistent with the Company's long-term investment criteria and is continually evaluating the future outlook for properties in the Company's portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate leasable mall space and/or add new department stores to its existing properties to meet its objective. The Company is also continually evaluating opportunities for new operating properties and/or land development projects it believes have future prospects consistent with its objectives. The Company has sold a number of properties over the last several years and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to continue to meet its investment criteria. The Company may also selectively dispose of properties for other reasons. While disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings (loss) in future quarters or fiscal years, they are not anticipated to have a material effect on the overall consolidated financial position or operating income of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Portfolio changes:
-----------------

In 1998, the Company completed several transactions designed to upgrade the overall quality of its portfolio of operating properties. In the third and fourth quarters, the Company purchased ownership interests in eight retail centers, including the interests of partners in two centers (The Fashion Show and Governor's Square) in which the Company now holds 100% ownership interests. In February 1999, the Company contributed its ownership interests in four of the acquired centers (Bridgewater Commons, Fashion Place Mall, Park Meadows and Towson Town Center) to a joint venture in which it retained a 35% ownership interest. The Company acquired the other two ownership interests with the intent to sell them. The Company disposed of four retail centers (Eastfield Mall and Salem Mall in the second quarter, and Greengate Mall and St. Louis Union Station in the third quarter) and its 5% ownership interest in six retail centers (five in the second quarter and one in the fourth quarter.) In the fourth quarter, the Company also acquired the portfolio of office and industrial properties and salable land of an entity in which the Company previously held a 5% ownership interest. The acquired assets consisted of 64 buildings (excluding three which were subsequently sold) and approximately 100 acres of land. Substantially all of the acquired assets are in the Baltimore-Washington metropolitan area. The Company and its affiliates disposed of their interests in two hotels and certain industrial buildings in Baltimore and Columbia and their office properties in Los Angeles in the first quarter of 1998.

The Company and its affiliates also completed certain development projects designed to enhance the quality of its portfolio. A new regional shopping center opened in Orlando, Florida in the first quarter of 1998, and two community retail centers opened in the Summerlin/Las Vegas area in the second quarter of 1998. Expansions of nine retail centers opened in 1998 (three in the first quarter and six in the fourth quarter), and three community retail centers in Columbia were substantially redeveloped. Six office and industrial buildings opened in Las Vegas and Summerlin in 1998, and Arizona Center, in Phoenix was expanded in the first quarter of 1998 to include a 90,000 square foot cinema. In January 1999, an affiliate of the Company opened a new 100,000 square foot office building in Columbia's town center.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating results:
-----------------

 As indicated in the 1998 Annual Report to Shareholders, the discussion of operating results covers each of the Company's business segments as management believes that a segment analysis provides the most effective means of understanding the business. Note 5 to the consolidated financial statements should be referred to when reading this discussion and analysis. As discussed in note 5, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. As required by the Statement, segment operating data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those followed for external reporting, except that real estate ventures in which the Company holds substantially all (at least 98%) of the financial interests, but does not own a majority voting interest, are reported on a consolidated basis rather than using the equity method; the Company's share of FFO of unconsolidated real estate ventures in which it holds a minority interest is included in revenues; and the Company's share of depreciation and amortization expense of unconsolidated real estate ventures in which it holds a minority interest is included in depreciation and amortization expense. These differences affect only the reported revenue, operating and interest expenses and depreciation and amortization expense of the segments, and have no effect on the reported net earnings of the Company. Revenues and operating and interest expenses reported for the segments are reconciled to the related amounts reported in the financial statements in note 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Retail Centers:

Operating results of retail properties are summarized as follows (in millions):

                                            Three months ended March 31,
                                            ----------------------------
                                                1999           1998
                                              --------       --------
Revenues                                        $146.0         $124.7
Operating expenses, exclusive
 of depreciation and
 amortization                                     67.9           62.4
Interest expense                                  43.0           33.1
                                                ------         ------
                                                  35.1           29.2
Depreciation and amortization, including
 unconsolidated real estate ventures              21.8           13.8
                                                ------         ------

Operating income                                $ 13.3         $ 15.4
                                                ======         ======

Revenues from retail centers increased $21.3 million for the three months ended
 March 31, 1999, compared to the same period in 1998. The increase in revenues was attributable primarily to effects of the aforementioned acquisitions (approximately $14.4 million) and project openings and expansions (approximately $7.4 million), and higher average occupancy levels at comparable properties (94.0% in 1999 compared to 91.2% in 1998). These increases were partially offset by the aforementioned dispositions (approximately $6.0 million).

Total operating and interest expenses for retail centers increased $15.4 million for the three months ended March 31, 1999, compared to the same period in 1998. The increase in operating and interest expenses was attributable primarily to the aforementioned acquisitions (approximately $13.0 million) and project openings and expansions (approximately $6.1 million). These increases were partially offset by the aforementioned dispositions (approximately $6.6 million). Depreciation and amortization expense increased $8.0 million for the three months ended March 31, 1999, compared to the same period in 1998. The increase was attributable primarily to the portfolio changes described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Office, Mixed-Use and Other Properties:

Operating results of office, mixed-use and other properties are summarized as follows (in millions):

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                       1999         1998
                                                                     -------      -------
Revenues                                                             $  62.8      $ 55.6
Operating expenses, exclusive
 of depreciation and amortization                                       26.8        27.0
Interest expense                                                        23.9        20.6
                                                                     -------      ------
                                                                        12.1         8.0
Depreciation and amortization, including
 unconsolidated real estate ventures                                    10.2         8.2
                                                                     -------      -------

Operating income (loss)                                              $   1.9      $  (.2)
                                                                     =======      ======

Revenues from office, mixed-use and other properties increased $7.2 million for the three months ended March 31, 1999, compared to the same period in 1998. The increase in revenues was attributable primarily to the aforementioned acquisition (approximately $10.3 million) and project openings and expansion (approximately $2.1 million). These increases were partially offset by the dispositions of properties in 1998 (approximately $5.0 million).

Total operating and interest expenses for office, mixed-use and other properties increased $3.1 million for the three months ended March 31, 1999, compared to the same period in 1998. The increase in operating and interest expenses was attributable primarily to the aforementioned acquisition (approximately $8.8 million) and project openings and expansion (approximately $1.4 million). These increases were substantially offset by the aforementioned dispositions (approximately $4.7 million) and lower interest expense related to the refinancing of a mixed-use property. Depreciation and amortization expense increased $2.0 million for the three months ended March 31, 1999, compared to the same period in 1998. The increase was attributable primarily to the portfolio changes described above.

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

Operating results of land sales operations are summarized as follows (in millions):

                                                                       Three months ended March 31,
                                                               --------------------------------------------

                                                                        1999                   1998
                                                               -----------------------  -------------------
     Hughes Operations:
        Revenues                                                       $30.3                  $67.6
        Operating costs and expenses                                    24.1                   54.2
        Interest expense                                                  --                     .1
                                                                       -----                  -----
        Operating income                                               $ 6.2                  $13.3
                                                                       =====                  =====

     Columbia and other:
        Revenues                                                       $30.3                  $22.9
        Operating costs and expenses                                    16.6                   10.6
        Interest expense                                                  .9                    1.0
                                                                       -----                  -----
        Operating income                                               $12.8                  $11.3
                                                                       =====                  =====

     Total:
        Revenues                                                       $60.6                  $90.5
        Operating costs and expenses                                    40.7                   64.8
        Interest expense                                                  .9                    1.1
                                                                       -----                  -----
        Operating income                                               $19.0                  $24.6
                                                                       =====                  =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Revenues from Hughes land sales operations decreased $37.3 million for the three months ended March 31, 1999, while related costs and expenses decreased $30.2 million compared to the same period in 1998. The decreases in revenues and related costs and expenses for the three months relate primarily to a reduction in sales of business park land, particularly in Los Angeles. The Company sold all of the land in its Los Angeles business park in the first quarter of 1998. The decrease in costs and expenses relates primarily to the lower level of land sales.

Revenues from land sales operations in Columbia increased $7.4 million for the three months ended March 31, 1999, while related costs and expenses increased $5.9 million compared to the same period in 1998. The increase in revenues and related costs and expenses for the three month period was due primarily to higher levels of sales for commercial uses.

Development:

Development expenses consist primarily of additions to the preconstruction reserve and new business costs. The preconstruction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate primarily to the initial evaluation of potential acquisition and development opportunities. The expenses decreased $2.1 million for the three months ended March 31, 1999 compared to the same period in 1998. The decrease in expenses is a result of projects progressing to further stages of development.

Corporate:

Corporate expenses consist of certain interest and operating expenses reduced by costs capitalized or allocated to other segments. Interest is capitalized on corporate funds invested in projects under development, and interest on the proceeds of corporate borrowings and distributions on the Company-obligated mandatorily redeemable preferred securities which are used for other segments are allocated to those segments. Accordingly, corporate interest expense consists primarily of interest on the convertible subordinated debentures, the unsecured 8.5% notes, the medium-term notes, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments, and corporate operating expenses consist primarily of general and administrative costs and distributions on the redeemable preferred securities, net of distributions allocated to other segments. These costs increased $1.9 million for the three months ended March 31, 1999, as compared to the same period in 1998. This increase was primarily attributable to higher income taxes incurred by certain majority financial interest ventures due to the sales of certain land parcels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Corporate, continued:

Corporate revenue consists primarily of corporate interest income on cash invested and notes receivable. The decrease in revenue of $1.0 million for the three months ended March 31, 1999 relates primarily to lower interest income on lower invested cash balances.

Gain on dispositions of assets and other provisions, net:

The gain for the three months ended March 31, 1999 represents recoveries of certain costs relating to a property sale and of costs incurred in connection with the Company's determination to elect to be taxed as a REIT. The gain for the three months ended March 31, 1998 relates primarily to a reduced provision for loss on a retail center which the Company sold in April 1998, and partial recovery of a loss previously recognized on a litigation matter. These items were partially offset by losses on the sales of a hotel and an office building.

Unconsolidated real estate ventures in which the Company holds substantially all of the financial interest recorded a net gain on disposition of assets of $7.5 million for the three months ended March 31, 1998, relating to the sales of a hotel and certain industrial buildings.

Extraordinary loss, net:

The extraordinary loss for the three months ended March 31, 1998 related to the Company's share of a loss (net of related income taxes) incurred by an unconsolidated majority interest venture on extinguishment of debt prior to its scheduled maturity. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale was used to repay the debt.

Net earnings:

Net earnings for the three months ended March 31, 1999 and 1998 were affected by unusual and/or nonrecurring items. The most significant of these are the items discussed above in gain on dispositions of assets and other provisions, net, extraordinary loss, net and the cumulative effect of change in accounting for participating mortgages.

Financial condition and liquidity:

Shareholders' equity increased by $8,731,000 from December 31, 1998 to March 31,
 1999. The increase was primarily attributable to the net earnings for the three months ended March 31, 1999 and issuance of common stock pursuant to the Contingent Stock Agreement, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks and purchases of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Financial condition and liquidity (continued):

The Company had cash and cash equivalents and investments in marketable securities totaling $33,546,000 at March 31, 1999, including $4,076,000 of investments held for restricted uses.

In July 1998, the Company obtained an $800 million unsecured line of credit facility from a group of lenders to replace a $250 million revolving line of credit facility. The new facility is structured as a $350 million 364 day bridge loan facility to fund specific property acquisitions made in the third and fourth quarters of 1998, and a $450 million three-year revolving line of credit. Repayment of borrowings under the new facilities is guaranteed by certain of the Company's majority interest ventures. The revolving line of credit may be used for various purposes, including project development costs, property acquisitions, liquidity and other corporate needs. It may also be used to pay some portion of existing debt, including maturities in 1999. At March 31, 1999, the Company had outstanding borrowings of $358 million under the line of credit and $32 million on the bridge loan facility. In April 1999, the Company used proceeds from a new mortgage secured by an operating property to repay the bridge loan facility.

On May 4, 1999, the Company issued $200 million of 8% unsecured notes, due in May 2009, under its shelf registration statement. The Company plans to use the net proceeds of approximately $198 million to repay the convertible subordinated debentures and certain other debt.

In May 1999, the Company agreed to sell its interest in Valley Fair Mall for approximately $147 million. The Company acquired Valley Fair Mall in 1998 with the intention to sell it. The Company expects the transaction to close in June 1999. The Company expects the purchase price to include the assumption of a $40 million mortgage secured by the property and cash of approximately $107 million.

As of March 31, 1999, debt due in one year was $247 million, including balloon payments due of $200 million. The balloon payments due in one year include $40 million due on a mortgage securing the property referred to above that the Company has agreed to sell. The transaction is expected to close in the second quarter of 1999, and the Company expects the buyer to assume the mortgage. The remaining balloon payments due in one year are expected to be paid at or before the scheduled maturity dates of the related loans from proceeds of the sale of the property interest referred to above, the proceeds of the $200 million 8% unsecured notes referred to above, property refinancings, credit facility borrowings or other available corporate funds. The Company had remaining availability under its revolving credit facility of $92 million at March 31, 1999. There is no availability under the bridge loan facility. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Financial condition and liquidity (continued):

 necessitating sales of other operating properties. The Company may, however, selectively dispose of properties or groups of properties when it believes it is prudent to do so.

The Company has a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities. At May 5, 1999, the Company had issued approximately $358 million of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.9 billion. Also, under an effective registration statement the Company may issue additional medium-term notes of up to $29.7 million.

Net cash provided by operating activities was $20.9 and $78.8 million for the three months ended March 31, 1999 and 1998, respectively. The level of cash flows provided by operating properties is affected by the timing of receipts of rents and other revenues and payment of operating and interest expenses. The decrease in net cash provided of $57.9 million was due primarily to lower cash received on notes receivable from land sales that the Company financed prior to 1998, and lower operating distributions from unconsolidated majority financial interest ventures. The level of cash provided by operating distributions from unconsolidated majority financial interest ventures is affected by the timing of receipt of their land sales revenues, payment of operating and interest expenses and other sources and uses of cash. Other changes in net cash provided by operating activities were due to the factors discussed previously under the operating results of the four major business segments.

Net cash used in investing activities was $61.0 and $57.3 million for the three months ended March 31, 1999 and 1998, respectively. The increase in net cash used of $3.7 million was due primarily to lower proceeds from sales of interests in properties partially offset by a decrease in expenditures for properties in development and higher principal payments received on loans to majority financial interest ventures.

Net cash provided by financing activities was $31.9 million and net cash used by financing activities was $16.5 million for the three months ended March 31, 1999 and 1998, respectively. The increase in net cash provided of $48.4 million was due primarily to increased net credit facility borrowings principally to finance property development expenditures.

Year 2000 issue:

The year 2000 (Y2K) issue relates to whether computer systems will properly recognize date sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the Y2K issue relates to whether non-Information Technology (IT) systems that depend on embedded computer technology will recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Year 2000 issue, continued:

In 1996, the Company adopted a plan to replace virtually all of its management information and accounting systems. This plan was adopted in the context of the Company's long-term Information Systems strategy. In accordance with this plan, all mission-critical IT systems are being replaced with systems that have been certified by the vendors as Y2K compliant. To date, the Company has implemented new financial accounting, accounts payable, property management, human resources, payroll and leasing management systems. Certain legacy systems that are still in use by the Hughes Division are not Y2K compliant. The Company is in the process of migrating the Hughes Division from its legacy general ledger, accounts payable and property management systems to the Company's new systems. This migration is scheduled to be completed no later than October 1, 1999. Also, the Company is in the process of implementing a new cash management system, which is expected to be operational by June 1, 1999 and which will be tested for Y2K compliance by June 30, 1999. The Company has completed testing of its new mission-critical IT systems that have been implemented and has determined that these systems are Y2K compliant, except with respect to certain minor aspects of the financial accounting system. The issues relating to the financial accounting system are being addressed and the systems will be retested by June 30, 1999. In addition, in connection with the Company's normal upgrade and replacement process, all network and desktop equipment meet the requirements for the year 2000. Testing and remediation of other network and desktop equipment is expected to be completed by June 30, 1999. The hardware and software that supports the Company's local and wide area networks have been tested. Approximately 70% of the network components were determined to be Y2K compliant. The remaining 30% of the components will be upgraded or replaced with hardware or software that is Y2K compliant by June 30, 1999. The Company expects that the aggregate costs to specifically remediate Y2K IT issues will be minimal.

For non-IT systems, the Company has completed a comprehensive review of computer hardware and software in mechanical systems and has developed a program to repair or replace non-IT systems that are not year 2000 compliant. It is anticipated that the program will be completed in the third quarter of 1999. Costs to specifically remediate non-IT systems (e.g., escalators, elevators, heating, ventilating and cooling systems, etc.) that are non-compliant are not expected to exceed $2 million. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material effect on the Company's financial condition or results of operations.

It is very difficult to identify "the most reasonably likely worst-case scenario." The Company's exposure is widely spread, with no known major direct exposure. The Company believes that the most likely worst-case exposure is at the indirect level, involving vendors, suppliers and tenants. For example, there could be failures in the information systems of certain tenants that may delay the payment of rents. While it is not possible at this time to determine the likely impact of these potential problems, the Company has identified the top 20 tenants, ten anchor stores, five banks, three contractors and three third party benefit administrators with which it does business. The Company is in the process of reviewing the 1999 Form 10-K reports and Y2K compliance statements for the publicly owned entities. In addition, a Y2K compliance letter and questionnaire will be sent to any of these entities that have not provided a public statement disclosing the status of their Y2K compliance

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Year 2000 issue, continued:

 efforts. This review is expected to be completed in the second quarter of 1999, at which time the Company will determine whether specific contingency plans should be developed. There can be no assurance, however, that the Company has adequately assessed or identified all aspects of its business which may be affected by Y2K issues, and that Y2K issues including those that may affect its vendors, suppliers and tenants, will not have a material adverse effect on the Company's financial condition or results of operations.

Information relating to forward-looking statements:

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words believe, expect, anticipate and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) risks associated with the Company's qualification and operation as a REIT; (2) real estate investment risks; (3) development risks; (4) illiquidity of real estate investments; (5) dependence on rental income from real property; (6) effect of uninsured loss; (7) lack of geographical diversification; (8) possible environmental liabilities; (9) difficulties of compliance with the Americans with Disabilities Act; (10) competition; (11) changes in the economic climate and (12) certain matters relating to Nevada properties; (13) changes in tax laws or regulations. For a more detailed discussion of these factors, see
 Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 1998.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk:


Market risk information:

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., revolving credit facility advances) or finance project acquisition or development costs (e.g., acquisition bridge loan facility or construction loan advances). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long-term, fixed rate, nonrecourse loans from institutional lenders to finance its operating properties. In addition, long-term, fixed rate financing is typically arranged concurrently with or shortly after a variable rate project acquisition or construction loan is negotiated. The Company also makes limited use of interest rate exchange agreements, including interest rate swaps and caps, to mitigate its interest rate risk on variable rate debt. The Company does not enter into interest rate exchange agreements for speculative purposes and the fair value of these and other derivative financial instruments is insignificant at March 31, 1999.

The Company's interest rate risk is monitored closely by management. The table below presents the principal amounts due and weighted-average interest rates applicable to principal amounts outstanding at the end of each year. This information may be used to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes. The information relating to debt maturities (in millions) is based on expected maturity dates which consider anticipated refinancing or other transactions:

                                         Remaining
                                           1999     2000    2001    2002   2003    Thereafter  Total
                                           ----     ----    ----    ----   ----    ----------  -----
Fixed rate debt                            $ 132   $  52   $ 198   $ 213   $ 401     $1,704    $2,700
Average interest rate                        7.8%    7.8%    7.9%    8.0%    8.0%       8.0%      7.8%

Variable rate LIBOR debt                   $  79   $ 106   $ 437   $  66   $   2     $   50    $  740
Average interest rate                        6.1%    6.1%    5.6%    6.1%    6.1%       6.1%      6.0%

At March 31, 1999, the Company had interest rate cap agreements which effectively limit the average interest rate on all of the variable rate LIBOR debt maturing in 2002 to 8.9%.

As the table incorporates only those exposures that exist as of March 31, 1999, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after March 31, 1999, the Company's hedging strategies during that period and interest rates.

Part II.  Other Information.

Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities and Use of Proceeds.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits
              Reference is made to the Exhibit Index.
          (b) Reports on Form 8-K
              Current Report on Form 8-K/A filed February 12, 1999 disclosing financial statements required under Rule 3-14 of Regulation S-X and certain pro forma financial information. Current Report on Form 8-K filed February 12, 1999 disclosing disposition of assets.
              Current Report on Form 8-K/A filed February 16, 1999 disclosing financial statements required under Rule 3-14 of Regulation S-X and certain pro forma financial information.

       Signatures
       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  on behalf of
                                                  THE ROUSE COMPANY and as

                                             Principal Financial Officer:


Date:  May 13, 1999                          By /s/Jeffrey H. Donahue
       ------------                             ---------------------
                                                Jeffrey H. Donahue
                                                Executive Vice President and
                                                 Chief Financial Officer

                                 Exhibit Index


Exhibit Number                             Description
--------------                             -----------


    1                                      Underwriting Agreement, dated
                                           April 28, 1999, among The Rouse
                                           Company, BT Alex Brown Incorporated
                                           and Merrill Lynch, Pierce, Fenner &
                                           Smith Incorporated.

    4                                      8% Notes due 2009 in the aggregate
                                           principal amount of $200,000,000.

   27.1                                    Financial Data Schedule