Form 10-Q
period 1999-06-30
ROUSE COMPANY
filed 1999-08-13
CIK 85388

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999
                                    -------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission File Number  0-1743
                       --------

                               The Rouse Company
            ------------------------------------------------------
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

               Yes   X            No _____
                   -----

Indicate the number of shares outstanding of the issuer's common stock as of August 5, 1999:

Common Stock, $0.01 par value                            72,287,250
-----------------------------                            ----------
      Title of Class                                   Number of Shares

Part I.   Financial Information
Item 1.   Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

        Consolidated Statements of Operations and Comprehensive Income
               Three and Six Months Ended June 30, 1999 and 1998
          (Unaudited, in thousands except per share amounts, note 1)

                                      Three months ended June 30,          Six months ended June 30,
                                     -----------------------------         -----------------------------
                                          1999             1998                 1999            1998
                                     ------------     ------------         ------------     ------------
Revenues:
  Retail centers                     $    121,617      $   113,634          $ 248,386        $ 222,149
  Office, mixed-use and other              51,271           39,215            103,394           78,690
  Land sales operations                     2,730            1,394              3,784           31,630
  Corporate interest income                   983              498              1,079            1,468
                                     ------------      -----------          ---------        ---------
      Total revenues                      176,601          154,741            356,643          333,937
                                     ------------      -----------          ---------        ---------

Operating expenses, exclusive of
  provision for bad debts,
  depreciation and amortization:
      Retail centers                       56,207           56,512            114,409          111,121
      Office, mixed-use and other          18,986           15,827             39,044           32,763
      Land sales operations                 2,864               82              3,520           23,164
      Development                            (183)             938              1,283            4,504
      Corporate                             4,678            4,473              8,168            8,571
                                     ------------      -----------          ---------        ---------
                                           82,552           77,832            166,424          180,123
                                     ------------      -----------          ---------        ---------

Interest expense:
  Retail centers                           35,875           30,192             75,250           60,166
  Office, mixed-use and other              21,732           15,790             43,610           33,345
  Land sales operations                       227              264                435              531
  Corporate                                 2,000            3,338              4,163            5,696
                                     ------------      -----------          ---------        ---------
                                           59,834           49,584            123,458           99,738
                                     ------------      -----------          ---------        ---------

Provision for bad debts                     3,064              936              4,376            1,790

Depreciation and amortization              22,406           17,409             50,079           36,199
                                     ------------      -----------          ---------        ---------
      Total expenses                      167,856          145,761            344,337          317,850
                                     ------------      -----------          ---------        ---------
Earnings before equity in
  earnings of unconsolidated
  real estate ventures and
  income taxes                              8,745            8,980             12,306           16,087

       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

   Consolidated Statements of Operations and Comprehensive Income, continued
               Three and Six Months Ended June 30, 1999 and 1998
          (Unaudited, in thousands except per share amounts, note 1)

                                                  Three months                            Six months
                                                  ended June 30,                          ended June 30,
                                        ---------------------------------       ---------------------------------
                                             1999                1998              1999                1998
                                        ------------       --------------       ------------       --------------
Equity in earnings of
  unconsolidated real estate
  ventures (note 3)                      $ 20,682            $  20,143           $  44,015            $  45,739
Current income taxes                          (83)                 (93)               (157)                (199)
                                         --------            ---------           ---------            ---------
Earnings before gain on
  dispositions of assets and
  other provisions, net,
  extraordinary items and
  cumulative effect of change
  in accounting principle                  29,344               29,030              56,164               61,627
Gain on dispositions of
  assets and other provisions,
  net (note 6)                                618                  234               1,724                2,169
                                         --------            ---------           ---------            ---------
Earnings before extraordinary
  items and cumulative effect
  of change in accounting
  principle                                29,962               29,264              57,888               63,796
Extraordinary gain (loss),
 net (note 7)                                (910)               7,491                (910)               6,575
Cumulative effect at
  January 1, 1998 of change
  in accounting for participating
  mortgages                                   ---                  ---                 ---               (4,629)
                                         --------            ---------           ---------            ---------
      Net earnings                         29,052               36,755              56,978               65,742
Other items of comprehensive
 income - minimum pension
 liability adjustment                        (334)                 ---                (668)                 ---
                                         --------            ---------           ---------            ---------
      Comprehensive income               $ 28,718            $  36,755           $  56,310            $  65,742
                                         ========            =========           =========            =========
      Net earnings applicable
           to common shareholders        $ 26,014            $  33,717           $  50,902            $  59,666
                                         ========            =========           =========            =========


        The accompanying notes are an integral part of these statements

                      THE ROUSE COMPANY AND SUBSIDIARIES

   Consolidated Statements of Operations and Comprehensive Income, continued
               Three and Six Months Ended June 30, 1999 and 1998
          (Unaudited, in thousands except per share amounts, note 1)

                                Three months ended June 30,      Six months ended June 30,
                                ---------------------------      -------------------------
                                   1999             1998            1999           1998
                                ---------         ---------      ---------      ----------
EARNINGS PER SHARE OF
 COMMON STOCK (note 8):

Basic:
 Earnings before extra-
  ordinary items                  $  .37            $ .39         $  .72          $  .86
 Extraordinary gain (loss)          (.01)             .11           (.01)            .10
 Cumulative effect of change
  in accounting principle            ---              ---            ---            (.07)
                                  ------            -----         ------          ------

       Total                      $  .36            $ .50         $  .71          $  .89
                                  ======            =====         ======          ======

Diluted:
 Earnings before extra-
  ordinary items                  $  .37            $ .38         $  .71          $  .84
 Extraordinary gain (loss)          (.01)             .11           (.01)            .09
 Cumulative effect of change
  in accounting principle            ---              ---            ---            (.06)
                                  ------            -----         ------          ------

       Total                      $  .36            $ .49         $  .70          $  .87
                                  ======            =====         ======          ======

DIVIDENDS PER SHARE:
 Common stock                     $  .30            $ .28         $  .60          $  .56
                                  ======            =====         ======          ======
 Preferred stock                  $  .75            $ .75         $ 1.50          $ 1.50
                                  ======            =====         ======          ======


        The accompanying notes are an integral part of these statements

                      THE ROUSE COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998
                   (in thousands, except share data, note 1)

                                                   June 30,    December 31,
                                                     1999         1998
                                                  (Unaudited)
                                                  -----------  -----------
Assets:
 Property:
   Operating properties:
    Property and deferred costs
     of projects                                  $3,817,596    $4,718,727
    Less accumulated depreciation
     and amortization                                546,343       578,311
                                                  ----------    ----------
                                                   3,271,253     4,140,416
   Properties in development                         202,774       167,360
   Properties held for sale                           73,930       165,894
                                                  ----------    ----------

    Total property                                 3,547,957     4,473,670

 Investments in and advances to unconsolidated
  real estate ventures (note 3)                      508,132       322,066

 Prepaid expenses, receivables under finance
  leases and other assets                            239,685       241,040

 Accounts and notes receivable                        79,609        75,917

 Investments in marketable securities                  4,578         4,256

 Cash and cash equivalents                            25,870        37,694
                                                  ----------    ----------

    Total                                         $4,405,831    $5,154,643
                                                  ==========    ==========


       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued
                      June 30, 1999 and December 31, 1998
                   (in thousands, except share data, note 1)

                                                          June 30,          December 31,
                                                           1999                1998
                                                        (Unaudited)
                                                        -----------         -----------
Liabilities:
  Debt (note 4):
    Property debt not carrying a Parent
      Company guarantee of repayment                    $2,485,242          $2,865,119
    Parent Company debt and debt carrying a
      Parent Company guarantee of repayment:
        Property debt                                      161,546             161,986
        Convertible subordinated debentures                    ---             128,515
        Other debt                                         664,500             903,200
                                                        ----------          ----------
                                                           826,046           1,193,701
                                                        ----------          ----------

    Total debt                                           3,311,288           4,058,820
                                                        ----------          ----------

  Accounts payable, accrued expenses
    and other liabilities                                  315,371             329,932

Company-obligated mandatorily redeemable
    preferred securities of a trust holding
    solely Parent Company subordinated debt
    securities                                             136,965             136,965

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500                                                    41                  41

  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 72,279,778
    shares issued in 1999 and 72,225,223
    shares issued in 1998                                      723                 723
  Additional paid-in capital                               842,845             836,508
  Accumulated deficit                                     (198,908)           (206,520)
  Accumulated other comprehensive income                    (2,494)             (1,826)
                                                        ----------          ----------

   Net shareholders' equity                                642,207             628,926
                                                        ----------          ----------

      Total                                             $4,405,831          $5,154,643
                                                        ==========          ==========

        The accompanying notes are an integral part of these statements

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1999 and 1998
                       (Unaudited, in thousands, note 1)

                                                       1999                     1998
                                                  --------------           --------------
Cash flows from operating activities:
  Rents and other revenues received                 $  344,345               $  300,884
  Proceeds from land sales and on notes
   receivable from land sales                           21,682                   55,830
  Interest received                                      4,907                    6,530
  Operating expenditures                              (172,781)                (154,785)
  Interest paid                                       (125,874)                 (91,798)
  Dividends, interest and other operating
   distributions received from unconsolidated
   majority financial interest ventures                 31,022                   56,080
                                                    ----------               ----------
    Net cash provided by operating activities          103,301                  172,741
                                                    ----------               ----------
Cash flows from investing activities:
  Expenditures for properties in development
   and improvements to existing properties
   funded by debt                                     (110,904)                (161,162)
  Expenditures for improvements to existing
   properties funded by cash provided by
   operating activities:
      Tenant leasing and remerchandising                (2,225)                  (3,735)
      Building and equipment                            (9,507)                  (5,826)
  Payments received on loans and advances to
   unconsolidated majority financial interest
   ventures                                            (33,481)                  38,636
  Proceeds from sales of operating properties
   and other investments                               126,860                   30,938
  Other                                                 (6,196)                  (3,780)
                                                    ----------               ----------
    Net cash used by investing activities              (35,453)                (104,929)
                                                    ----------               ----------
Cash flows from financing activities:
  Proceeds from issuance of property debt              111,438                  108,126
  Repayments of property debt:
   Scheduled principal payments                        (24,014)                 (21,542)
   Other payments                                          ---                 (166,503)
  Proceeds from issuance of other debt                 198,368                  197,004
  Repayments of other debt                            (296,919)                (184,250)
  Proceeds from issuance of common stock                   ---                   43,414
  Purchases of common stock                            (12,810)                 (47,687)
  Proceeds from exercise of stock options                   32                      192
  Dividends paid                                       (49,370)                 (44,019)
  Other                                                 (6,397)                     ---
                                                    ----------               ----------
    Net cash used by financing activities              (79,672)                (115,265)
                                                    ----------               ----------
Net decrease in cash and cash equivalents              (11,824)                 (47,453)
Cash and cash equivalents at beginning of
 period                                                 37,694                   87,100
                                                    ----------               ----------
Cash and cash equivalents at end of period          $   25,870               $   39,647
                                                    ==========               ==========


        The accompanying notes are an integral part of these statements

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, continued
                    Six Months Ended June 30, 1999 and 1998
                       (Unaudited, in thousands, note 1)

                                                       1999       1998
                                                     ---------  ---------
Reconciliation of net earnings to net cash
  provided by operating activities:

Net earnings                                         $ 56,978   $ 65,742
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                      50,079     36,199
    Gain on dispositions of assets
      and other provisions, net                        (1,724)    (2,169)
    Undistributed earnings of majority
      financial interest ventures                     (16,773)        --
    Extraordinary (gain) loss, net                        910     (6,575)
    Cumulative effect of change in accounting
      principle                                            --      4,629
    Additions to preconstruction reserve                  600      3,845
    Provision for bad debts                             4,376      1,790
    Participation expense pursuant to
      Contingent Stock Agreement                       12,487     34,255
    Decrease (increase) in operating assets
      and liabilities, net                             (3,632)    35,025
                                                     --------   --------
Net cash provided by operating activities            $103,301   $172,741
                                                     ========   ========

Schedule of Noncash Investing and Financing
  Activities:
  Common stock issued pursuant to Contingent
    Stock Agreement                                  $ 16,207   $ 15,754
  Property and other assets contributed to an
    unconsolidated real estate venture                701,105         --
  Mortgage debt, other debt and other liabilities
    related to property and other assets
    contributed to an unconsolidated real
    estate venture                                    432,525         --
  Other debt repaid in the formation of an
    unconsolidated real estate venture                271,233         --
  Capital lease obligations incurred                    1,278         --
  Mortgage debt assumed by purchaser of
    a property                                         40,000         --
  Common stock issued upon conversion of
    convertible subordinated debentures                    --      1,460
                                                     ========   ========

       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 1999

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

(2)  Tax status
     ----------

     The Company determined that it would elect to be taxed as a real estate investment trust (REIT) effective January 1, 1998 pursuant to the Internal Revenue Code, as amended. Management believes the Company met the qualifications for REIT status as of June 30, 1999, intends for it to continue to meet the qualifications in the future and accordingly, does not expect that the Company will be liable for significant income taxes at the Federal level or in most states in which it operates in 1999 and future years.

     In connection with its election to be taxed as a REIT, the Company will also elect to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains at June 30, 1999 were approximately $2,200,000. At June 30, 1999, the regular tax net operating loss carryforward is sufficient to offset built-in gains on assets the Company has identified for disposition and no net deferred tax liability for built-in gain taxes has been recognized. It may however, be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Unconsolidated real estate ventures
     -----------------------------------

     Investments in and advances to unconsolidated real estate ventures at June 30, 1999 and December 31, 1998 are summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                            June 30,   December 31,
                                              1999        1998
                                            --------   ------------
     Majority financial interest ventures   $327,649      $270,085
     Joint interest and control ventures         859         1,140
     Minority interest ventures              179,624        50,841
                                            --------      --------
                Total                       $508,132      $322,066
                                            ========      ========

     The equity in earnings of unconsolidated real estate ventures for the three and six months ended June 30, 1999 and 1998 is summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                                     Three months              Six months
                                                     ended June 30            ended June 30
                                                  -------------------      --------------------
                                                    1999        1998          1999       1998
                                                  --------  ---------      ---------   --------
          Majority financial interest ventures    $ 15,613   $ 17,844      $ 36,390    $ 41,041
          Minority interest ventures                 5,069      2,299         7,625       4,698
                                                  --------   --------      --------    --------
                Total                             $ 20,682   $ 20,143      $ 44,015    $ 45,739
                                                  ========   ========      ========    ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3)  Unconsolidated real estate ventures, continued
     ----------------------------------------------

     The condensed, combined balance sheets of the ventures in which the Company holds majority financial interests at June 30, 1999 and December 31, 1998 are summarized as follows (in thousands):

                                                   June 30,   December 31,
                                                     1999         1998
                                                   ---------  -------------
     Assets:
      Operating properties, net                    $277,083       $244,470
      Properties in development                      82,833         66,442
      Land held for development and sale            224,289        236,999
      Investment land                                39,841         41,156
      Investments in and advances to
        unconsolidated real estate ventures         122,576         32,586
      Advances to the Company                        14,664        112,310
      Prepaid expenses, receivables under
        finance leases and other assets              34,449         31,453
      Deferred tax asset                             43,916         53,662
      Accounts and notes receivable                  74,940         74,736
                                                   --------       --------
        Total                                      $914,591       $893,814
                                                   ========       ========

     Liabilities and shareholders' deficit:
      Loans and advances from the Company          $520,119       $488,363
      Mortgages payable and other long-term debt    340,011        332,945
      Other liabilities                              82,099        116,244
      Redeemable Series A Preferred stock            50,000         50,000
      Shareholders' deficit                         (77,638)       (93,738)
                                                   --------       --------
        Total                                      $914,591       $893,814
                                                   ========       ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Unconsolidated real estate ventures, continued
     ----------------------------------------------

     The condensed combined statements of operations of the ventures in which the Company holds a majority financial interest for the three and six months ended June 30, 1999 and 1998 are summarized as follows (in thousands):

                                   Three months ended June 30,       Six months ended June 30,
                                  ----------------------------       -------------------------
                                    1999               1998            1999             1998
                                  --------         -----------       ---------       ---------
Revenues, excluding interest
 on advances to the Company        $ 67,660         $ 63,728          $153,108        $160,887
Interest income on advances
 to the Company                          --               --             2,577              --
Operating expenses                  (40,068)         (36,208)          (88,644)        (90,452)
Interest expense, excluding
 interest on borrowings from
 the Company                         (2,648)          (2,259)           (5,437)         (4,712)
Interest expense on borrowings
 from the Company                   (14,717)         (20,534)          (29,294)        (33,137)
Depreciation and amortization        (3,067)          (2,529)           (5,963)         (5,054)
Equity in earnings of
 unconsolidated real estate
 ventures                               526             (432)              712             849
Gain on dispositions of
 assets, net                            175            3,407               882          15,846
Income taxes, primarily deferred     (3,768)          (2,909)          (11,841)        (18,247)
Extraordinary loss, net                  --               --                --            (925)
                                   --------         --------          --------        --------
         Net earnings              $  4,093         $  2,264          $ 16,100        $ 25,055
                                   ========         ========          ========        ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Unconsolidated real estate ventures, continued
     ----------------------------------------------

     The Company's share of the earnings before extraordinary items of the ventures for the three and six months ended June 30, 1999 and 1998 is summarized as follows (in thousands):


                                      Three months ended June 30,     Six months ended June 30,
                                      ---------------------------     -------------------------
                                          1999            1998           1999           1998
                                      -----------      ----------     ----------     ----------
Share of net earnings based on
 ownership interest                    $    4,052       $ 2,241        $   15,939       $ 24,804
Share of extraordinary loss                    --            --                --            916
Participation by others in the
 Company's share of earnings               (5,046)       (7,558)          (11,405)       (15,039)
Interest on loans to and
 advances from the Company, net            14,717        20,534            26,717         33,137
Eliminations and other, net                 1,890         2,627             5,139         (2,777)
                                       ----------       -------        ----------       --------

                                       $   15,613       $17,844        $   36,390       $ 41,041
                                       ==========       =======        ==========       ========

(4)  Debt
     ----

     Debt at June 30, 1999 and December 31, 1998 is summarized as follows (in thousands):

                                              June 30, 1999              December 31, 1998
                                          -----------------------     -----------------------
                                                         Due in                      Due in
                                             Total     one year          Total      one year
                                          -----------------------     -----------------------
   Mortgages and bonds                    $ 2,527,765    $ 79,869     $ 2,948,324   $ 159,171
   Convertible subordinated
    debentures                                    ---         ---         128,515         ---
   Medium-term notes                           91,500      10,000          97,500       6,000
   Credit line borrowings                     195,000         ---         602,000     304,000
   Unsecured corporate notes                  378,000         ---         178,000         ---
   Other loans                                119,023       1,050         104,481      27,294
                                          -----------    --------     -----------   ---------
    Total                                 $ 3,311,288    $ 90,919     $ 4,058,820   $ 496,465
                                          ===========    ========     ===========   =========

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

     The Company has five reportable segments: retail centers, office, mixed-use and other properties, land sales operations, development and corporate. Segment operating results are measured and assessed based on a performance measure referred to as Funds from Operations (FFO). The Company defines FFO as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items and gains or losses from sales of properties, plus depreciation and amortization and deferred income taxes, and after adjustments for minority interests and to record unconsolidated partnerships and joint ventures on the same basis. The method used by the Company to compute FFO may differ from methods used by other REITs. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

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

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(5)  Segment Information, continued
     ------------------------------

     Operating results for the segments for the three and six months ended June 30, 1999 and 1998 are summarized as follows (in thousands):

                                           Office, Mixed-     Land
                                 Retail    Use and Other     Sales
                                 Centers     Properties    Operations  Development    Corporate     Total
                                ---------  --------------  ----------  ------------  -----------  ---------
Three months ended
June 30, 1999
-------------
 Revenues                       $ 141,839     $  62,574    $ 44,197        $    ---     $  1,192    $249,802
 Operating expenses,
   exclusive of
   depreciation and
   amortization                    67,560        26,120      32,731            (172)       5,446     131,685
 Interest expense                  39,594        23,872         813             ---       (1,797)     62,482
                               ----------     ---------    --------     -----------     --------    --------
     FFO                        $  34,685     $  12,582    $ 10,653        $    172     $ (2,457)   $ 55,635
                               ==========     =========    ========     ===========     ========    ========

Three months ended
June 30, 1998
-------------
 Revenues                       $ 129,666     $  51,091    $ 39,788        $    ---     $    776    $221,321
 Operating expenses,
   exclusive of
   depreciation and
   amortization                    64,646        24,129      28,646             938        4,726     123,085
 Interest expense                  33,347        18,199       1,166             ---         (909)     51,803
                               ----------     ---------    --------     -----------     --------    --------
     FFO                        $  31,673     $   8,763    $  9,976        $   (938)    $ (3,041)   $ 46,433
                               ==========     =========    ========     ===========     ========    ========

Six months ended
June 30, 1999
-------------
 Revenues                       $ 287,857     $ 125,416    $104,778        $    ---     $  1,463    $519,514
 Operating expenses,
   exclusive of
   depreciation and
   amortization                   135,466        52,928      73,448           1,301       10,627     273,770
 Interest expense                  82,556        47,757       1,739             ---       (3,157)    128,895
                               ----------     ---------    --------     -----------     --------    --------
     FFO                        $  69,835     $  24,731    $ 29,591        $ (1,301)    $ (6,007)   $116,849
                               ==========     =========    ========     ===========     ========    ========

Six months ended
June 30, 1998
-------------
 Revenues                       $ 254,334     $ 106,660    $130,352        $    ---     $  2,083    $493,429
 Operating expenses,
   exclusive of
   depreciation and
   amortization                   127,063        51,108      93,479           4,504        8,846     285,000
 Interest expense                  66,411        38,819       2,299             ---       (3,079)    104,450
                               ----------     ---------    --------     -----------     --------    --------
     FFO                        $  60,860     $  16,733    $ 34,574        $ (4,504)    $ (3,684)   $103,979
                               ==========     =========    ========     ===========     ========    ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5)  Segment Information, continued
     ------------------------------

     Reconciliations of the total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to earnings before extraordinary items and cumulative effect of change in accounting principle in the financial statements for the three months ended June 30, 1999 and 1998 are summarized as follows (in thousands):

                                                                                              Three months
                                                                                             ended June 30,
                                                                                         ----------------------
                                                                                            1999        1998
                                                                                         ----------  ----------
Revenues:
   Total reported above                                                                  $ 249,802   $ 221,321
   Revenues of majority financial interest
       ventures excluding interest on advances
       to the Company                                                                      (67,660)    (63,728)
   Revenues representing the Company's share of
       FFO of minority financial interest ventures                                          (5,389)     (2,666)
   Other                                                                                      (152)       (186)
                                                                                         ---------   ---------
       Total in financial statements                                                     $ 176,601   $ 154,741
                                                                                         =========   =========
Operating expenses, exclusive of depreciation
    and amortization:
   Total reported above                                                                  $ 131,685   $ 123,085
   Operating expenses of majority financial
       interest ventures                                                                   (40,068)    (36,208)
   Current income taxes applicable to operations                                               (83)        (93)
   Current income taxes of majority financial
       interest ventures                                                                      (767)       (249)
   Provision for bad debts                                                                  (3,064)       (936)
   Participation by others in the Company's
       share of earnings of majority financial
       interest ventures                                                                    (5,046)     (7,558)
   Other                                                                                      (105)       (209)
                                                                                         ---------   ---------
       Total in financial statements                                                     $  82,552   $  77,832
                                                                                         =========   =========
Interest expense:
   Total reported above                                                                  $  62,482   $  51,803
   Interest expense of majority financial
       interest ventures excluding interest on
       borrowings from the Company                                                          (2,648)     (2,259)
   Other                                                                                       ---          40
                                                                                         ---------   ---------
       Total in financial statements                                                     $  59,834   $  49,584
                                                                                         =========   =========
Operating results:
   FFO reported above                                                                    $  55,635   $  46,433
   Depreciation and amortization                                                           (22,406)    (17,409)
   Gain on dispositions of assets and other
       provisions, net                                                                         618         234
   Depreciation and amortization, gain on
       disposition of assets and deferred income
       taxes of unconsolidated real estate
       ventures, net                                                                        (3,885)          6
                                                                                         ---------   ---------
   Earnings before extraordinary items and cumulative
   effect of change in accounting principle                                              $  29,962   $  29,264
                                                                                         =========   =========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5)  Segment Information, continued
     ------------------------------

     Reconciliations of the total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to earnings before extraordinary items and cumulative effect of change in accounting principle in the financial statements for the six months ended June 30, 1999 and 1998 are summarized as follows (in thousands):

                                                                           Six months
                                                                         ended June 30,
                                                                    ------------------------
                                                                       1999         1998
                                                                    -----------  -----------
Revenues:
   Total reported above                                             $  519,514   $  493,429
   Revenues of majority financial interest
       ventures excluding interest on advances
       to the Company                                                 (153,108)    (160,887)
   Revenues representing the Company's share of
       FFO of minority financial interest ventures                      (9,490)      (5,930)
   Other                                                                  (273)       7,325
                                                                    ----------   ----------
       Total in financial statements                                $  356,643   $  333,937
                                                                    ==========   ==========
Operating expenses, exclusive of depreciation
    and amortization:
   Total reported above                                             $  273,770   $  285,000
   Operating expenses of majority financial
       interest ventures                                               (88,644)     (90,452)
   Current income taxes applicable to operations                          (157)        (199)
   Current income taxes of majority financial
       interest ventures                                                (2,468)        (294)
   Provision for bad debts                                              (4,376)      (1,790)
   Participation by others in the Company's
       share of earnings of majority financial
       interest ventures                                               (11,405)     (15,039)
   Other                                                                  (296)       2,897
                                                                    ----------   ----------
       Total in financial statements                                $  166,424   $  180,123
                                                                    ==========   ==========
Interest expense:
   Total reported above                                             $  128,895   $  104,450
   Interest expense of majority financial
       interest ventures excluding interest on
       borrowings from the Company                                      (5,437)      (4,712)
                                                                    ----------   ----------
       Total in financial statements                                $  123,458   $   99,738
                                                                    ==========   ==========
Operating results:
   FFO reported above                                               $  116,849   $  103,979
   Depreciation and amortization                                       (50,079)     (36,199)
   Gain on dispositions of assets and other
       provisions, net                                                   1,724        2,169
   Depreciation and amortization, gain on
       disposition of assets and deferred income
       taxes of unconsolidated real estate
       ventures, net                                                   (10,606)      (6,153)
                                                                    ----------   ----------
   Earnings before extraordinary items and
   cumulative effect of change in
   accounting principle                                             $   57,888   $   63,796
                                                                    ==========   ==========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(5)  Segment Information, continued
     ------------------------------

     The assets by segment at June 30, 1999 and December 31, 1998 are as follows (in thousands):

                                                                  June 30,               December 31,
                                                                    1999                     1998
                                                                 ----------             --------------
Retail centers                                                   $2,848,492               $3,636,874
Office, mixed-use and other
  properties                                                      1,420,145                1,417,622
Land sales operations                                               451,081                  497,391
Development                                                          59,294                   61,166
Corporate                                                            91,406                   57,933
                                                                 ----------               ----------
  Total                                                          $4,870,418               $5,670,986
                                                                 ==========               ==========

     Total segment assets exceeds total assets reported in the financial statements primarily because of the consolidation of the majority financial interest ventures for segment reporting purposes.

(6)  Gain on dispositions of assets and other provisions, net
     --------------------------------------------------------

     Gain on dispositions of assets and other provisions, net, is summarized as follows (in thousands):

                                                      For the three months                   For the six months
                                                         ended June 30,                        ended June 30,
                                                    1999                1998              1999               1998
                                                    ----                ----              ----               ----
Net gain on operating properties                  $  6,866            $   26             $  7,453          $  1,534
Termination benefits related to
  corporate realignment                             (6,248)               --               (6,248)               --
Other, net                                              --               208                  519               635
                                                  --------            ------             --------          --------
                                                  $    618            $  234             $  1,724          $  2,169
                                                  ========            ======             ========          ========

     The net gain on operating properties in 1999 relates primarily to a gain on the sale of a property in the second quarter of 1999. The net gain in 1998 relates primarily to a reduced provision for a loss recorded in the first quarter, relating to a retail center sold in April 1998.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(6)  Gain on dispositions of assets and other provisions, net, continued
     -------------------------------------------------------------------

     During the second quarter of 1999, the Company announced and initiated the consolidation of its Retail Operations and Office and Mixed-Use Operations divisions into a single Property Operations Division. In addition, the Company integrated certain operating, administrative and support functions of the Hughes Division into its Columbia headquarters. The costs relating to these organizational changes of $6.2 million represent primarily severance and other benefits to terminated employees.

(7)  Extraordinary gain(loss), net
     -----------------------------

     The extraordinary loss for the three and six months ended June 30, 1999 relates to a loss on the extinguishment of the convertible subordinated debentures prior to their scheduled maturity.

     The gain for the three and six months ended June 30, 1998 resulted from debt extinguished in connection with the transfer of title to a property to the related mortgage lender in the second quarter of 1998 ($14.8 million). This gain was partially offset by losses on extinguishment of other debt prior to scheduled maturity ($7.4 million). One of the losses was incurred by a majority financial interest venture. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale were used to repay the debt. The loss related to the majority financial interest venture is net of related taxes.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(8)  Earnings per share
     ------------------

     Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended June 30, 1999 and 1998 is summarized as follows (in thousands):

                                         1999                1998
                                  ------------------  ------------------
                                   Basic    Diluted    Basic    Diluted
                                  --------  --------  --------  --------
    Earnings before extra-
      ordinary items and
      cumulative effect of
      change in accounting
      principle                   $29,962   $29,962   $29,264   $29,264
    Dividends on Preferred
      stock                        (3,038)   (3,038)   (3,038)   (3,038)
    Dividends on unvested
      common stock awards            (115)      (84)     (134)      (58)
    Interest on convertible
      subordinated debentures          --        --        --        --
                                  -------   -------   -------   -------
    Adjusted earnings before
      extraordinary items
      and cumulative effect
      of change in accounting
      principle used in EPS
      computation                 $26,809   $26,840   $26,092   $26,168
                                  =======   =======   =======   =======
    Weighted-average shares
      outstanding                  71,760    71,760    67,291    67,291
    Dilutive securities:
      Convertible subordinated
       debentures                      --        --        --        --
      Options, warrants, and
       unvested common stock
       awards                          --       590        --     1,247
                                  -------   -------   -------   -------
    Adjusted weighted-average
      shares used in EPS
      computation                  71,760    72,350    67,291    68,538
                                  =======   =======   =======   =======

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(8)  Earnings per share, continued
     -----------------------------

     Information relating to the calculations of earnings per share (EPS) of common stock for the six months ended June 30, 1999 and 1998 is summarized as follows (in thousands):

                                        1999                 1998
                                  ------------------  ------------------
                                   Basic    Diluted    Basic    Diluted
                                  --------  --------  --------  --------
    Earnings before extra-
      ordinary items and
      cumulative effect of
      change in accounting
      principle                   $57,888   $57,888   $63,796   $63,796
    Dividends on Preferred
      stock                        (6,076)   (6,076)   (6,076)   (6,076)
    Dividends on unvested
      common stock awards            (238)     (322)     (268)     (192)
    Interest on convertible
      subordinated debentures          --        --        --     3,659
                                  -------   -------   -------   -------
    Adjusted earnings before
      extraordinary items
      and cumulative effect
      of change in accounting
      principle used in EPS
      computation                 $51,574   $51,490   $57,452   $61,187
                                  =======   =======   =======   =======
    Weighted-average shares
      outstanding                  71,813    71,813    66,978    66,978
    Dilutive securities:
      Convertible subordinated
       debentures                      --        --        --     4,515
      Options, warrants, and
       unvested common stock
       awards                          --       588        --     1,227
                                  -------   -------   -------   -------
    Adjusted weighted-average
      shares used in EPS
      computation                  71,813    72,401    66,978    72,720
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

(10) Property acquisitions, dispositions and related matters
     -------------------------------------------------------

     In 1998, the Company completed several property acquisitions, including the purchase of interests in seven retail centers from TrizecHahn Centers Inc. (Trizec). In February 1999, the Company contributed its ownership interests in four of the acquired centers (Bridgewater Commons, Fashion Place Mall, Park Meadows and Towson Town Center) to a joint venture (the "Four State Venture") in which it retained a 35% ownership interest. Another venturer contributed approximately $271 million in cash to the Four State Venture and received a 65% ownership interest. Four State Venture used the contributed cash to repay approximately $271 million of Company borrowings under its bridge loan credit facility. The fair value of the consideration received in the formation of the joint venture was considered in the Company's allocation of the initial acquisition costs of all of the property interests acquired from Trizec. Accordingly, no gain or loss was recognized on the sale. The Company's 35% ownership interest in the Four State Venture related to these property interests is accounted for using the equity method.

     The Four State Venture agreement provides for the purchase, at the option of the Company or the other venturer and subject to certain terms and conditions, of the other venturer's interest in the Four State Venture related to Fashion Place Mall at a specified amount. Accordingly, the transaction related to Fashion Place Mall was accounted for as a financing. If the option is exercised, the

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(10) Property acquisitions, dispositions and related matters, continued
     ------------------------------------------------------------------

     purchase price can be paid, at the option of the Company, in cash or in common stock of the Company.

     In June, 1999 the Company sold its interest in Valley Fair Mall to Westfield America, Inc. for approximately $147 million. The Company acquired the property in July 1998 from TrizecHahn Centers Inc. for approximately the same cost with the intention to sell it and, accordingly, recognized no gain or loss on the sale. In June 1999, the Company also disposed of its ownership interest in an operating property located in Los Angeles, California.

(11) Shelf registration statement
     ----------------------------

     At June 30, 1999, the Company had a shelf registration statement for future sale of up to an aggregate of $1.9 billion (based on the public offering price) of common stock, Preferred stock and debt securities. On May 4, 1999, the Company issued $200 million of unsecured 8% notes, due in May 2009, under this registration statement. The Company used the net proceeds of approximately $198 million to repay the convertible subordinated debentures and certain other debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


                      THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1998 and any material changes in the results of operations for the three and six months ended June 30, 1999 as compared to the same periods in 1998. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 Annual Report to Shareholders.

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

One of the Company's primary objectives is to own and operate premier properties-shopping centers, geographically concentrated groups of office and industrial buildings and major mixed-use projects - in major markets across the United States. In order to achieve this objective, management is actively evaluating opportunities to acquire properties owned by others that may have future prospects consistent with the Company's long-term investment criteria and is continually evaluating the future outlook for properties in the Company's portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate leasable mall space and/or add new department stores and/or other anchor tenants to its existing properties to meet its objective. The Company is also continually evaluating opportunities for new operating properties and/or land development projects it believes have future prospects consistent with its objectives. The Company has sold a number of properties over the last several years and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to continue to meet its investment criteria. The Company may also selectively dispose of properties for other reasons. While disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings (loss) in future quarters or fiscal years, they are not anticipated to have a material effect on the overall consolidated financial position or operating income of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Portfolio changes:
-----------------

In 1998, the Company completed several transactions designed to upgrade the overall quality of its portfolio of operating properties. In the third and fourth quarters, the Company purchased ownership interests in eight retail centers, including the interests of partners in two centers (The Fashion Show and Governor's Square) in which the Company now holds 100% ownership interests. In February 1999, the Company contributed its ownership interests in four of the acquired centers (Bridgewater Commons, Fashion Place Mall, Park Meadows and Towson Town Center) to a joint venture in which it retained a 35% ownership interest. The Company acquired the other two ownership interests with the intent to sell them. One of these (Valley Fair Mall) was sold in June 1999. Also in 1998, the Company disposed of four retail centers (Eastfield Mall and Salem Mall in the second quarter, and Greengate Mall and St. Louis Union Station in the third quarter) and its 5% ownership interest in six retail centers (five in the second quarter and one in the fourth quarter.) In the fourth quarter of 1998, the Company acquired the portfolio of office and industrial properties and salable land of an entity in which the Company previously held a 5% ownership interest. The acquired assets consisted of 64 buildings (excluding three which were subsequently sold) and approximately 100 acres of land. Substantially all of the acquired assets are in the Baltimore-Washington metropolitan area. The Company and its affiliates disposed of their interests in two hotels and certain industrial buildings in Baltimore and Columbia and their office properties in Los Angeles in the first quarter of 1998. In June 1999, the Company disposed of its ownership interest in an operating property located in Los Angeles, California.

The Company and its affiliates also completed certain development projects to enhance the quality of its portfolio. A new regional shopping center opened in Orlando, Florida in the first quarter of 1998, and two community retail centers opened in the Summerlin/Las Vegas area in the second quarter of 1998. Expansions of nine retail centers opened in 1998 (three in the first quarter and six in the fourth quarter), and three community retail centers in Columbia were substantially redeveloped. Six office and industrial buildings opened in Las Vegas and Summerlin in 1998, and Arizona Center, in Phoenix was expanded in the first quarter of 1998 to include a 90,000 square foot cinema. In January 1999, an affiliate of the Company opened a new 100,000 square foot office building in Columbia's town center.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Operating results:
-----------------

     As indicated in the 1998 Annual Report to Shareholders, the discussion of operating results covers each of the Company's business segments as management believes that a segment analysis provides the most effective means of understanding the business. Note 5 to the consolidated financial statements should be referred to when reading this discussion and analysis. As discussed in note 5, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. As required by the Statement, segment operating data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those followed for external reporting, except that real estate ventures in which the Company holds substantially all (at least 98%) of the financial interests, but does not own a majority voting interest, are reported on a consolidated basis rather than using the equity method; the Company's share of FFO of unconsolidated real estate ventures in which it holds a minority interest is included in revenues; and the Company's share of depreciation and amortization expense of unconsolidated real estate ventures in which it holds a minority interest is included in depreciation and amortization expense. Also, gains on dispositions of assets and other provisions, net in this discussion and analysis includes the Company's share of those items recorded by the majority financial interest ventures. These differences affect only the reported revenue, operating and interest expenses and depreciation and amortization expense of the segments and elements of gains on dispositions of assets and other provisions, net, and have no effect on the reported net earnings of the Company. Revenues and operating and interest expenses reported for the segments are reconciled to the related amounts reported in the financial statements in note 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Retail Centers:

Operating results of retail properties are summarized as follows (in millions):

                                                 Three months           Six months
                                                 ended June 30,        ended June 30,
                                            ------------------------   --------------
                                                1999         1998       1999    1998
                                            ------------  ----------   ------  ------
Revenues                                      $141.8         $129.7     $287.9  $254.3
Operating expenses, exclusive
 of depreciation and
 amortization                                   67.6           64.7      135.5   127.0
Interest expense                                39.6           33.3       82.6    66.4
                                              ------         ------     ------  ------
                                                34.6           31.7       69.8    60.9
Depreciation and amortization, including
   unconsolidated real estate ventures          15.4           12.4       37.2    26.2
                                              ------         ------     ------  ------

Operating income                              $ 19.2         $ 19.3     $ 32.6  $ 34.7
                                              ======         ======     ======  ======


Revenues from retail centers increased $12.1 and $33.6 for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases in revenues were attributable primarily to effects of the aforementioned acquisitions (approximately $8.8 and $23.8 for the three and six months ended June 30, 1999, respectively) and project openings and expansions (approximately $4.4 and $11.8 for the three and six months ended June 30, 1999, respectively), and higher average occupancy levels at comparable properties (94.6% in 1999 compared to 91.6% in 1998). These increases were partially offset by the aforementioned dispositions (approximately $5.0 and $11.0 for the three and six months ended June 30, 1999, respectively).

Total operating and interest expenses for retail centers increased $9.2 and $24.7 for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases in operating and interest expenses were attributable primarily to the aforementioned acquisitions (approximately $7.1 and $20.8 for the three and six months ended June 30, 1999, respectively), project openings and expansions (approximately $5.1 and $11.4 for the three and six months ended June 30, 1999, respectively) and higher levels of bad debt expense at other properties, primarily those experiencing some construction related operating disruptions. These increases were partially offset by the aforementioned dispositions (approximately $5.4 and $11.9 for the three and six months ended June 30, 1999, respectively). Depreciation and amortization expense increased $3.0 and $11.0 for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases were attributable primarily to the portfolio changes described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Office, Mixed-Use and Other Properties:

Operating results of office, mixed-use and other properties are summarized as follows (in millions):

                                                      Three months           Six months
                                                      ended June 30,        ended June 30,
                                                      ---------------       --------------
                                                      1999       1998       1999        1998
                                                     -----       -----     ------      ------
Revenues                                             $62.6       $51.1     $125.4      $106.6
Operating expenses, exclusive
 of depreciation and
 amortization                                         26.1        24.1       52.9        51.1
Interest expense                                      23.9        18.2       47.8        38.8
                                                     -----       -----     ------      ------
                                                      12.6         8.8       24.7        16.7
Depreciation and amortization, including
   unconsolidated real estate ventures                10.5         8.3       20.7        16.5
                                                     -----       -----     ------      ------

Operating income                                     $ 2.1       $  .5     $  4.0      $   .2
                                                     =====       =====     ======      ======


Revenues from office, mixed-use and other properties increased $11.5 and $18.8 for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases in revenues were attributable primarily to the aforementioned acquisition (approximately $10.3 and $20.5 for the three and six months ended June 30, 1999, respectively) and project openings and expansion (approximately $1.9 and $3.6 for the three and six months ended June 30, 1999, respectively). These increases were partially offset by the dispositions of properties in 1998 (approximately $1.1 and $6.1 for the three and six months ended June 30, 1999, respectively).

Total operating and interest expenses for office, mixed-use and other properties increased $7.7 and $10.8 for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases in operating and interest expenses were attributable primarily to the aforementioned acquisition (approximately $8.2 and $16.7 for three three and six months ended June 30, 1999, respectively) and project openings and expansion (approximately $1.3 and $2.2 for the three and six months ended June 30, 1999, respectively). These increases were partially offset by the aforementioned dispositions (approximately $1.2 and $5.8 for the three and six months ended June 30, 1999, respectively) and lower interest expense related to the refinancing of a mixed-use property. Depreciation and amortization expense increased $2.2 and $4.2 for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases were attributable primarily to the portfolio changes described above.

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

Operating results of land sales operations are summarized as follows (in millions):

                                                           Three months                       Six months
                                                          ended June 30,                    ended June 30,
                                                          --------------                    --------------

                                                      1999              1998            1999              1998
                                                      ----              ----            ----              ----
Hughes Operations:
   Revenues                                           $29.9             $30.3           $ 60.2           $ 98.0
   Operating costs and expenses                        24.8              23.5             48.9             77.8
                                                      -----             -----           ------           ------
   Operating income                                   $ 5.1             $ 6.8           $ 11.3           $ 20.2
                                                      =====             =====           ======           ======

Columbia and other:
   Revenues                                           $14.3             $ 9.4           $ 44.5           $ 32.3
   Operating costs and expenses                         7.9               5.1             24.5             15.7
   Interest expense                                      .8               1.2              1.7              2.2
                                                      -----             -----           ------           ------
   Operating income                                   $ 5.6             $ 3.1           $ 18.3           $ 14.4
                                                      =====             =====           ======           ======

Total:
   Revenues                                           $44.2             $39.7           $104.7           $130.3
   Operating costs and expenses                        32.7              28.6             73.4             93.5
   Interest expense                                      .8               1.2              1.7              2.2
                                                      -----             -----           ------           ------
   Operating income                                   $10.7             $ 9.9           $ 29.6           $ 34.6
                                                      =====             =====           ======           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Revenues from Hughes land sales operations decreased $37.8 for the six months ended June 30, 1999, while related costs and expenses decreased $28.9 compared to the same period in 1998. The decrease in revenues and related costs and expenses for the six months relate primarily to a reduction in sales of business park land, particularly in Los Angeles. The Company sold all of the land in its Los Angeles business park in the first quarter of 1998.

Revenues from land sales operations in Columbia increased $4.9 and $12.2 for the three and six months ended June 30, 1999, respectively, while related costs and expenses increased $2.4 and $8.3, respectively, compared to the same periods in 1998. The increases in revenues and related costs and expenses for the three and six month periods were due primarily to higher levels of sales for residential and commercial uses.

Development:

Development expenses consist primarily of additions to the preconstruction reserve and new business costs. The preconstruction reserve is maintained to provide for costs of projects which may not go forward to completion. New business costs relate to the evaluation of potential regional retail center sites, acquisition and disposition opportunities and alternative revenue sources. The expenses decreased $3.2 million and $1.1 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decreases in expenses are a result of projects progressing to further stages of development and the unexpected recovery of certain costs previously expensed.

Corporate:

Corporate expenses consist of certain interest and operating expenses reduced by costs capitalized or allocated to other segments. Interest is capitalized on corporate funds invested in projects under development, and interest on the proceeds of corporate borrowings and distributions on the Company-obligated mandatorily redeemable preferred securities which are used for other segments are allocated to those segments. Accordingly, corporate interest expense consists primarily of interest on the convertible subordinated debentures which were retired in the second quarter 1999, the unsecured 8% notes issued in the second quarter 1999, the unsecured 8.5% notes, the medium-term notes, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments, and corporate operating expenses consist primarily of general and administrative costs and distributions on the redeemable preferred securities, net of distributions allocated to other segments. These costs decreased $.2 million and increased $1.8 million for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Corporate, continued:

The increase in the six month period was primarily attributable to higher income taxes incurred by certain majority financial interest ventures due to the sales of certain land parcels.

Corporate revenue consists primarily of corporate interest income on cash invested and notes receivable. The revenue increased $.4 million and decreased $.6 million for the three and six months ended June 30, 1999, respectively, due to changes in interest income as a result of fluctuating invested cash balances.

Gain on dispositions of assets and other provisions, net:

Gain on dispositions of assets and other provisions, net, including the Company's share of those recorded by the majority financial interest ventures, is summarized as follows (in millions):

                                                 Three months                    Six months
                                                ended June 30,                 ended June 30,
                                              ------------------              ----------------
                                              1999          1998              1999        1998
                                              ----          ----              ----        ----
Net gain on operating properties             $  7.1         $ 3.7            $  8.6      $ 17.6
Termination benefits related to
 Corporate realignment                         (6.2)           --              (6.2)         --
Other, net                                       .1            .8                .4         1.2
                                             ------         -----            ------      ------
                                             $  1.0         $ 4.5            $  2.8      $ 18.8
                                             ======         =====            ======      ======

The net gain on operating properties in 1999 relates primarily to a gain on the sale of a property in the second quarter of 1999. The net gain in 1998 relates primarily to a reduced provision for a loss on a retail center sold in April 1998 and to a net gain recorded by a majority financial interest venture related to the sale of a hotel property.

During the second quarter of 1999, the Company announced and initiated the consolidation of its Retail Operations and Office and Mixed-Use Operations divisions into a single Property Operations Division. In addition, the Company integrated certain operating, administrative and support functions of the Hughes Division into its Columbia headquarters. The costs relating to these organizational changes of $6.2 million represent primarily severance and other benefits to terminated employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Extraordinary gain(loss), net:

The extraordinary loss for the three and six months ended June 30, 1999 relates to a loss on the extinguishment of the convertible subordinated debentures prior to their scheduled maturity.

The gain for the three and six months ended June 30, 1998 resulted from debt extinguishment in connection with the transfer of title to a property to the related mortgage lender in the second quarter of 1998 ($14.8 million). This gain was partially offset by losses on extinguishment of other debt prior to scheduled maturity ($7.4 million). One of the losses was incurred by a majority financial interest venture. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale were used to repay the debt. The loss related to the majority financial interest venture is net of related taxes.

Net earnings:

Net earnings for the three and six months ended June 30, 1999 and 1998 were affected by unusual and/or nonrecurring items. The most significant of these are the items discussed above in gain on dispositions of assets and other provisions, net, extraordinary loss, net and in 1998, the cumulative effect of change in accounting for participating mortgages.

Financial condition and liquidity:

Shareholders' equity increased by $13.3 million from December 31, 1998 to June 30, 1999. The increase was primarily attributable to the net earnings for the six months ended June 30, 1999 and issuance of common stock pursuant to the Contingent Stock Agreement, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks and purchases of common stock.

The Company had cash and cash equivalents and investments in marketable securities totaling $30.4 million at June 30, 1999, including $4.6 million of investments held for restricted uses.

In July 1998, the Company obtained an $800 million unsecured line of credit facility from a group of lenders to replace a $250 million revolving line of credit facility. The facility is structured as a $350 million 364 day bridge loan facility to fund specific property acquisitions made in the third and fourth quarters of 1998, and a $450 million three-year revolving line of credit. Repayment of borrowings under the new facilities is guaranteed by certain of the Company's majority financial interest ventures. The revolving line of credit may be used for various purposes, including project development costs, property acquisitions, liquidity

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Financial condition and liquidity, continued:

     and other corporate needs. It may also be used to pay some portion of existing debt, including maturities in 1999. At June 30, 1999, the Company had outstanding borrowings of $195 million under the line of credit. In April 1999, the Company used a portion of the proceeds from a new mortgage secured by an operating property to repay the bridge loan facility.

     As of June 30, 1999, debt due in one year was $91 million, including balloon payments due in the first half of 2000 of $30 million. These balloon payments are expected to be paid at or before the scheduled maturity dates of the related loans from the proceeds of property refinancings, credit facility borrowings, proceeds of the sales of property interests held for sale, or other available corporate funds. The Company had remaining availability under its revolving credit facility of $255 million at June 30, 1999. There is no availability under the bridge loan facility, and this facility has expired. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating sales of other operating properties. The Company may, however, selectively dispose of operating properties or groups of operating properties when it believes it is prudent to do so.

     The Company has a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities. On May 4, 1999, the Company issued $200 million of unsecured 8% notes, due in May 2009, under this registration statement. The Company used the net proceeds of approximately $198 million to repay the convertible subordinated debentures and certain other debt. At June 30, 1999, the Company had issued approximately $358 million of common stock and debt securities (including the unsecured notes referred to above) under the shelf registration statement, with a remaining availability of approximately $1.9 billion. Also, under an effective registration statement the Company may issue additional medium-term notes of up to $29.7 million.

     Net cash provided by operating activities was $103.3 million and $172.7 million for the six months ended June 30, 1999 and 1998, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents and other revenues and payment of operating and interest expenses. The decrease in net cash provided of $69.4 million was due primarily to lower proceeds from land sales and on notes receivable from land sales that the Company financed prior to 1998, and lower operating distributions from unconsolidated majority financial interest ventures. The level of cash provided by operating distributions from unconsolidated majority financial interest ventures is affected by the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Financial condition and liquidity, continued:

     timing of receipt of their land sales revenues, payment of operating and interest expenses and other sources and uses of cash. Other changes in net cash provided by operating activities were due to the factors discussed previously under the operating results of the four major business segments.

     Net cash used in investing activities was $35.5 million and $104.9 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in net cash used of $69.4 million was due primarily to higher proceeds from sales of interests in properties (primarily Valley Fair Mall) and a decrease in expenditures for properties in development partially offset by lower payments received on loans to majority financial interest ventures.

     Net cash used by financing activities was $79.7 million and $115.3 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in net cash used of $35.6 million was due primarily to lower repayments of property debt ($164.0 million) partially offset by higher repayments of other debt ($112.6 million), primarily with proceeds from sales of operating properties.

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

     In 1996, the Company adopted a plan to replace virtually all of its management information and accounting systems. This plan was adopted in the context of the Company's long-term Information Systems strategy. In accordance with this plan, all mission-critical IT systems have been replaced with systems that have been certified by the vendors as Y2K compliant. To date, the Company has implemented new financial accounting, accounts payable, property management, human resources, payroll and leasing systems. The Company completed testing of all new mission-critical systems in the second quarter and has addressed all Y2K compliance issues identified during testing. In addition, in connection with the Company's normal upgrade and replacement process, all new network and desktop equipment meet the requirements for Y2K. The hardware and software that supports the Company's local and wide area networks have been tested. All network components identified as not Y2K compliant have been replaced or upgraded with hardware or software

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Year 2000 issue, continued:

     that is Y2K compliant. The cost to specifically remediate Y2K issues has not been material.

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

     It is very difficult to identify "the most reasonably likely worst-case scenario." The Company's exposure is widely spread, with no known major direct exposure. The Company believes that the most likely worst-case exposure is at the indirect level, involving vendors, suppliers and tenants. For example, there could be failures in the information systems of certain tenants that may delay the payment of rents. While it is not possible at this time to determine the likely impact of these potential problems, the Company has identified the top 20 tenants, ten anchor stores, five banks, three contractors and three third party benefit administrators with which it does business. The Company is continuing its review of Form 10-K and Form 10-Q reports and Y2K compliance statements for those entities identified which are publicly owned. In addition, a Y2K compliance letter and questionnaire will be sent to any of these entities that have not provided a public statement disclosing the status of their Y2K compliance efforts. Upon completion of this review, the Company will determine whether specific contingency plans should be developed. There can be no assurance, however, that the Company has adequately assessed or identified all aspects of its business which may be affected by Y2K issues, and that Y2K issues including those that may affect its vendors, suppliers and tenants, will not have a material adverse effect on the Company's financial condition or results of operations.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk:


Market risk information:

     The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., revolving credit facility advances) or finance project acquisition or development costs (e.g., construction loan advances). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long-term, fixed rate, nonrecourse loans from institutional lenders to finance its operating properties. In addition, long-term, fixed rate financing is typically arranged concurrently with or shortly after a variable rate project acquisition or construction loan is negotiated. The Company also makes limited use of interest rate exchange agreements, including interest rate swaps and caps, to mitigate its interest rate risk on variable rate debt. The Company does not enter into interest rate exchange agreements for speculative purposes and the fair value of these and other derivative financial instruments is insignificant at June 30, 1999.

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

                                            Remaining
                                              1999    2000    2001    2002    2003   Thereafter   Total
                                             -----   -----   -----   -----   -----   ----------   ------
Fixed rate debt                              $  34   $  54   $ 201   $  86   $ 403      $ 2,019    $ 2,797
Average interest rate                          7.8%    7.8%    7.9%    7.9%    7.9%         7.9%       7.8%

Variable rate LIBOR debt                     $   1   $ 106   $ 288   $  66   $   2      $    51    $   514
Average interest rate                          5.9%    5.9%    5.6%    6.1%    6.1%         6.1%       5.9%

     At June 30, 1999, the Company had interest rate cap agreements which effectively limit the average interest rate on all of the variable rate LIBOR debt maturing in 2002 to 9.0%.

     As the table incorporates only those exposures that exist as of June 30, 1999, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after June 30, 1999, the Company's hedging strategies during that period and interest rates.

Part II.  Other Information.

Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities and Use of Proceeds.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits
               Reference is made to the Exhibit Index.
          (b)  Reports on Form 8-K
               Current Report on Form 8-K filed April 21, 1999 to file the consents of KPMG LLP, PricewaterhouseCoopers LLP and Deloitte & Touche LLP to incorporate by reference certain of their reports into certain Registration
               Statements of The Rouse Company.

          Signatures
          ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   on behalf of
                                   THE ROUSE COMPANY and as

                              Principal Financial Officer:


Date: August 13, 1999         By /s/ Jeffrey H. Donahue
      ---------------            ----------------------
                                 Jeffrey H. Donahue
                                 Executive Vice President and
                                 Chief Financial Officer


                              Principal Accounting Officer:


Date: August 13, 1999         By /s/ Melanie M. Lundquist
      ---------------            ------------------------
                                 Melanie M. Lundquist
                                 Vice President and
                                 Controller

                                 Exhibit Index


Exhibit Number                     Description
--------------                     -----------

 27                      Financial Data Schedule