Form 10-Q
period 1999-09-30
ROUSE COMPANY
filed 1999-11-15
CIK 85388

                                   Form 10-Q


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 1999
                                        ------------------------

                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------   --------------

                          Commission File Number 0-1743
                                                 -------

                                The Rouse Company
             (Exact name of registrant as specified in its charter)

           Maryland                                    52-0735512
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    10275 Little Patuxent Parkway
       Columbia, Maryland                             21044-3456
----------------------------------------          ------------------
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

               Yes   X           No
                    ---              ---

Indicate the number of shares outstanding of the issuer's common stock as of November 1, 1999:

Common Stock, $0.01 par value                       71,965,836
-----------------------------               ------------------------------
       Title of Class                              Number of Shares

Part I.  Financial Information
Item 1.  Financial Statements:

                       THE ROUSE COMPANY AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
             Three and Nine Months Ended September 30, 1999 and 1998
           (Unaudited, in thousands except per share amounts, note 1)

                                                                Three months                           Nine months
                                                             ended September 30,                  ended September 30,
                                                      --------------------------------     --------------------------------
                                                           1999              1998               1999              1998
                                                      --------------   ---------------     --------------    --------------
Revenues:
   Retail centers                                     $      122,513   $       123,018     $      370,899   $       345,167
   Office, mixed-use and other                                53,167            39,426            156,561           118,116
   Land sales operations                                         397             1,126              4,181            32,756
   Corporate investment income
    (loss), net                                                 (433)              438                646             1,906
                                                      --------------   ---------------     --------------    --------------
    Total revenues                                           175,644           164,008            532,287           497,945
                                                      --------------   ---------------     --------------    --------------

Operating expenses, exclusive of provision for
   bad debts, depreciation and amortization:
       Retail centers                                         57,209            58,197            171,618           169,318
       Office, mixed-use and other                            22,284            15,736             61,328            48,499
       Land sales operations                                      30               524              3,550            23,688
       Development                                             1,009            (1,052)                24             3,452
       Corporate                                               2,721             3,780             10,889            12,351
                                                      --------------   ---------------     --------------    --------------
                                                              83,253            77,185            247,409           257,308
                                                      --------------   ---------------     --------------    --------------
Interest expense:
   Retail centers                                             35,711            32,855            110,961            93,021
   Office, mixed-use and other                                21,833            16,546             65,443            49,891
   Land sales operations                                         208               182                643               713
   Corporate                                                   2,370             2,634              6,533             8,330
                                                      --------------   ---------------     --------------    --------------
                                                              60,122            52,217            183,580           151,955
                                                      --------------   ---------------     --------------    --------------

Provision for bad debts                                        1,974             1,926              6,350             3,716

Depreciation and amortization                                 23,834            20,514             73,913            56,713
                                                      --------------   ---------------     --------------    --------------
    Total expenses                                           169,183           151,842            511,252           469,692
                                                      --------------   ---------------     --------------    --------------

Earnings before equity in
  earnings of unconsolidated
  real estate ventures and
  income taxes                                                 6,461            12,166             21,035            28,253

         The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES
    Consolidated Statements of Operations and Comprehensive Income, continued
             Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited, in thousands except per share amounts, note 1)


                                              Three months                  Nine months
                                           ended September 30,          ended September 30,
                                       ------------------------     -------------------------
                                           1999         1998            1999          1998
                                       -----------   ----------     -----------    ----------
Equity in earnings of
   unconsolidated real estate
   ventures (note 3)                   $    20,281   $   16,772     $    62,028    $   62,511
Current income taxes                          (108)         (37)           (265)         (236)
                                       -----------   ----------     -----------    ----------
Earnings before gain (loss) on
 dispositions of assets and
 other provisions, net,
 extraordinary items and
 cumulative effect of change
 in accounting principle                    26,634       28,901          82,798        90,528

Gain (loss) on dispositions of
   assets and other provisions,
   net (note 6)                                 23       (7,389)          1,747        (5,220)
                                       -----------   ----------     -----------    ----------
Earnings before extraordinary
   items and cumulative effect
   of change in accounting
   principle                                26,657       21,512         84,545         85,308

Extraordinary gain (loss),
 net (note 7)                                   (3)      (1,901)          (913)         4,674

Cumulative effect at
   January 1, 1998 of change
   in accounting for participating
   mortgages                                   ---          ---            ---         (4,629)
                                       -----------   ----------     ----------     ----------
       Net earnings                         26,654       19,611         83,632         85,353

Other items of comprehensive
 income (loss) - minimum pension
 liability adjustment                         (334)         ---         (1,002)           ---
                                       -----------   ----------     ----------     ----------
       Comprehensive income            $    26,320   $   19,611     $   82,630     $   85,353
                                       ===========   ==========     ==========     ==========
       Net earnings applicable
           to common shareholders      $    23,616   $   16,573     $   74,518     $   76,239
                                       ===========   ==========     ==========     ==========

                       THE ROUSE COMPANY AND SUBSIDIARIES
    Consolidated Statements of Operations and Comprehensive Income, continued
             Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited, in thousands except per share amounts, note 1)

                                                                   Three months                Nine months
                                                                ended September 30,        ended September 30,
                                                            ------------------------     ------------------------
                                                               1999         1998           1999           1998
                                                            ----------   -----------     ---------     ----------
EARNINGS PER SHARE OF
   COMMON STOCK (note 8):
Basic:
   Earnings before extra-
     ordinary items                                         $      .33   $       .27     $    1.04     $     1.12
   Extraordinary gain (loss)                                       ---          (.03)         (.01)           .07
   Cumulative effect of change
     in accounting principle                                       ---           ---           ---           (.07)
                                                            ----------   -----------     ---------     ----------
             Total                                          $      .33   $       .24     $    1.03     $     1.12
                                                            ==========   ===========     =========     ==========

Diluted:
   Earnings before extra-
     ordinary items                                         $      .32   $       .27     $    1.03     $     1.11
   Extraordinary gain (loss)                                       ---          (.03)         (.01)           .07
   Cumulative effect of change
     in accounting principle                                       ---           ---           ---           (.07)
                                                            ----------   -----------     ---------     ----------
             Total                                          $      .32   $       .24     $    1.02     $     1.11
                                                            ==========   ===========     =========     ==========

DIVIDENDS PER SHARE:
   Common stock                                             $      .30   $       .28     $     .90     $      .84
                                                            ==========   ===========     =========     ==========
   Preferred stock                                          $      .75   $       .75     $    2.25     $     2.25
                                                            ==========   ===========     =========     ==========

         The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                    (in thousands, except share data, note 1)


                                                 September 30,  December 31,
                                                     1999          1998
                                                  (Unaudited)
                                                 -------------  ------------
Assets:
 Property:
   Operating properties:
     Property and deferred costs
       of projects                                $3,828,711        $4,718,727
     Less accumulated depreciation
       and amortization                              570,329           578,311
                                                  ----------        ----------
                                                   3,258,382         4,140,416
   Properties in development                         243,363           167,360
   Properties held for sale                           74,724           165,894
                                                  ----------        ----------

     Total property                                3,576,469         4,473,670

 Investments in and advances to unconsolidated
  real estate ventures (note 3)                      533,840           322,066

 Prepaid expenses, receivables under finance
  leases and other assets                            243,474           241,040

 Accounts and notes receivable                        70,666            75,917

 Investments in marketable securities                  4,574             4,256

 Cash and cash equivalents                            32,135            37,694
                                                  ----------        ----------
     Total                                        $4,461,158        $5,154,643
                                                  ==========        ==========


The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued
                    September 30, 1999 and December 31, 1998
                    (in thousands, except share data, note 1)


                                                     September 30,   December 31,
                                                        1999             1998
                                                      (Unaudited)
                                                     ------------    ------------
Liabilities:
  Debt (note 4):
    Property debt not carrying a Parent
      Company guarantee of repayment                $   2,512,960    $  2,865,119
    Parent Company debt and debt carrying a
      Parent Company guarantee of repayment:
        Property debt                                     161,566         161,986
        Convertible subordinated debentures                   ---         128,515
        Other debt                                        693,500         903,200
                                                     ------------    ------------
                                                          855,066       1,193,701
                                                     ------------    ------------
      Total debt                                        3,368,026       4,058,820
                                                     ------------    ------------

  Accounts payable, accrued expenses
    and other liabilities                                 312,377         329,932

Company-obligated mandatorily redeemable
    preferred securities of a trust holding
    solely Parent Company subordinated debt
    securities                                            136,965         136,965

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500                                                   41              41
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 72,275,834
    shares issued in 1999 and 72,225,223
    shares issued in 1998                                     722             723
  Additional paid-in capital                              842,800         836,508
  Accumulated deficit                                    (196,945)       (206,520)
  Accumulated other comprehensive income (loss)            (2,828)         (1,826)
                                                     ------------    ------------
    Net shareholders' equity                              643,790         628,926
                                                     ------------    ------------
      Total                                          $  4,461,158    $  5,154,643
                                                     ============    ============

 The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                        (Unaudited, in thousands, note 1)


                                                               1999             1998
                                                            ---------        ---------
Cash flows from operating activities:
  Rents and other revenues received                         $ 526,424        $ 453,676
  Proceeds from land sales and on notes receivable
    from land sales                                            24,016           72,007
  Interest received                                            12,563            8,014
  Operating expenditures                                     (258,638)        (234,550)
  Interest paid                                              (184,977)        (131,804)
  Dividends, interest and other operating
   distributions received from unconsolidated
   majority financial interest ventures                        35,975           48,036
                                                            ---------        ---------
    Net cash provided by operating activities                 155,363          215,379
                                                            ---------        ---------
Cash flows from investing activities:
  Expenditures for properties in development
   and improvements to existing properties
   funded by debt                                            (155,371)        (237,077)
  Expenditures for property acquisitions                          ---         (251,106)
  Expenditures for improvements to existing
   properties funded by cash provided by
   operating activities:
      Tenant leasing and remerchandising                       (1,677)          (5,272)
      Building and equipment                                  (13,777)          (8,306)
  Payments received on loans (advances made) to
   unconsolidated majority financial interest
   ventures                                                   (44,133)          27,914
  Proceeds from sales of operating properties
   and other investments                                      126,875           34,141
  Other                                                        (8,818)           5,683
                                                            ---------        ---------
    Net cash used by investing activities                     (96,901)        (434,023)
                                                            ---------        ---------
Cash flows from financing activities:
  Proceeds from issuance of property debt                     233,062          232,121
  Repayments of property debt:
   Scheduled principal payments                               (36,717)         (34,306)
   Other payments                                             (80,853)        (167,491)
  Proceeds from issuance of other debt                        200,248          455,971
  Repayments of other debt                                   (268,323)        (218,422)
  Proceeds from issuance of common stock                          ---           43,429
  Purchases of Company common stock                           (31,016)         (65,819)
  Dividends paid                                              (74,053)         (66,006)
  Other                                                        (6,369)          (5,831)
                                                            ---------        ---------
    Net cash provided (used) by financing
      activities                                              (64,021)         173,646
                                                            ---------        ---------
Net decrease in cash and cash equivalents                      (5,559)         (44,998)
Cash and cash equivalents at beginning of period               37,694           87,100
                                                            ---------        ---------
Cash and cash equivalents at end of period                  $  32,135        $  42,102
                                                            =========        =========

The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
                  Nine Months Ended September 30, 1999 and 1998
                        (Unaudited, in thousands, note 1)

                                                          1999          1998
                                                        --------       --------
Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings                                            $ 83,632       $ 85,353
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                         73,913         56,713
    (Gain) loss on dispositions of assets
      and other provisions, net                           (1,747)         5,220
    Undistributed earnings of majority
      financial interest ventures                        (33,236)       (26,549)
    Extraordinary (gain) loss, net                           913         (4,674)
    Cumulative effect of change in accounting
      principle                                              ---          4,629
    Provision for bad debts                                6,350          3,716
    Participation expense pursuant to
      Contingent Stock Agreement                          20,984         37,651
    Decrease in operating assets and
      liabilities, net                                     4,554         48,646
                                                        --------       --------
Net cash provided by operating activities               $155,363       $215,379
                                                        ========       ========

Schedule of Noncash Investing and Financing
  Activities:
  Common stock issued pursuant to Contingent
    Stock Agreement                                     $ 34,491       $ 65,023
  Property and other assets contributed to an
    unconsolidated real estate venture                   701,105            ---
  Mortgage debt, other debt and other liabilities
    related to property and other assets
    contributed to an unconsolidated real
    estate venture                                       432,525            ---
  Other debt repaid in the formation of an
    unconsolidated real estate venture                   271,233            ---
  Capital lease obligations incurred                       1,589            ---
  Mortgage debt assumed by purchaser of
    a property                                            40,000        192,618
  Common stock issued upon conversion of
    convertible subordinated debentures                      ---          1,484
  Termination of capital lease obligation                    ---         46,387
                                                        ========       ========

                       THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1999

(1) Principles of statement presentation
----------------------------------------

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

(2) Tax status
--------------

      The Company determined that it would elect to be taxed as a real estate investment trust (REIT) effective January 1, 1998 pursuant to the Internal Revenue Code, as amended. Management believes the Company met the qualifications for REIT status as of September 30, 1999, and intends for it to continue to meet the qualifications in the future. Accordingly, management does not expect that the Company will be liable for significant income taxes at the Federal level or in most states in which it operates in 1999 and future years.

      In connection with its election to be taxed as a REIT, the Company elected to be subject to the "built-in gain" rules. Under these rules, taxes will be payable to the extent that the net unrealized gains on the Company's assets (calculated as of the date of conversion to REIT status) are recognized in taxable dispositions during the ten-year period following the conversion. At September 30, 1999, these net unrealized gains were approximately $2,200,000,000 and the Company's regular tax net operating loss carryforward was sufficient to offset built-in gains on assets the Company has identified for disposition. Therefore, no net deferred tax liability for built-in gain taxes has been recognized. It may however, be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued



(3) Unconsolidated real estate ventures
---------------------------------------

       Investments in and advances to unconsolidated real estate ventures at September 30, 1999 and December 31, 1998 are summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                               September 30,       December 31,
                                                   1999                1998
                                                ----------          ----------
     Majority financial interest ventures       $  354,784          $  270,085
     Joint interest and control ventures               ---               1,140
     Minority interest ventures                    179,056              50,841
                                                ----------          ----------
                Total                           $  533,840           $ 322,066
                                                ==========          ==========

       The equity in earnings of unconsolidated real estate ventures for the three and nine months ended September 30, 1999 and 1998 is summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                                   Three months           Nine months
                                               ended September 30      ended September 30
                                              -------------------     -------------------
                                                  1999     1998          1999       1998
                                               --------  --------     --------  ---------
     Majority financial interest ventures      $ 15,187  $ 14,525     $ 49,309  $  55,566
     Minority interest ventures                   5,094     2,247       12,719      6,945
                                               --------  --------     --------  ---------
           Total                               $ 20,281  $ 16,772     $ 62,028  $  62,511
                                               ========  ========     ========  =========


                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(3)    Unconsolidated real estate ventures, continued
       ----------------------------------------------

       The condensed, combined balance sheets of the ventures in which the Company holds majority financial interests at September 30, 1999 and December 31, 1998 are summarized as follows (in thousands):


                                                     September 30,       December 31,
                                                         1999                1998
                                                     ------------        -----------
  Assets:
     Operating properties, net                        $  345,669         $   244,470
     Properties in development                            31,869              66,442
     Land held for development and sale                  219,773             236,999
     Investment land                                      36,144              41,156
     Investments in and advances to
           unconsolidated real estate ventures           124,300              32,586
     Advances to the Company                               2,802             112,310
     Prepaid expenses, receivables under
           finance leases and other assets                35,677              31,453
     Deferred tax asset                                   37,046              53,662
     Accounts and notes receivable                        82,473              74,736
     Cash and cash equivalents                             3,680                 ---
                                                      ----------         -----------
       Total                                          $  919,433         $   893,814
                                                      ==========         ===========
  Liabilities and shareholders' deficit:
     Loans and advances from the Company              $  524,990         $   488,363
     Mortgages payable and other long-term debt          335,213             332,945
     Other liabilities                                    78,708             116,244
     Redeemable Series A Preferred stock                  50,000              50,000
     Shareholders' deficit                               (69,478)            (93,738)
                                                      ----------         -----------
       Total                                          $  919,433         $   893,814
                                                      ==========         ===========

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(3)    Unconsolidated real estate ventures, continued
-----------------------------------------------------

       The condensed combined statements of operations of the ventures in which the Company holds a majority financial interest for the three and nine months ended September 30, 1999 and 1998 are summarized as follows (in thousands):

                                              Three months               Nine months
                                           ended September 30,        ended September 30,
                                         ---------------------     -----------------------
                                           1999        1998          1999          1998
                                         ---------   ----------     ----------    ---------
   Revenues, excluding interest
     on advances to the Company          $  73,580   $   59,621     $  226,688    $ 212,883

   Interest income on advances
     to the Company                            ---          ---          2,577          ---

   Operating expenses                      (42,790)     (37,576)      (133,702)    (124,718)

   Interest expense, excluding
     interest on borrowings from
     the Company                            (2,064)      (1,809)        (7,501)      (6,521)

   Interest expense on borrowings
     from the Company                      (10,881)     (14,899)       (40,175)     (48,036)

   Depreciation and amortization            (2,960)      (2,489)        (8,923)      (7,543)

   Equity in earnings of
     unconsolidated real estate
     ventures                                  750           13          1,462          862

   Gain (loss) on dispositions of
     assets and other provisions, net        1,633         (123)         2,515       15,723

   Income taxes                             (6,840)      (1,358)       (18,681)     (18,095)

   Extraordinary loss, net                     ---          ---            ---         (925)
                                         ---------   ----------     ----------    ---------

         Net earnings                    $  10,428   $    1,380      $   24,260   $  23,630
                                         =========   ==========      ==========   =========

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(3)    Unconsolidated real estate ventures, continued
-----------------------------------------------------

       The Company's share of the earnings before extraordinary items of the ventures for the three and nine months ended September 30, 1999 and 1998 is summarized as follows (in thousands):

                                           Three months              Nine months
                                        ended September 30,      ended September 30,
                                       -------------------     ----------------------
                                         1999       1998          1999        1998
                                       --------   --------     ---------    ---------
       Share of net earnings based
         on ownership interest         $ 10,347   $  1,366     $  24,018    $  23,394
       Share of extraordinary loss          ---        ---           ---          916
       Participation by others in
         the Company's share of
         earnings                        (8,497)    (3,980)      (19,902)     (19,019)
       Interest on loans to and
         advances from the ventures,
         net                             10,881     14,899        37,598       48,036
       Eliminations and other, net        2,456      2,240         7,595        2,239
                                       --------   --------     ---------    ---------

                                       $ 15,187   $ 14,525     $  49,309    $  55,566
                                       ========   ========     =========    =========


(4)    Debt
-----------
    Debt at September 30, 1999 and December 31, 1998 is summarized as follows
      (in thousands):

                                    September 30, 1999           December 31, 1998
                                    ------------------           -----------------
                                                   Due in                     Due in
                                    Total         one year       Total       one year
                                 ------------    ---------    ------------  ---------
    Mortgages and bonds          $  2,555,541    $  70,706    $  2,948,324  $ 159,171
    Convertible subordi-
      nated debentures                    ---          ---         128,515        ---
    Medium-term notes                  91,500       10,000          97,500      6,000
    Credit line borrowings            224,000          ---         602,000    304,000
    Unsecured corporate
      notes                           378,000          ---         178,000        ---
    Other loans                       118,985          902         104,481     27,294
                                 ------------    ---------    ------------  ---------
      Total                      $  3,368,026    $  81,608    $  4,058,820  $ 496,465
                                 ============    =========    ============  =========

       The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(5) Segment information
-----------------------

       In 1998, the Company adopted Statement of Financial Accounting Standards
         No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting financial information about operating segments and provides for a "management approach" to identifying the reportable segments in place of the industry segment approach used previously.

       The Company has five reportable segments: retail centers, office, mixed-use and other properties, land sales operations, development and corporate. Segment operating results are measured and assessed based on a performance measure referred to as Funds from Operations (FFO). The Company defines FFO as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items, gains or losses from sales of properties, depreciation and amortization and deferred income taxes. Additionally, equity in earnings of unconsolidated ventures and minority interests have been adjusted to reflect FFO on the same basis. The method used by the Company to compute FFO may differ from methods used by other REITs. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles. It is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

       The accounting policies of the segments are the same as those of the Company, except that real estate ventures in which the Company holds substantially all (at least 98%) of the financial interest but does not own a majority voting interest (majority financial interest ventures) are accounted for on a consolidated basis, rather than using the equity method. Additionally, the Company's share of FFO of unconsolidated real estate ventures in which it holds a minority interest is included in revenues.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(5) Segment Information, continued
----------------------------------

       Funds from Operations for the segments for the three and nine months ended September 30, 1999 and 1998 are summarized as follows
         (in thousands):


                                           Office, Mixed-       Land
                            Retail         Use and Other        Sales
                            Centers         Properties        Operations      Development     Corporate        Total
                          -----------      -----------       ------------     -----------    -----------     -----------
Three months ended
September 30, 1999
------------------
    Revenues              $   143,780      $    63,528       $     47,798       $     ---     $     (127)    $   254,979
    Operating expenses*        67,801           28,998             35,804             648          3,518         136,769
    Interest expense           39,510           23,971                880             ---         (2,175)         62,186
                          -----------      -----------       ------------     -----------    -----------     -----------
         FFO              $    36,469      $    10,559       $     11,114       $    (648)    $   (1,470)    $    56,024
                          ===========      ===========       ============       =========     ==========     ===========

Three months ended
September 30, 1998
------------------
    Revenues              $   141,245      $    49,441       $     35,641      $      ---     $      585     $   226,912
    Operating expenses*        68,529           22,813             26,849          (1,052)         5,552         122,691
    Interest expense           35,786           18,473                941             ---         (1,174)         54,026
                          -----------      -----------       ------------     -----------    -----------     -----------
         FFO              $    36,930      $     8,155       $      7,851      $    1,052     $   (3,793)    $    50,195
                          ===========      ===========       ============      ==========     ==========     ===========

Nine months ended
September 30, 1999
------------------
    Revenues              $   431,637      $   188,944       $    152,576      $      ---     $    1,336     $   774,493
    Operating expenses*       203,267           81,926            109,252           1,949         14,145         410,539
    Interest expense          122,066           71,728              2,619             ---         (5,332)        191,081
                          -----------      -----------       ------------     -----------    -----------     -----------
         FFO              $   106,304      $    35,290       $     40,705      $   (1,949)    $   (7,477)    $   172,873
                          ===========      ===========       ============      ==========     ==========     ===========

Nine months ended
September 30, 1998
------------------
    Revenues              $   395,579      $   156,101       $    165,993      $      ---     $    2,668     $   720,341
    Operating expenses*       195,592           73,921            120,328           3,452         14,398         407,691
    Interest expense          102,197           57,292              3,240             ---         (4,253)        158,476
                          -----------      -----------       ------------     -----------    -----------     -----------
         FFO              $    97,790      $    24,888       $     42,425      $   (3,452)    $   (7,477)    $   154,174
                          ===========      ===========       ============      ==========     ==========     ===========

*  Operating expenses in this table exclude depreciation and amortization.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment Information, continued
----------------------------------

       Reconciliations of total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to earnings before extraordinary items and cumulative effect of change in accounting principle in the consolidated financial statements for the three months ended September 30, 1999 and 1998 are summarized as follows (in thousands):

                                                                              Three months
                                                                            ended September 30,
                                                                     ----------------------------------
                                                                         1999                 1998
                                                                     ------------          ------------
       Revenues:
           Total reported above                                      $    254,979          $    226,912
           Revenues of majority financial interest
             ventures excluding interest on advances
             to the Company                                               (73,580)              (59,621)
           Revenues representing the Company's share of
             FFO of minority financial interest ventures                   (5,608)               (3,131)
           Other                                                             (147)                 (152)
                                                                     ------------          ------------
               Total in consolidated financial statements            $    175,644          $    164,008
                                                                     ============          ============
       Operating expenses, exclusive of depreciation
            and amortization:
           Total reported above                                      $    136,769          $    122,691
           Operating expenses of majority financial
             interest ventures                                            (42,790)              (37,576)
           Current income taxes applicable to operations                     (108)                  (37)
           Current income taxes of majority financial
             interest ventures                                                 28                (1,875)
           Provision for bad debts                                         (1,974)               (1,926)
           Participation by others in the Company's share of
             earnings of majority financial interest ventures              (8,497)               (3,980)
           Other                                                             (175)                 (112)
                                                                     ------------          ------------
               Total in consolidated financial statements            $     83,253          $     77,185
                                                                     ============          ============
       Interest expense:
           Total reported above                                      $     62,186          $     54,026
           Interest expense of majority financial
             interest ventures excluding interest on
             borrowings from the Company                                   (2,064)               (1,809)
                                                                     ------------          ------------
               Total in consolidated financial statements            $     60,122          $     52,217
                                                                     ============          ============
       Operating results:
           FFO reported above                                        $     56,024          $     50,195
           Depreciation and amortization                                  (23,834)              (20,514)
           Gain (loss) on dispositions of assets and other
             provisions, net                                                   23                (7,389)
           Share of depreciation and amortization, gain (loss)
             on disposition of assets and deferred income
             taxes of unconsolidated real estate ventures, net             (5,556)                 (780)
                                                                     -------------          ------------
           Earnings before extraordinary items and cumulative
             effect of change in accounting principle in
             consolidated financial statements                       $     26,657          $     21,512
                                                                     ============          ============

----------------------------------

       Reconciliations of total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to earnings before extraordinary items and cumulative effect of change in accounting principle in the consolidated financial statements for the nine months ended September 30, 1999 and 1998 are summarized as follows (in thousands):

                                                                            Nine months
                                                                         ended September 30,
                                                                ----------------------------------
                                                                   1999                   1998
                                                                ------------          ------------
       Revenues:
           Total reported above                                 $    774,493          $    720,341
           Revenues of majority financial interest
             ventures excluding interest on advances
             to the Company                                         (226,688)             (212,883)
           Revenues representing the Company's share of
             FFO of minority financial interest ventures             (15,098)               (9,061)
           Other                                                        (420)                 (452)
                                                                ------------          ------------
               Total in consolidated financial statements       $    532,287          $    497,945
                                                                ============          ============
       Operating expenses, exclusive of depreciation
            and amortization:
           Total reported above                                 $    410,539          $    407,691
           Operating expenses of majority financial
             interest ventures                                      (133,702)             (124,718)
           Current income taxes applicable to operations                (265)                 (236)
           Current income taxes of majority financial
             interest ventures                                        (2,440)               (2,169)
           Provision for bad debts                                    (6,350)               (3,716)
           Participation by others in the Company's
             share of earnings of majority financial
             interest ventures                                       (19,902)              (19,019)
           Other                                                        (471)                 (525)
                                                                ------------          ------------
               Total in consolidated financial statements       $    247,409          $    257,308
                                                                ============          ============
       Interest expense:
           Total reported above                                 $    191,081          $    158,476
           Interest expense of majority financial
             interest ventures excluding interest on
             borrowings from the Company                              (7,501)               (6,521)
                                                                ------------          ------------
               Total in consolidated financial statements       $    183,580          $    151,955
                                                                ============          ============
       Operating results:
           FFO reported above                                   $    172,873          $    154,174
           Depreciation and amortization                             (73,913)              (56,713)
           Gain (loss) on dispositions of assets and other
             provisions, net                                           1,747                (5,220)
           Depreciation and amortization, gain (loss) on
             disposition of assets and deferred income
             taxes of unconsolidated real estate ventures, net       (16,162)               (6,933)
                                                                ------------          ------------
           Earnings before extraordinary items and
             cumulative effect of change in
             accounting principle in consolidated
             financial statements                               $     84,545          $     85,308
                                                                ============          ============

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(5) Segment Information, continued
----------------------------------

The assets by segment at September 30, 1999 and December 31, 1998 are as follows (in thousands):

                                      September 30,          December 31,
                                          1999                    1998
                                      ------------           -------------

         Retail centers               $  2,906,358           $   3,636,874
         Office, mixed-use and other
              properties                 1,501,816               1,417,622
         Land sales operations             425,331                 438,805
         Development                        21,577                  61,166
         Corporate                          36,771                  57,933
                                      ------------           -------------
              Total                   $  4,891,853           $   5,612,400
                                      ============           =============

       Total segment assets exceeds total assets reported in the financial statements primarily because of the consolidation of the majority financial interest ventures for segment reporting purposes.

(6) Gain (loss) on dispositions of assets and other provisions, net
-------------------------------------------------------------------

Gain (loss) on dispositions of assets and other provisions, net, is summarized as follows (in thousands):

                                                      Three months                            Nine months
                                                  ended September 30,                     ended September 30,
                                             ------------------------------         -------------------------------
                                                1999               1998                 1999               1998
                                             ---------         ------------         -----------        ------------
      Net gain (loss) on operating
      properties                             $      23         $     (7,358)         $    7,476        $     (5,824)
      Termination benefits
          related to corporate
          realignment                              ---                  ---              (6,248)               ---
      Other, net                                   ---                  (30)                519                 604
                                             ---------         ------------         -----------        ------------
                                             $      23         $     (7,389)        $     1,747        $     (5,220)
                                             =========         ============         ===========        ============

       The net gain on operating properties in 1999 relates primarily to a gain on the sale of a property in the second quarter of 1999. The net loss in 1998 relates primarily to a loss on a disposal of a retail property in the third quarter of 1998 partially offset by a reduced provision for a loss recorded in the first quarter, relating to a retail center sold in April 1998.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(6) Gain on dispositions of assets and other provisions, net, continued
-----------------------------------------------------------------------

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

(7)    Extraordinary gain(loss), net
------------------------------------

       The extraordinary loss for the nine months ended September 30, 1999 relates to a loss on the extinguishment of the convertible subordinated debentures prior to their scheduled maturity.

       The gain for the nine months ended September 30, 1998 resulted from debt extinguished in connection with the transfer of title to a property to the related mortgage lender in the second quarter of 1998 ($14.8 million). This gain was partially offset by losses on extinguishments of other debt prior to scheduled maturities. The loss for the three months ended September 30, 1998 resulted from extinguishment of debt prior to its scheduled maturity. One of the losses in the nine months ended September 30, 1998 was incurred by a majority financial interest venture. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale was used to repay the debt. The loss related to the majority financial interest venture is net of related income taxes.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(8) Earnings per share
    ------------------

    Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended September 30, 1999 and 1998 is summarized as follows (in thousands):

                                       1999                1998
                                 ------------------   ------------------
                                  Basic    Diluted     Basic    Diluted
                                 --------  --------   --------  --------
    Earnings before extra-
      ordinary items and
      cumulative effect of
      change in accounting
      principle                  $26,657   $26,657    $21,512   $21,512
    Dividends on Preferred
      stock                       (3,038)   (3,038)    (3,038)   (3,038)
    Dividends on unvested
      common stock awards
      and other                     (115)     (305)      (114)      (60)
                                 -------   -------    -------   -------
    Adjusted earnings before
      extraordinary items
      and cumulative effect
      of change in accounting
      principle used in EPS
      computation                $23,504   $23,314    $18,360   $18,414
                                 =======   =======    =======   =======
    Weighted-average shares
      outstanding                 71,979    71,979     68,323    68,323
    Dilutive securities:
      Options, warrants,
       unvested common stock
       awards and other              ---       608        ---       922
                                 -------   -------    -------   -------
    Adjusted weighted-average
      shares used in EPS
      computation                 71,979    72,587     68,323    69,245
                                 =======   =======    =======   =======


                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(8) Earnings per share, continued
    -----------------------------

    Information relating to the calculations of EPS of common stock for the nine months ended September 30, 1999 and 1998 is summarized as follows (in thousands):

                                         1999                1998
                                 ------------------  ------------------
                                  Basic    Diluted    Basic    Diluted
                                 --------  --------  --------  --------
    Earnings before extra-
      ordinary items and
      cumulative effect of
      change in accounting
      principle                  $ 84,545  $ 84,545   $ 85,308 $ 85,308
    Dividends on Preferred
      stock                        (9,114)   (9,114)    (9,114)  (9,114)
    Dividends on unvested
      common stock awards
      and other                      (353)     (627)      (382)    (252)
                                  -------   -------    -------  -------
    Adjusted earnings before
      extraordinary items
      and cumulative effect
      of change in accounting
      principle used in EPS
      computation                $ 75,078  $ 74,804   $ 75,812 $ 75,942
                                  =======   =======    =======   ======
    Weighted-average shares
      outstanding                  71,868    71,868     67,437   67,437
    Dilutive securities:
      Options, warrants,
       unvested common stock
       awards and other               ---       594        ---    1,125
                                  -------   -------    -------   ------
    Adjusted weighted-average
      shares used in EPS
      computation                  71,868    72,462     67,437   68,562
                                  =======   =======    =======   ======

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

(10) Property acquisitions, dispositions and related matters
     -------------------------------------------------------

    In 1998, the Company completed several property acquisitions, including the purchase of interests in seven retail centers from TrizecHahn Centers Inc. (Trizec) In February 1999, the Company contributed its ownership interests in four of the acquired centers (Bridgewater Commons, Fashion Place Mall, Park Meadows and Towson Town Center) to a joint venture (the "Four State Venture") in which it retained a 35% ownership interest. Another venturer contributed approximately $271 million in cash to the Four State Venture and received a 65% ownership interest. Four State Venture used the contributed cash to repay approximately $271 million of Company borrowings under its bridge loan credit facility. The fair value of the consideration received in the formation of the joint venture was considered in the Company's allocation of the initial acquisition costs of all of the property interests acquired from Trizec. Accordingly, no gain or loss was recognized on the sale. The Company's 35% ownership interest in the Four State Venture related to these property interests, except for its interest in Fashion Place Mall, is accounted for using the equity method.

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

    In June 1999, the Company sold its interest in Valley Fair Mall to Westfield
      America, Inc. for approximately $147 million. The Company acquired the property in July 1998 from TrizecHahn Centers Inc. for approximately the same cost with the intention to sell it and, accordingly, recognized no gain or loss on the sale. In June 1999, the Company also disposed of its ownership interest in an operating property located in Los Angeles, California.

    In September 1999, the Company announced that it was considering selling interests in certain operating properties and land parcels and using the proceeds to repay debt and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. Management subsequently identified the properties the Company may want to sell (mostly office and industrial buildings in the Baltimore-Washington corridor and certain business parks in Las Vegas) and is currently developing disposition plans.

(11)  Shelf registration statement
      ----------------------------

     At September 30, 1999, the Company had a shelf registration statement for future sale of up to an aggregate of $1.9 billion (based on the public offering price) of common stock, Preferred stock and debt securities. On May 4, 1999, the Company issued $200 million of unsecured 8% notes, due in April 2009, under this registration statement. The Company used the net proceeds of approximately $198 million to repay the convertible subordinated debentures and certain other debt.

(12)  Subsequent events
      -----------------

     In October 1999, the Company sold its interest in Santa Monica Place, a retail center, for proceeds of approximately $125 million. The carrying value of the property at September 30, 1999 was approximately $65 million and, accordingly, the Company will recognize a gain on this property disposition of approximately $60 million in the fourth quarter of 1999.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(12)  Subsequent events, continued
      ----------------------------

     Also in October 1999, the Company adopted a voluntary early retirement program pursuant to which employees who meet certain criteria are eligible to participate. Eligible employees must decide whether to accept early retirement by November 19, 1999. If all eligible employees elect to participate in the program, the Company will recognize a provision of approximately $2.5 million in the fourth quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                       THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1998 and any material changes in the results of operations for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 Annual Report to Shareholders.

General:
-------

Through its subsidiaries and affiliates, the Company acquires, develops and manages a diversified portfolio of retail centers and office, industrial, mixed-use and other properties (office/mixed-use properties) located throughout the United States and develops and sells land for residential, commercial and other uses, primarily in Columbia, Maryland and Summerlin, Nevada.

One of the Company's primary objectives is to own and operate premier properties
  - shopping centers, geographically concentrated groups of office and industrial buildings and major mixed-use projects - in major markets across the United States. In order to achieve this objective, management is actively evaluating opportunities to acquire properties owned by others that may have future prospects consistent with the Company's long-term investment criteria and is continually evaluating the future outlook for properties in the Company's portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate leasable mall space and/or add new department stores and/or other anchor tenants to its existing properties to meet its objective. The Company is also continually evaluating opportunities for new operating properties and/or land development projects it believes have future prospects consistent with its objectives. The Company has sold a number of properties over the last several years and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to continue to meet its investment criteria. In September, 1999 the Company announced that it was considering selling interests in certain office and industrial properties and land parcels, and using the proceeds to repay debt and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. Management subsequently identified the properties the Company may want to sell (mostly office and industrial buildings in the Baltimore-Washington corridor and certain business parks in Las Vegas) and is currently developing disposition plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):



General, continued:
------------------

The Company may also selectively dispose of properties for other reasons. These disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings (loss) in future quarters or fiscal years and taken together with the use of sales proceeds, may have a material effect on the overall consolidated financial position of the Company.

Portfolio changes:
-----------------

In 1998, the Company completed several transactions designed to upgrade the overall quality of its portfolio of operating properties. In the third and fourth quarters, the Company purchased ownership interests in eight retail centers, including the interests of partners in two centers (The Fashion Show and Governor's Square) in which the Company now holds 100% ownership interests. In February 1999, the Company contributed its ownership interests in four of the acquired centers (Bridgewater Commons, Fashion Place Mall, Park Meadows and Towson Town Center) to a joint venture in which it retained a 35% ownership interest. The Company acquired the other two ownership interests with the intent to sell them. One of these (Valley Fair Mall) was sold in June 1999. Also in 1998, the Company disposed of four retail centers (Eastfield Mall and Salem Mall in the second quarter, and Greengate Mall and St. Louis Union Station in the third quarter) and its 5% ownership interest in six retail centers (five in the second quarter and one in the fourth quarter.) In the fourth quarter of 1998, the Company acquired the portfolio of office and industrial properties and salable land of an entity in which the Company previously held a 5% ownership interest. The acquired assets consisted of 64 buildings (excluding three which were subsequently sold) and approximately 100 acres of land. Substantially all of the acquired assets are in the Baltimore-Washington metropolitan area. These properties may be sold pursuant to the disposition plans currently in development as described above. The Company and its affiliates disposed of their interests in two hotels and certain industrial buildings in Baltimore and Columbia and their office properties in Los Angeles in the first quarter of 1998. In June 1999, the Company sold its ownership interest in an operating property located in Los Angeles, California. In October 1999, the Company sold its ownership interest in Santa Monica Place, a retail center.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):



Portfolio changes, continued:
----------------------------

The Company and its affiliates also completed certain development projects to enhance the quality of its portfolio. A new regional shopping center opened in Orlando, Florida in the first quarter of 1998, and two community retail centers opened in the Summerlin/Las Vegas area in the second quarter of 1998. Expansions of nine retail centers opened in 1998 (three in the first quarter and six in the fourth quarter), and three community retail centers in Columbia were substantially redeveloped. Six office and industrial buildings opened in Las Vegas and Summerlin in 1998, and Arizona Center, in Phoenix was expanded in the first quarter of 1998 to include a 90,000 square foot cinema. Four office and industrial buildings opened in Las Vegas and Summerlin in the second quarter of 1999. An affiliate of the Company opened a new 100,000 square foot office building in Columbia's town center in January 1999 and the expansion of The Mall in Columbia in September 1999.

Operating results:
-----------------

As indicated in the 1998 Annual Report to Shareholders, the discussion of operating results covers each of the Company's business segments as management believes that a segment analysis provides the most effective means of understanding the business. Note 5 to the consolidated financial statements included in this Form 10-Q should be referred to when reading this discussion and analysis. As discussed in note 5, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. As required by the Statement, segment operating data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those followed for external reporting, except that majority financial interest ventures (real estate ventures in which the Company holds substantially all (at least 98%) of the financial interests, but does not own a majority voting interest) are reported on a consolidated basis rather than using the equity method; the Company's share of FFO of unconsolidated real estate ventures in which it holds a minority interest is included in revenues; and the Company's share of depreciation and amortization expense of unconsolidated real estate ventures in which it holds a minority interest is included in depreciation and amortization expense. Also, gains (losses) on dispositions of assets and other provisions, net in this discussion and analysis includes the Company's share of those items recorded by the majority financial interest ventures. These differences affect only the reported revenue, operating and interest expenses and depreciation and amortization expense of the segments and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating results, continued:
----------------------------

  and elements of gains (losses) on dispositions of assets and other provisions, net, and have no effect on the reported net earnings of the Company. Revenues and operating and interest expenses reported for the segments are reconciled to the related amounts reported in the consolidated financial statements in note 5.

Operating Results - Retail Centers:
----------------------------------

Operating results of retail properties are summarized as follows (in millions):

                                                               Three                            Nine
                                                           months ended                     months ended
                                                           September 30,                    September 30,
                                                  -------------------------------  -------------------------------
                                                       1999             1998            1999            1998
                                                  ---------------  --------------  --------------  ---------------

Revenues                                              $143.8           $141.2          $431.6           $395.6
Operating expenses, exclusive
  of depreciation and
  amortization                                          67.8             68.5           203.2            195.6
Interest expense                                        39.5             35.8           122.1            102.2
                                                      ------            -----          ------           ------
                                                        36.5             36.9           106.3             97.8
Depreciation and amortization,
  including unconsolidated real
  estate ventures                                       15.8             15.4            53.2             41.7
                                                      ------            -----          ------           ------
Operating income (loss)                               $ 20.7           $ 21.5          $ 53.1           $ 56.1
                                                      ======            =====          ======           ======


Revenues from retail centers increased $2.6 and $36.0 for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The increases in revenues were attributable primarily to effects of the aforementioned acquisitions (approximately $2.9 and $26.2 for the three and nine months ended September 30, 1999, respectively) and project openings and expansions (approximately $2.2 and $14.9 for the three and nine months ended September 30, 1999, respectively), and higher average occupancy levels at comparable properties (94.7% in 1999 compared to 92.0% in 1998). These increases were partially offset by the aforementioned dispositions (approximately $6.4 and $17.3 for the three and nine months ended September 30, 1999, respectively).

Total operating and interest expenses for retail centers increased $3.0 and $27.5 for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The increases in operating and interest expenses were attributable primarily to the aforementioned acquisitions (approximately $1.4 and $21.1 for the three and nine months ended September 30, 1999, respectively), project openings and expansions (approximately $4.4 and $16.4 for the three and nine months ended September 30, 1999, respectively) and, in the nine month period higher levels of bad

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Operating Properties - Retail Centers, continued:

  debt expense at certain other properties, primarily those experiencing some construction related operating disruptions. These increases were partially offset by the aforementioned dispositions (approximately $3.9 and $16.0 for the three and nine months ended September 30, 1999, respectively). Depreciation and amortization expense increased $.4 and $11.5 for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The changes were attributable primarily to the portfolio changes described above.

Operating Properties - Office, Mixed-Use and Other Properties:

Operating results of office, mixed-use and other properties are summarized as follows (in millions):

                                                                 Three                             Nine
                                                              months ended                    months ended
                                                             September 30,                   September 30,
                                                          -------------------             --------------------
                                                             1999      1998                 1999        1998
                                                          --------   --------             --------    --------

Revenues                                                  $  63.5    $  49.4              $  188.9    $  156.1
Operating expenses, exclusive of
 depreciation and amortization                               29.0       22.8                  81.9        73.9
Interest expense                                             24.0       18.5                  71.7        57.3
                                                            -----      -----                ------      ------
                                                             10.5        8.1                  35.3        24.9
Depreciation and amortization, including
  unconsolidated real estate ventures                        11.5        8.4                  32.2        24.9
                                                            -----      -----                ------      ------

Operating income (loss)                                   $  (1.0)    $  (.3)              $   3.1     $   0.0
                                                            =====      =====                ======      ======

Revenues from office, mixed-use and other properties increased $14.1 and $32.8 for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The increases in revenues were attributable primarily to the aforementioned acquisition (approximately $10.1 and $30.6 for the three and nine months ended September 30, 1999, respectively) and project openings and expansion (approximately $2.4 and $6.7 for the three and nine months ended September 30, 1999, respectively). These increases were partially offset by the dispositions of properties in 1998 and 1999 (approximately $.3 and $6.7 for the three and nine months ended September 30, 1999, respectively).

Total operating and interest expenses for office, mixed-use and other properties increased $11.7 and $22.4 for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The increases in operating and interest expenses were attributable primarily to the aforementioned acquisition (approximately $8.6 and $25.9 for three three and nine months ended September 30, 1999, respectively) and project openings and expansion (approximately $2.0 and $5.2 for the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Operating Properties - Office, Mixed-Use and Other Properties, continued:

  three and nine months ended September 30, 1999, respectively). These increases were partially offset by the aforementioned dispositions (approximately $.2 and $6.0 for the three and nine months ended September 30, 1999, respectively) and lower interest expense related to the refinancing of a mixed-use property. Depreciation and amortization expense increased $3.1 and $7.3 for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The increases were attributable primarily to the portfolio changes described above.

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

Operating results of land sales operations are summarized as follows (in millions):

                                                                   Three months          Nine months
                                                               ended September 30,    ended September 30,
                                                              -------------------    -------------------

                                                                1999       1998         1999      1998
                                                            ---------    --------    ---------  --------
Hughes Operations:
   Revenues                                                 $    33.7    $   27.3    $    93.9  $  125.4
   Operating costs and expenses                                  27.6        21.8         76.4      99.6
                                                                -----       -----       ------    ------
   Operating income                                         $     6.1    $    5.5    $    17.5  $   25.8
                                                                =====       =====       ======    ======

Columbia and other:
   Revenues                                                 $    14.1    $    8.3    $    58.7  $   40.6
   Operating costs and expenses                                   8.2         5.0         32.9      20.7
   Interest expense                                                .9          .9          2.6       3.3
                                                                -----       -----       ------    ------
   Operating income                                         $     5.0    $    2.4    $    23.2  $   16.6
                                                                =====       =====       ======    ======

Total:
   Revenues                                                 $    47.8    $   35.6    $   152.6  $  166.0
   Operating costs and expenses                                  35.8        26.8        109.3     120.3
   Interest expense                                                .9          .9          2.6       3.3
                                                                -----       -----       ------    ------
   Operating income                                         $    11.1    $    7.9    $    40.7  $   42.4
                                                                =====       =====       ======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Revenues from Hughes land sales operations increased $6.4 for the three months ended September 30, 1999 and decreased $31.5 for the nine months ended September 30, 1999, while related costs and expenses increased $5.8 and decreased $23.2, respectively, compared to the same periods in 1998. The increases in revenues and related costs and expenses for the three months are due to higher levels of sales of investment land. The decreases in revenues and related costs and expenses for the nine months relate primarily to a reduction in sales of business park land, particularly in Los Angeles. The Company sold all of the land in its Los Angeles business park in the first quarter of 1998.

Revenues from land sales operations in Columbia increased $5.8 and $18.1 for the three and nine months ended September 30, 1999, respectively, while related costs and expenses increased $3.2 and $11.5, respectively, compared to the same periods in 1998. The increases in revenues and related costs and expenses for the three and nine month periods were due primarily to higher levels of sales for commercial uses.

Development:

Development expenses consist primarily of additions to the preconstruction reserves and new business costs. The preconstruction reserves are maintained to provide for costs of projects which may not go forward to completion. The amounts and timing of the changes in preconstruction reserves and their effects on development expenses are related to the level and timing of spending on specific projects and the achievement of certain development milestones that increase the likelihood of specific project completion. New business costs relate to the evaluation of potential regional retail center sites, acquisition and disposition opportunities and alternative revenue sources. The expenses increased $1.7 million and decreased $1.5 million, respectively, for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The decreases in expenses in the nine month period are a result of projects progressing to further stages of development and the recovery of certain costs previously expensed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Corporate, continued:

  Accordingly, corporate interest expense consists primarily of interest on the convertible subordinated debentures which were retired in the second quarter 1999, the unsecured 8% notes issued in the second quarter 1999, the unsecured 8.5% notes, the medium-term notes, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments, and corporate operating expenses consist primarily of general and administrative costs, current federal income taxes and distributions on the redeemable preferred securities, net of distributions allocated to other segments. These costs decreased $3.0 million and $1.3 million for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The decreases in the three and nine month periods were primarily attributable to lower income taxes incurred by certain majority financial interest ventures.

Corporate investment income (loss), net consists primarily of corporate interest income on cash invested and notes receivable and gains (losses) on marketable securities held by the Company.

Gain (loss) on dispositions of assets and other provisions, net:

Gain (loss) on dispositions of assets and other provisions, net, including the Company's share of those recorded by the majority financial interest ventures, is summarized as follows(in millions):

                                                         Three months                           Nine months
                                                      ended September 30,                   ended September 30,
                                             --------------------------------        ----------------------------
                                                  1999              1998                1999             1998
                                             ------------        -----------          ----------       -----------
Net gain (loss) on operating properties      $     1.6         $    (7.6)           $    10.2         $    10.6
Termination benefits related
   to corporate realignment                        ---               ---                 (6.2)              ---
Other, net                                         ---               ---                   .5                .6
                                             ---------         ---------            ---------         ---------
                                             $     1.6         $    (7.6)           $     4.5         $    11.2
                                             =========         =========            =========         =========


The net gain on operating properties in the nine months ended September 30, 1999 relates primarily to a gain on the sale of a property in the second quarter of 1999 and to a net gain recorded by a majority financial interest venture on an office property sold in the third quarter of 1999. The net gain in the nine months ended September 30, 1998 relates primarily to a reduced provision for a loss on a retail center sold in April 1998 and to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Gain (loss) on dispositions of assets and other provisions, net, continued:

  a net gain recorded by a majority financial interest venture related to the sale of a hotel property partially offset by a loss on disposal of a retail property in the third quarter 1998.

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

Extraordinary gain(loss), net:

The extraordinary loss for the nine months ended September 30, 1999 relates to a loss on the extinguishment of the convertible subordinated debentures prior to their scheduled maturity.

The gain for the nine months ended September 30, 1998 resulted from debt extinguishment in connection with the transfer of title to a property to the related mortgage lender in the second quarter of 1998 ($14.8 million). This gain was partially offset by losses on extinguishment of other debt prior to scheduled maturities. The loss for the three months ended September 30, 1998 resulted from extinguishment of debt prior to its scheduled maturity. One of the losses in the nine months ended September 30, 1998 was incurred by a majority financial interest venture. The debt was related to a hotel property which the venture sold, and a portion of the proceeds of the sale were used to repay the debt. The loss related to the majority financial interest venture is net of related income taxes.

Net earnings:

Net earnings for the three and nine months ended September 30, 1999 and 1998 were affected by unusual and/or nonrecurring items, as well as property acquisitions and dispositions. The most significant of these are the items set forth in the above discussion. Also, in 1998, the net earnings was affected by the cumulative effect of a change in accounting for participating mortgages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Financial condition and liquidity:

Shareholders' equity increased by $14.9 million from December 31, 1998 to September 30, 1999. The increase was primarily attributable to net earnings for the nine months ended September 30, 1999 and issuance of common stock pursuant to the Contingent Stock Agreement, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks and purchases of common stock.

The Company had cash and cash equivalents and investments in marketable securities totaling $36.7 million at September 30, 1999, including $4.6 million of investments held for restricted uses.

In July 1998, the Company obtained an $800 million unsecured line of credit facility from a group of lenders to replace a $250 million revolving line of credit facility. The facility was structured as a $350 million 364 day bridge loan facility to fund specific property acquisitions made in the third and fourth quarters of 1998, and a $450 million three-year revolving line of credit. The bridge loan facility was fully repaid and has expired. Repayment of borrowings under the revolving line of credit is guaranteed by certain of the Company's majority financial interest ventures. The revolving line of credit may be used for various purposes, including project development costs, property acquisitions, liquidity and other corporate needs. It may also be used to pay some portion of existing debt. At September 30, 1999, the Company had outstanding borrowings of $224 million under the line of credit.

As of September 30, 1999, debt due in one year was $82 million, including balloon payments due in the first nine months of 2000 of $29 million. These balloon payments are expected to be paid at or before the scheduled maturity dates of the related loans from the proceeds of property refinancings, credit facility borrowings, proceeds of the sales of property interests held for sale, proceeds from the sales of other properties discussed below or other available corporate funds. The Company had remaining availability under its revolving credit facility of $226 million at September 30, 1999. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating sales of operating properties. The Company may, however, selectively dispose of operating properties or groups of operating properties when it believes it is prudent to do so.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Financial condition and liquidity, continued:

In September 1999, the Company announced that it was considering selling interests in certain office and industrial properties and land parcels and using the proceeds to repay debt and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. Managementsubsequently identified the properties the Company may want to sell (mostly office and industrial buildings in the Baltimore-Washington corridor and certain business parks in Las Vegas) and is currently developing disposition plans.

In October 1999, the Company sold its interest in Santa Monica Place, a retail center, for proceeds of approximately $125 million. The carrying value of the property at September 30, 1999 was approximately $65 million and, accordingly, the Company will recognize a gain on this property disposition of approximately $60 million in the fourth quarter of 1999.

The Company has a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities. On May 4, 1999, the Company issued $200 million of unsecured 8% notes, due in April 2009, under this registration statement. The Company used the net proceeds of approximately $198 million to repay the convertible subordinated debentures and certain other debt. At September 30, 1999, the Company had issued approximately $358 million of common stock and debt securities (including the unsecured notes referred to above) under the shelf registration statement, with a remaining availability of approximately $1.9 billion. Also, under an effective registration statement the Company may issue additional medium-term notes of up to $29.7 million.

Net cash provided by operating activities was $155.4 million and $215.4 million for the nine months ended September 30, 1999 and 1998, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents and other revenues and payment of operating and interest expenses. The decrease in net cash provided of $60 million was due primarily to lower proceeds from land sales and on notes receivable from land sales that the Company financed prior to 1998, and lower operating distributions from unconsolidated majority financial interest ventures. The level of cash provided by operating distributions from unconsolidated majority financial interest ventures is affected by the timing of receipt of their land sales revenues, payment of operating and interest expenses and other sources and uses of cash. Other changes in net cash provided by operating activities were due to the factors discussed previously under the operating results of the four major business segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):

Financial condition and liquidity, continued:

Net cash used in investing activities was $96.9 million and $434.0 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in net cash used of $337.1 million was due primarily to a decrease in expenditures for property acquisitions (primarily Park Meadows Mall and Valley Fair Mall in 1998) higher proceeds from sales of interests in properties (primarily Valley Fair Mall) and a decrease in expenditures for properties in development partially offset by higher net advances made to majority financial interest ventures.

Net cash used by financing activities was $64.0 million for the nine months ended September 30, 1999, and net cash provided by financing activities was $173.6 million for the nine months ended September 30, 1998. The increase in net cash used of $237.6 million was due primarily to lower proceeds from the issuance of other debt (credit line draws in 1998 used for property acquisitions) and by higher net repayments of other debt, primarily with proceeds from the sale of operating properties.

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

In 1996, the Company adopted a plan to replace virtually all of its management information and accounting systems. This plan was adopted in the context of the Company's long-term Information Systems strategy rather than to specifically address Y2K issues. In accordance with this plan, all mission-critical IT systems have been replaced with systems that have been certified by the vendors as Y2K compliant. To date, the Company has implemented new financial accounting, accounts payable, property management, human resources, payroll and leasing systems. The Company completed testing of all new mission-critical systems in the second quarter and has addressed all Y2K compliance issues identified during testing. In addition, in connection with the Company's normal upgrade and replacement process, all new network and desktop equipment meet the requirements for Y2K. The hardware and software that supports the Company's local and wide area networks have been tested. All network components identified as not Y2K compliant have been replaced or upgraded with hardware or software that is Y2K compliant. The cost to specifically remediate Y2K issues has not been material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued):


Year 2000 issue, continued:

For non-IT systems, the Company has completed a comprehensive review of computer hardware and software in mechanical systems and has developed a program to repair or replace non-IT systems that are not year 2000 compliant. The program was substantially completed in the third quarter of 1999. Costs to specifically remediate non-IT systems (e.g., escalators, elevators, heating, ventilating and cooling systems, etc.) that are non-compliant are not expected to exceed $1 million. Management does not believe that the year 2000 issue will pose significant problems in its IT or non-IT systems, or that resolution of any potential problems with respect to these systems will have a material effect on the Company's financial condition or results of operations.

The Company has also performed a review of the Y2K disclosures of certain of its major tenants, anchor stores, suppliers and major financial institutions. The disclosures did not indicate any specific Y2K issues with respect to these parties and generally indicated that they are satisfied with respect to the readiness of their internal IT systems. However, these parties indicated uncertainty with respect to the readiness of their vendors, customers, suppliers and various other third parties. The Company will continue to monitor these disclosures and make contingency plans where appropriate. The Company has developed a contingency plan to respond to any temporary disruption of service from its financial institutions.

It is very difficult to identify "the most reasonably likely worst-case scenario." The Company's exposure is widely spread, with no known major direct exposure. The Company believes that the most likely worst-case exposure is at the indirect level, involving vendors, suppliers and tenants. Although the Company is not currently aware of any specific Y2K issues of third parties, and believes that its internal Y2K issues have been adequately addressed, there can be no assurance that the Company has adequately assessed or identified all aspects of its business which may be affected by Y2K issues, and that Y2K issues including those that may affect its vendors, suppliers and tenants, will not have a material adverse effect on the Company's financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk:


Information relating to forward-looking statements:

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words believe, expect, anticipate and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) risks associated with the Company's qualification and operation as a REIT; (2) real estate investment risks; (3) development risks; (4) illiquidity of real estate investments; (5) dependence on rental income from real property; (6) effect of uninsured loss; (7) lack of geographical diversification; (8) possible environmental liabilities; (9) difficulties of compliance with the Americans with Disabilities Act; (10) competition; (11) changes in the economic climate and (12) certain matters relating to Nevada properties; (13) changes in tax laws or regulations; (14) risk relating to Year 2000 issues. For a more detailed discussion of these factors, see Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 1998.

Market risk information:

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., revolving credit facility advances) or finance project acquisition or development costs (e.g., construction loan advances). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long-term, fixed rate, nonrecourse loans from institutional lenders to finance its operating properties. In addition, long-term, fixed rate financing is typically arranged concurrently with or shortly after a variable rate project acquisition or construction loan is negotiated. The Company also makes limited use of interest rate exchange agreements, including interest rate swaps and caps, to mitigate its interest rate risk on variable rate debt. The Company does not enter into interest rate exchange agreements for speculative purposes and the fair value of these and other derivative financial instruments is insignificant at September 30, 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk:


Market risk information, continued:

The Company's interest rate risk is monitored closely by management. The table below presents the principal amounts due and weighted-average interest rates applicable to principal amounts outstanding at the end of each year. This information may be used to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes. The information relating to debt maturities (in millions) is based on expected maturity dates which consider anticipated refinancing or other transactions.

                                         Remaining
                                              1999    2000    2001    2002    2003   Thereafter   Total
                                             -----   -----   -----   -----   -----   ----------   ------

Fixed rate debt                              $  31   $  56   $ 201   $  87   $ 403       $1,965   $2,743
Average interest rate                          7.8%    7.8%    7.9%    7.9%    7.9%         7.9%     7.8%

Variable rate LIBOR debt                     $   0   $ 106   $ 104   $ 362   $   2       $   51   $  625
Average interest rate                          6.4%    6.3%    6.3%    6.6%    6.6%         6.6%     6.4%

At September 30, 1999, the Company had interest rate cap agreements which effectively limit the average interest rate on all of the variable rate LIBOR debt maturing in 2002 to 9.0%.

As the table incorporates only those exposures that exist as of September 30, 1999, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after September 30, 1999, the Company's hedging strategies during that period and interest rates.

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

                                         on behalf of
                                         THE ROUSE COMPANY and as

                                      Principal Financial Officer:


Date: November 15, 1999                      By /s/ Jeffrey H. Donahue
      -----------------                         ----------------------
                                                Jeffrey H. Donahue
                                                Executive Vice President and
                                                  Chief Financial Officer


                                             Principal Accounting Officer:


Date: November 15, 1999                      By /s/ Melanie M. Lundquist
      -----------------                         ------------------------
                                               Melanie M. Lundquist
                                               Vice President and
                                                  Corporate Controller

                                 Exhibit Index


Exhibit Number                Description
--------------                -----------

   10                     Material Contracts

   10.1                   The Rouse Company 1999 Stock Incentive Plan

   10.2                   Letter Agreement, dated July 12, 1999,
                          between The Rouse Company and
                          Anthony W. Deering

   27                     Financial Data Schedule