Form 10-K
period 1999-12-31
ROUSE COMPANY
filed 2000-03-30
CIK 85388

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K

    (X)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31,1999

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

9 1/4% Cumulative Quarterly Income Preferred Securities    New York Stock Exchange
---------------------------------------------------

Series B Convertible Preferred Stock
------------------------------------
(par value 1c per share)                                   New York Stock Exchange
------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ----

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months for (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ____
    -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

   As of March 17, 2000, there were outstanding 70,606,005 shares of the registrant's common stock, par value 1c, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was
                             ----------------------------------------
approximately $1,487,138,980

                      Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I, II, and IV. Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 12, 2000 is incorporated by reference into Part III.

================================================================================

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

     In December 1997, the Company determined that it would elect to be taxed as a real estate investment trust (REIT) effective January 1, 1998. The Company believes that it has met the qualifications for REIT status since January 1, 1998, and it intends to meet the qualifications in the future and to distribute at least 95% of its REIT taxable income (determined after taking into account any net operating loss deduction) to stockholders. Accordingly, management does not believe that the Company will be liable for payment of significant income taxes (except, possibly, in certain states). All dividends on common stock paid subsequent to December 31, 1997 have been distributions of ordinary income.

Developments in 1999

     During the third and fourth quarters of 1998, subsidiaries of the Company purchased ownership interests in seven retail centers from TrizecHahn Centers Inc. for approximately $1.2 billion. The centers are Park Meadows Mall in suburban Denver, Colorado, Towson Town Center in suburban Baltimore, Maryland, The Fashion Show on "The Strip" in Las Vegas, Nevada (in which a Company subsidiary already held a 75% ownership interest), Fashion Place in Salt Lake City, Utah, Bridgewater Commons Mall in Bridgewater, New Jersey, Valley

     Fair in San Jose, California and Westdale Mall in Cedar Rapids, Iowa. Upon completion of the acquisitions, subsidiaries of the Company held 100% ownership interests in these centers, except that the subsidiaries held a 50% interest in Valley Fair and a 20.5% interest in Westdale Mall. At the time of the acquisitions, the Company decided to hold for sale its interests in Valley Fair and Westdale Mall. In June 1999, the Company sold its interest in Valley Fair for proceeds approximating the acquisition cost.

     On February 1, 1999, a wholly owned subsidiary of the Company completed the establishment of a joint venture (the "Four State Venture"), relating to four retail centers, with a venture (the "Morgan/NYSTRS Venture") consisting of the J.P. Morgan Strategic Property Fund and the New York State Teachers' Retirement System. The centers were acquired in 1998 from TrizecHahn Centers Inc., and are Park Meadows Mall, Towson Town Center, Fashion Place and Bridgewater Commons Mall. The total cost of the retail center assets and related liabilities contributed to the Four State Venture were approximately $957 million and $542 million, respectively. The Morgan/NYSTRS Venture made a $271 million cash contribution to the Four State Venture, which is approximately 65% of the Company's net cost of the properties. The Company subsidiary effectively has a 35% ownership interest in the Four State Venture, while the Morgan/NYSTRS Venture has a 65% ownership interest.

     In September 1999, the Company announced that it would pursue developing a strategy to sell interests in certain office and industrial properties and land parcels, and use the proceeds to repay debt and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. Management subsequently identified the specific properties the Company may sell (mostly office and industrial buildings in the Baltimore-Washington corridor and certain business parks in Las Vegas) and was developing alternative disposition plans and structures at December 31, 1999. As of December 31, 1999, the Company had repurchased approximately
     1.6 million shares of common stock for approximately $34.8 million.

Item 1(b).  Financial Information About Industry Segments.

     Information required by Item 1(b) is incorporated herein by reference to note 8 of the notes to consolidated financial statements included in the 1999 Annual Report to Shareholders.

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

Item 1(c).  Narrative Description of Business.

Retail Centers:
--------------

     As set forth in Item 2, at December 31, 1999, the 46 regional retail centers owned, in whole or in part, or operated by subsidiaries or affiliates of the Company or by Non-REIT Subsidiaries, aggregated 42,791,000 square feet, including 25,012,000 square feet owned by or leased to department stores. The activities involved in operating and managing retail centers include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market and consumer research, developing and implementing short- and long-term merchandising and leasing programs, assisting tenants in the presentation of their merchandise and the layout of their stores and store fronts, and maintaining the building and common areas.

     In conjunction with other partners or investors, the Company, through its subsidiaries and affiliates and Non-REIT subsidiaries, acquires interests in completed retail centers, with the Company (or, beginning December 31, 1997, its Non-REIT Subsidiaries) having management responsibility and earning incentive fees. Affiliates of the Company (or, beginning December 31, 1997, Non-REIT Subsidiaries) also provide management services for centers developed and owned by others under management agreements that also provide for incentive fees and, in some instances, equity interests in the centers. As of December 31, 1999, Non-REIT Subsidiaries of the Company managed 10 such centers, which are included in the figures in the preceding paragraph and aggregated 10,608,000 square feet of leasable space, 6,061,000 square feet of which was department store space.

     The Howard Research And Development Corporation ("HRD", a Non-REIT Subsidiary of the Company) and its subsidiaries own and/or manage 12 community retail centers with 914,000 square feet of leasable space, The Mall in Columbia (which is included in the second preceding paragraph) and other properties in Columbia, Maryland. Howard Hughes Properties, Limited Partnership ("HHPLP", a majority owned affiliate of the Company) and its subsidiaries and affiliates own interests in 2 community retail centers with 238,000 square feet of leasable space in Summerlin, Nevada.

Office, Mixed-Use and Other Properties:
--------------------------------------

     HHPLP and its subsidiaries and affiliates own and/or manage 65 office and industrial buildings with 4,189,000 square feet of leasable space, and other properties in and around Las Vegas, Nevada. HRD and its subsidiaries own and/or manage 12 office and industrial buildings with 1,099,000 square feet of leasable space and other properties in Columbia, Maryland.

     Other subsidiaries of the Company own and operate 5 mixed-use projects with a total of 686,000 square feet of leasable retail space, a 90,000 square foot cinema and 1,891,000 square feet of leasable office space. Other subsidiaries of the Company own, in whole or in part, 72 office and industrial buildings with a total of 4,889,000 square feet of leasable space.

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

Development:
-----------

     The Company, through its subsidiaries, affiliates and Non-REIT subsidiaries, renovates and expands existing retail centers and develops suburban and downtown retail centers, mixed-use projects and master-planned business parks, primarily for ownership. In addition, the Company is capable of serving as the master developer for certain mixed-use projects, with the Company generally owning at least the retail component of such projects. The activities involved in the development, renovation and expansion of retail centers, mixed-use projects and master-planned business parks include: initial market and consumer research, evaluating and acquiring land sites, obtaining necessary public approvals, engaging architectural and engineering firms to design the project, estimating development costs, developing and testing pro forma operating statements, selecting a general contractor, arranging construction and permanent financing, identifying and obtaining department stores and other tenants, negotiating lease terms, negotiating partnership and joint venture agreements and promoting new, renovated or expanded retail centers, mixed-use projects and master-planned business parks.

     The Company and certain subsidiaries, affiliates and Non-REIT Subsidiaries are in the construction or development stage of announced projects, primarily the development of new retail centers, expansions of existing retail centers and mixed-use projects, and expansions of existing master-planned business parks in Las Vegas, Nevada.

Land Sales Operations:
---------------------

     HRD, a Non-REIT Subsidiary of the Company, is the developing entity of Columbia, Maryland, which is located in the Baltimore-Washington corridor. HRD owns approximately 1,500 salable acres of land in and around Columbia, and, through its subsidiaries and affiliates, develops and sells this land to builders and other developers for residential, commercial and industrial uses. The Hughes Corporation and Howard Hughes Properties, Inc. (collectively "Hughes", Non-REIT Subsidiaries of the Company) and their subsidiaries and affiliates are the developers of Summerlin, Nevada, which is located immediately north and west of Las Vegas, Nevada. Hughes owns approximately 8,200 salable acres of land in Summerlin, and develops and sells this land to builders and other developers for residential and commercial uses. Other affiliates or subsidiaries of the Company may also purchase some of this land for their own development purposes. Non-REIT Subsidiaries of the Company, directly or through affiliates, are also presently involved in community development and related land sales elsewhere in Maryland, and are developing or holding for sale parcels of land elsewhere in Nevada and California.

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

     The Company, its subsidiaries and affiliates and Non-REIT Subsidiaries employed 4,140 full-time and part-time employees at December 31, 1999.

Item 2. Properties.

     The Company leases its headquarters building (approximately 127,000 square feet) in Columbia, Maryland for an initial term of 30 years which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

     Information respecting the Company's operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table in pages 42 through 44 of Exhibit 13 to this Form 10-K. The ownership of virtually all properties is subject to mortgage financing. The table of projects includes properties managed by Non-REIT Subsidiaries of the Company for a fee as identified in notes (c) and (d) to the table. Excluding such managed properties, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of leases are exercised. The properties subject to such leases in whole or part (including properties owned by Non-REIT Subsidiaries) are as follows:

                                                        Nature of                             Year of expiration
              Property                                   interest                                  of lease
              --------                                   --------                                  --------
Arizona Center                         Leasehold                                               Various dates from
                                                                                               2017 to 2050
Augusta Mall                           Leasehold                                                       2068

Bayside Marketplace                    Leasehold by joint venture                                      2062

Columbia Mall, Inc. -                  Leasehold and fee                                               2020
  American City Building

Columbia Mall, Inc. -                  Leasehold and fee                                               2012
  Exhibit Building

Echelon Mall                           Leasehold                                                       2008

Faneuil Hall Marketplace               Leasehold                                                       2074

Fashion Place Mall                     Leasehold                                                       2059

First National Bank Plaza              Leasehold                                                       2013

Franklin Park                          Leasehold and fee by joint venture                              2024

The Gallery at Market East             Leasehold                                                       2082

                                                        Nature of                             Year of expiration
Property                                                 interest                                  of lease
--------                                                 --------                                  --------
Governor's Square                      Leasehold                                                       2054

Harborplace                            Leasehold                                                       2054

Highland Mall                          Leasehold and fee by joint venture                              2070

The Jacksonville Landing               Leasehold                                                       2057

Mall St. Matthews                      Leasehold                                                       2053

Midtown Square                         Leasehold                                                       2055

Pioneer Place                          Leasehold                                                       2076

Plymouth Meeting                       Leasehold                                                       2063

Riverwalk                              Leasehold and fee by joint venture                              2076

South Street Seaport                   Leasehold                                                       2031

Tampa Bay Center                       Leasehold and fee by joint venture                              2047

Westlake Center                        Leasehold by joint venture                                      2043

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Executive Officers of the Registrant.

The executive officers of the Company as of March 26, 2000 are:


                                      Present office and          Date of election    Business or professional
                                      position with the           or appointment to   experience during the past
Executive Officer         Age         Company                     present office      five years
-----------------         ---         ------------------          -----------------   --------------------------
Anthony W. Deering         55         Chairman of the Board,            2/25/97       Chairman of the Board, President and
                                      President and                     2/25/93       Chief Executive Officer of the Company;
                                      Chief Executive Officer           2/23/95       formerly President and Chief Executive
                                                                                      Officer of the Company

Jeffrey H. Donahue         53         Executive Vice-President          12/3/98       Executive Vice-President and Chief Financial
                                      and Chief Financial Officer       9/23/93       Officer of the Company; formerly Senior Vice-
                                                                                      President and Chief Financial Officer of the
                                                                                      Company

Duke S. Kassolis           48         Senior Vice-President              7/1/99       Senior Vice-President and Director, Property
                                      and Director, Property            9/23/93       Operations; formerly Senior Vice-President
                                      Operations                                      and Director of Office and Mixed-Use
                                                                                      Operations of the Company

Douglas A. McGregor        57         Vice Chairman and Chief           12/3/98       Vice Chairman and Chief Operating Officer;
                                      Operating Officer                               formerly Executive Vice-President for
                                                                                      Development and Operations of the Company

Robert Minutoli            49         Senior Vice-President             9/23/93       Senior Vice-President and Director of
                                      and Director of                   8/17/93       New Business of the Company
                                      New Business

Executive Officers of the Registrant.

                                      Present office and          Date of election    Business or professional
                                      position with the           or appointment to   experience during the past
Executive Officer         Age         Company                     present office      five years
-----------------         ---         ------------------          -----------------   --------------------------
Robert D. Riedy            54         Senior Vice-President              9/23/93      Senior Vice-President and Director of
                                      and Director of Retail             8/17/93      Retail Leasing of the Company
                                      Leasing

Alton J. Scavo             53         Senior Vice-President and          9/23/93      Senior Vice-President and Director of
                                      Director of the                    8/17/93      the Community Development Division of
                                      Community Development                           the Company and General Manager of
                                      Division and General                            Columbia
                                      Manager of Columbia

Jerome D. Smalley          50         Executive Vice-President           12/3/98      Executive Vice-President - Development;
                                      - Development                                   formerly Senior Vice-President and Director
                                                                                      of the Commercial and Office Development
                                                                                      Division of the Company

Daniel C. Van Epp          45         Senior Vice-President              5/13/99      Senior Vice-President of the Company and
                                      of the Company and                              President of The Howard Hughes Corporation;
                                      President of The Howard                         formerly Vice-President, West Coast Community
                                      Hughes Corporation                              Development Division of the Company and
                                                                                      Executive Vice-President, The Howard Hughes
                                                                                      Corporation

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

                                    Part II
                                    -------


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

          Information required by Item 5 is incorporated herein by reference to page 28 of Exhibit 13.

Item 6.   Selected Financial Data.
          Information required by Item 6 is incorporated by reference to page 27 of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Information required by Item 7 is incorporated herein by reference to pages 29 through 38 of Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

          Information required by Item 7A is incorporated herein by reference to pages 37 and 38 of Exhibit 13.

Item 8.   Financial Statements and Supplementary Data.

          Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-2.

          Supplementary data required by Item 8 are incorporated herein by reference to page 28 of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                   Part III
                                   --------

The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before April 12, 2000.

                                     III-1

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)  1. and 2.  Financial Statements and Schedules:

        Reference is made to the Index to Financial Statements and Schedules on page IV-2.

   (b)  Reports on Form 8-K:

        Current Report on Form 8-K filed February 24, 2000 disclosing that the Company had adopted a classified board structure.

   (c)  Exhibits required by Item 601 of Regulation S-K.

     Exhibit No.
     -----------

          3     Articles of Incorporation and Bylaws

          10    Material Contracts

          12.1  Ratio of earnings to fixed charges

          12.2 Ratio of earnings to combined fixed charges and Preferred stock dividend requirements

          13    Annual report to security holders

          21    Subsidiaries of the Registrant

                                IV-1, continued

                              ------------------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, Continued

   (c)  Exhibits required by Item 601 of Regulation S-K, continued

     Exhibit No.
     -----------

          23.1  Consent of KPMG LLP, Independent Auditors

          23.2  Consent of KPMG LLP, Independent Auditors

          24    Power of Attorney

          27    Financial Data Schedule

          99    Additional Exhibits:

          99.1  Form 11-K Annual Report of The Rouse Company
                Savings Plan for the year ended December 31, 1999

          99.2  Factors affecting future operating results

   (d) Separate Financial Statements and Schedules of Subsidiaries not consolidated:

        Reference is made to the Index to Financial Statements and Schedules on page IV-2.

                                IV-1, continued

                               The Rouse Company

                  Index to Financial Statements and Schedules

                                                                                                                               Page
                                                                                                                               ----
       Independent Auditors' Report                                                                                            IV-3

       Financial Statements:
          The Rouse Company and Subsidiaries included on pages 4 through 31 of
            Exhibit 13 incorporated herein by reference:

          Consolidated Balance Sheets at December 31, 1999 and 1998
          Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

       Schedules:

          Real Estate Ventures Owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company:

          Independent Auditors' Report                                                                                         IV-4
          Combined Consolidated Balance Sheets at December 31, 1999 and 1998                                                   IV-5
          Combined Consolidated Statements of Operations for the Years  Ended December 31, 1999 and 1998                       IV-6
          Combined Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended
            December 31, 1999 and 1998                                                                                         IV-7
          Combined Consolidated Statements of Cash Flows for the Year Ended December 31, 1999 and 1998                         IV-8
          Notes to Combined Consolidated Financial Statements                                                                 IV-10

          The Rouse Company and Subsidiaries as of December 31, 1999 or for the years ended December 31, 1999, 1998 and 1997:

          Schedule II Valuation and Qualifying Accounts                                                                       IV-18
          Schedule III Real Estate and Accumulated Depreciation                                                               IV-19
          Schedule IV Mortgage Loans on Real Estate                                                                           IV-33

          Real Estate Ventures Owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse
          Company as of December 31, 1999 or for the years Ended December 31, 1999 and 1998:

          Schedule II Valuation and Qualifying Accounts                                                                       IV-35
          Schedule III Real Estate and Accumulated Depreciation                                                               IV-36

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    KPMG LLP

  Baltimore, Maryland
  February 24, 2000

                         INDEPENDENT AUDITORS' REPORT

The Board of Trustees
The Rouse Company Incentive Compensation Statutory Trust and
The Board of Directors
The Rouse Company:

We have audited the accompanying combined consolidated financial statements and the related financial statement schedules of Real Estate Ventures owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company as listed in the accompanying index. These combined consolidated financial statements and financial statement schedules are the responsibility of the Ventures' management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Ventures owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                   KPMG LLP

Baltimore, Maryland
February 24, 2000

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

                     COMBINED CONSOLIDATED BALANCE SHEETS

                          December 31, 1999 and 1998

                                (in thousands)

               Assets
               ------
Property:                                                                   1999         1998
                                                                            ----         ----
  Operating properties:
     Property and deferred costs of projects........................      $465,828     $326,860
     Less accumulated depreciation and amortization.................        87,039       82,390
                                                                          --------     --------
                                                                           378,789      244,470
  Properties in development.........................................        26,924       66,442
  Investment land and land held for development and sale............       257,773      278,155
                                                                          --------     --------

     Total property.................................................       663,486      589,067
Cash and cash equivalents...........................................         8,194          ---

Accounts and notes receivable, including advances to The Rouse
 Company of $112,310 in 1998........................................        88,765      200,748
Deferred income taxes...............................................        36,564       53,660
Prepaid expenses and other assets...................................        58,526       41,352
Investments in and advances to unconsolidated real estate ventures..       107,813       22,689
                                                                          --------     --------
  Total.............................................................      $963,348     $907,516
                                                                          ========     ========

          Liabilities and Shareholders' Equity (Deficit)
          ----------------------------------------------

Liabilities:
Debt:
  Borrowings from The Rouse Company.................................      $514,792     $487,419
  Other borrowings..................................................       350,646      332,945
                                                                          --------      -------
     Total debt.....................................................       865,438      820,364
                                                                          --------      -------
Bank overdraft......................................................           ---       17,382
Deferred revenue....................................................        73,341       93,278
Accounts payable, accrued expenses and other liabilities............        45,184       20,230
Redeemable Series A Preferred stock.................................        50,000       50,000
Commitments and contingencies

Shareholders' equity (deficit):
Common stock........................................................             5            5
Additional paid-in capital..........................................       141,495      141,495
Accumulated deficit.................................................      (212,115)    (235,238)
                                                                          --------     --------
  Net shareholders' deficit.........................................       (70,615)     (93,738)
                                                                          --------     --------
  Total.............................................................      $963,348     $907,516
                                                                          ========     ========

The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

                COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years ended December 31, 1999 and 1998

                                (in thousands)

                                                                        1999      1998
                                                                      --------  --------
Revenues:
  Land sales.....................................................     $191,705  $165,461
  Rentals and tenant services....................................       75,212    73,811
  Property management fees.......................................       16,375    18,254
  Other..........................................................       18,759    24,484
                                                                      --------  --------
                                                                       302,051   282,010

Cost of land sales and related administration....................      110,923    97,169
Other operating expenses, exclusive of provision for bad debts,
  depreciation and amortization..................................       65,010    63,822
Interest expense.................................................       68,222    68,146
Provision for bad debts..........................................          554       359
Depreciation and amortization....................................       13,004    10,585
Equity in earnings (loss) of unconsolidated real estate ventures.         (425)      811
Gain on dispositions of assets and other provisions, net.........          408    15,856
                                                                      --------  --------

  Earnings before income taxes and extraordinary losses..........       44,321    58,596
                                                                      --------  --------

Income taxes, primarily federal:
  Current........................................................        2,597     5,478
  Deferred.......................................................       17,096    16,582
                                                                      --------  --------
                                                                        19,693    22,060
                                                                      --------  --------

  Earnings before extraordinary losses...........................       24,628    36,536
Extraordinary losses, net........................................          ---     1,127
                                                                      --------  --------

  Net earnings...................................................     $ 24,628  $ 35,409
                                                                      ========  ========

The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

 COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                    Years ended December 31, 1999 and 1998

                                (in thousands)

                                                                        Additional
                                                              Common     paid-in    Accumulated
                                                              stock      capital      deficit      Total
                                                            ----------  ----------  -----------  ----------
Balance at December 31, 1997............................    $        5  $ 141,495   $ (265,797)  $ (124,297)

Net earnings............................................           ---        ---       35,409       35,409
Dividends on common stock...............................           ---        ---       (4,850)      (4,850)
                                                            ----------  ---------   ----------   ----------

Balance at December 31, 1998............................             5    141,495     (235,238)     (93,738)

Net earnings............................................           ---        ---       24,628       24,628
Dividends on common stock and other distributions, net..           ---        ---       (1,505)      (1,505)
                                                            ----------  ---------   ----------   ----------

Balance at December 31, 1999............................    $        5  $ 141,495   $ (212,115)  $  (70,615)
                                                            ==========  =========   ==========   ==========

The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

                COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years ended December 31, 1999 and 1998

                                (in thousands)

                                                                         1999       1998
                                                                      ---------   --------
Cash flows from operating activities
Rents and other revenues received...................................  $ 107,434   $107,533
Proceeds from land sales............................................    155,702    124,152
Interest received...................................................        544        479
Land development expenditures.......................................    (72,927)   (82,917)
Operating expenditures..............................................    (75,697)   (88,965)
Interest paid.......................................................    (65,380)   (69,017)
Income taxes paid...................................................     (2,839)    (2,997)
                                                                      ---------   --------

  Net cash provided (used) by operating activities..................     46,837    (11,732)
                                                                      ---------   --------

Cash flows from investing activities
Expenditures for properties in development and improvements to
  existing properties funded by debt................................    (90,797)   (75,302)
Expenditures for property acquisitions..............................        ---    (10,054)
Expenditures for investment in unconsolidated real estate ventures..    (90,379)       ---
Proceeds from sales of operating properties.........................      6,619     69,063
Expenditures for improvements to existing properties funded by
 cash provided by operating activities..............................     (4,930)    (3,162)
Repayments of advances to The Rouse Company, net....................    112,310     19,522
Other...............................................................        ---       (624)
                                                                      ---------   --------

  Net cash used by investing activities.............................    (67,177)      (557)
                                                                      ---------   --------

Cash flows from financing activities
Proceeds from issuance of property debt.............................     39,752    110,799
Repayments of property debt:
  Scheduled principal payments......................................     (5,603)    (5,433)
  Other payments....................................................     (8,803)   (23,834)
Borrowings (repayments) of other debt, net..........................     27,373    (67,005)
Increase (decrease) in bank overdraft...............................    (17,382)     2,984
Dividends on common stock and other distributions, net..............     (1,505)    (4,850)
Other...............................................................     (5,298)      (372)
                                                                      ---------   --------

  Net cash provided by financing activities.........................     28,534     12,289
                                                                      ---------   --------

Net change in cash and cash equivalents.............................      8,194        ---

Cash and cash equivalents at beginning of year......................        ---        ---
                                                                      ---------   --------

Cash and cash equivalents at end of year............................  $   8,194   $    ---
                                                                      =========   ========

The accompanying notes are an integral part of these statements.

Reconciliation of Net Earnings to Net Cash
  Provided (Used) by Operating Activities

                                                                   1999       1998
                                                                 ---------  ---------
Net earnings.................................................     $ 24,628   $ 35,409
Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
  Depreciation and amortization..............................       13,004     10,585
  Gain on dispositions of assets, net........................       (2,635)   (15,856)
  Extraordinary losses, net..................................          ---      1,127
  Provision for bad debts....................................          554        359
  Decrease (increase) in:
     Accounts and notes receivable...........................         (902)   (42,950)
     Other assets............................................       (3,944)     2,264
  Increase (decrease) in accounts payable, accrued expenses
     and other liabilities...................................      (14,927)     5,069
  Deferred income taxes......................................       17,096     16,582
  Other, net.................................................       13,963    (24,321)
                                                                  --------   --------

Net cash provided (used) by operating activities.............     $ 46,837   $(11,732)
                                                                  ========   ========

================================================================================

Schedule of Noncash Investing and Financing Activities

Debt assumed by purchasers of land...........................     $ 16,616   $ 14,836
                                                                  ========   ========

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company
              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


(1)  Summary of significant accounting policies

(a)   Basis of presentation
The combined consolidated financial statements include the accounts of the real estate ventures (Ventures) owned by The Rouse Company Incentive Compensation Statutory Trust (Trust) and The Rouse Company (Company). The Ventures include the following entities:

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

     Certain amounts for 1998 have been reclassified to conform to the presentation for 1999.

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

     Due to the Company's continuing financial interest in the Ventures, the Ventures retained the Company's historical cost basis of the assets acquired and liabilities assumed on the date of sale of their voting common stock to the Trust. The condensed, combined consolidated balance sheet of the Ventures at December 31, 1997, is summarized as follows (in thousands):

Assets:
   Operating properties, net................................   $  211,385
   Properties in development................................       23,144
   Investment land and land held for development and sale...      266,477
   Properties held for sale.................................       46,289
   Advances to the Company..................................      131,832
   Other....................................................      169,876
                                                               ----------
     Total..................................................   $  849,003
                                                               ==========

Liabilities and shareholders' deficit:
   Borrowings from the Company..............................   $  538,586
   Other borrowings.........................................      280,595
   Other liabilities........................................      104,119
   Redeemable Series A Preferred stock......................       50,000
   Shareholders' deficit....................................     (124,297)
                                                               ----------
     Total..................................................   $  849,003
                                                               ==========

(b)  Description of business
Through their subsidiaries and affiliates, the Ventures acquire, develop and/or manage income-producing properties and develop and sell land for residential, commercial and other uses. The income-producing properties consist of retail centers and office and industrial properties. The retail centers include The Mall in Columbia, a regional shopping center in Columbia, Maryland, and several community shopping centers, in the Columbia area. The office and industrial properties are located in Columbia and Las Vegas, Nevada. Land development and sales operations are predominantly related to large-scale, long-term community development projects in Columbia and Summerlin, Nevada.

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

     Direct costs associated with financing and leasing of operating properties are capitalized as deferred costs and amortized using the interest or straight-line methods, as appropriate, over the periods benefited by the expenditures.

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

     The Company has retained full responsibility for its obligations under the Agreement. These obligations are unsecured and have not been guaranteed by the Ventures. Accordingly, the Agreement imposes no direct or contingent li-abilities on the Ventures and all related costs or expenses are recognized by the Company.

(e)  Leases
Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables. Leases which transfer substantially all the risks and benefits of ownership to the Ventures are considered capital leases and the present values of the minimum lease payments are accounted for as property and liabilities.

     In general, minimum rent revenues are recognized when due from tenants; however, estimated collectible minimum rent revenues under leases which provide for varying rents over their terms are averaged over the terms of the leases.

f)  Income taxes
Deferred income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

(g)  Cash and cash equivalents
Short-term investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

(h)  Information about financial instruments
Fair values of financial instruments approximate their carrying values in the financial statements except for debt for which fair value information is provided in note 6.

(2)  Property

Operating properties and deferred costs of projects at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                              1999          1998
                                           ----------   -----------
Buildings and improvements..........         $398,469     $ 289,902
Land................................           32,950        26,023
Deferred costs......................           33,443        10,472
Furniture and equipment.............              966           463
                                           ----------   -----------
   Total............................         $465,828     $ 326,860
                                           ==========   ===========

     Depreciation expense for 1999 and 1998 was $11,673,000 and $9,668,000, respectively, and amortization expense was $1,331,000 and $917,000, respectively.

     Investment land and land held for development and sale at December 31, 1999 and 1998 is summarized as follows (in thousands):

                                              1999          1998
                                           ---------    -----------
Land under development..............        $131,854      $ 131,663
Finished land.......................          70,107         70,747
Raw land............................          55,812         75,745
                                           ---------    -----------
   Total............................        $257,773      $ 278,155
                                           =========    ===========

(3)  Investments in and advances to unconsolidated real estate ventures

Investments in and advances to unconsolidated real estate ventures at December 31, 1999 and 1998 are summarized as follows (in thousands):


                                                                   1999          1998
                                                                ---------    -----------
Investments in properties owned jointly with the Company.......  $  86,777     $     ---
Investments in other unconsolidated real estate ventures.......     21,036        22,689
                                                                 ---------     ---------
           Total...............................................  $ 107,813     $  22,689
                                                                 =========     =========

     Investments in properties owned jointly with the Company consist of a limited partnership interest in a retail center and limited partnership interests in partnerships that own a mixed-use property. The Ventures made additional capital contributions to the limited partnerships in 1999 which then repaid certain loans from the Company.

      The condensed, combined balance sheets of these limited partnerships at December 31, 1999 and their condensed combined statements of operations for 1999 are summarized as follows (in thousands):



Total assets, primarily property...............     $140,099
                                                   =========
Liabilities, primarily long-term debt..........     $ 96,576
Venturers' equity..............................       43,523
                                                   ---------
  Total liabilities and venturers' equity......     $140,099
                                                   =========

Revenues.......................................     $ 15,698
Operating and interest expenses................       15,686
Depreciation and amortization..................        3,656
                                                   ---------
  Net loss.....................................     $ (3,644)
                                                   =========

The Ventures' share of the losses of these partnerships was approximately $2,000,000 in 1999.

(4)  Accounts and notes receivable

Accounts and notes receivable at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                              1999      1998
                                                         ---------   ----------
Accounts receivable, primarily accrued rents and
  income under tenant leases...........................   $ 11,934    $  11,547
Notes receivable from sales of operating properties....      1,197        1,221
Notes receivable from sales of land....................     76,417       76,504
Interest bearing advances to the Company...............         --       99,018
Noninterest bearing advances to the Company............         --       13,292
                                                         ---------   ----------
                                                            89,548      201,582
Less allowance for doubtful receivables                        783          834
                                                         ---------   ----------
     Total.............................................   $ 88,765    $ 200,748
                                                         =========   ==========

     Accounts and notes receivable due after one year at December 31, 1999 and 1998 were $47,156,000 and $41,263,000, respectively.

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

     Advances to the Company are unsecured and without a stated due date. Interest is charged (with limited exceptions) at the same rate that is charged on the Ventures' credit facilities borrowings described in note 6. Interest on these advances was $2,647,000 in 1999 and $9,067,000 in 1998.

(5)  Pension and postretirement plans

Substantially all of the employees of the Ventures are eligible to participate in a defined benefit pension plan (the "funded plan") sponsored by the Company. In addition, employees whose defined benefits exceed the limits of the funded plan are eligible to participate in separate, nonqualified unfunded plans sponsored by the Company. Benefits under the pension plans are based on the participants' years of service and compensation. The Ventures reimburse the Company for their share of the annual benefit cost under the plan. The Ventures' pension cost was $3,386,000 in 1999 and $2,485,000 in 1998.

     Full-time employees of the Ventures who meet minimum age and service requirements are eligible to receive postretirement medical and life insurance benefits under a plan sponsored by the Company. The Ventures reimburse the Company for their share of the annual benefit costs under the plan, which include a portion of the cost of participants' life insurance coverage and contributions (based on years of service) to the cost of participants' medical insurance coverage, subject to a maximum annual contribution. The Ventures' postretirement benefit cost was $561,000 in 1999 and $606,000 in 1998.

(6)  Debt

Debt at December 31, 1999 and 1998 is summarized as follows (in thousands):

                                                1999        1998
                                            ----------   ----------
Borrowings from the Company:
   Deed of trust notes payable.........      $ 333,907    $ 362,167
   Credit lines........................         59,674       60,911
   Other loans.........................        121,211       64,341
                                            ----------   ----------
                                               514,792      487,419
Mortgages payable - other lenders......        347,905      317,176
Other debt.............................          2,741       15,769
                                            ----------   ----------
   Total...............................      $ 865,438    $ 820,364
                                            ==========   ==========

     The deed of trust notes payable to the Company are secured by certain land and operating properties and general assignments of rents. These notes are due December 31, 2012, and minimum principal payments, based on a thirty-year amortization schedule, are due quarterly. Specified principal payments are also required when land is released from the deed of trust; however, payments made due to partial releases reduce or offset the required quarterly payments. Notes aggregating $319,907,000 bear interest at 12.25% through December 2000, and at the greater of the prime rate plus 3.75% or 10% thereafter to maturity or repayment. The remaining notes bear interest at 12.25% throughout their terms. Interest on the notes was $43,052,000 in 1999 and $45,671,000 in 1998.

     The Ventures have five separate credit line facilities with the Company that provide for aggregate borrowings of up to $115,000,000. These facilities may be used for various purposes, including acquisitions, development and other corporate needs, subject to specified terms and conditions. The credit facilities are available to December 31, 2012. Borrowings are secured by deeds of trust on certain land assets. Borrowings under the credit facilities bear interest at 9% through December 2001, and at the greater of the prime rate plus 3.75% or 10% thereafter. Interest on the credit line facilities was $4,553,000 in 1999 and $1,193,000 in 1998.

     Other loans payable to the Company are unsecured and are due in equal annual installments over periods to 2024. The notes bear interest at a variable rate (8.5% at December 31, 1999) which is based on the weighted-average interest rate of certain borrowings of the Company and subsidiaries. Interest on the other loans was $9,930,000 in 1999 and $6,476,000 in 1998.

     The mortgages payable to other lenders are secured by deeds of trust or mortgages on properties and general assignments of rents. This debt matures at various dates through 2017 and, at December 31, 1999, bears interest at a weighted-average effective rate of 7.70%. At December 31, 1999, approximately $236,663,000 of the mortgages were payable to one lender.

   Other debt bears interest at a weighted-average effective rate of 6.92% at December 31, 1999.

   The annual maturities of debt at December 31, 1999 are summarized as follows (in thousands):

                                       Borrowings
                                        from the      Other
                                        Company     Borrowings     Total
                                       ----------   ----------   ---------

2000................................     $  6,558     $  5,725   $  12,283
2001................................        9,364        6,640      16,004
2002................................        6,253        7,117      13,370
2003................................        6,483        7,173      13,656
2004................................        5,992       29,043      35,035

Subsequent to 2004..................      480,142      294,948     775,090
                                       ----------   ----------   ---------
   Total............................     $514,792     $350,646   $ 865,438
                                       ==========   ==========   =========

     Total interest costs were $85,407,000 in 1999 and $83,411,000 in 1998, of which $17,185,000 and $15,265,000, respectively, were capitalized.

     During 1998, the Ventures incurred extraordinary losses related to extinguishments of debt prior to scheduled maturity of $1,863,000, less related deferred income tax benefits of $736,000. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were refinancings of the related properties.

     The carrying amounts of the borrowings from the Company approximate fair value at December 31, 1999 and 1998. The carrying amounts and estimated fair values of the Ventures' other debt at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                  1999                             1998
                                      ---------------------------     ------------------------------
                                         Carrying       Estimated       Carrying         Estimated
                                          Amount       Fair Value        Amount          Fair Value
                                      ------------     ----------     ------------       -----------
   Fixed rate debt................    $    348,950     $  332,102     $    326,060       $   342,962
   Variable rate debt.............           1,696          1,696            6,885             6,885
                                      ------------     ----------     ------------       -----------
         Total....................    $    350,646     $  333,798     $    332,945       $   349,847
                                      ============     ==========     ============       ===========

     Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of the Ventures' debt obligations at fair value may not be possible and may not be a prudent management decision.

(7)  Income taxes

Income tax expense is reconciled to the amount computed by applying the Federal corporate tax rate as follows (in thousands):

                                                    1999        1998
                                                  --------   ---------
Tax at statutory rate on earnings before
  income taxes and extraordinary losses.........  $ 15,512   $  20,509
Increase in valuation allowance.................     3,802         952
State income taxes, net of Federal income
  tax benefit and valuation allowance
  attributable to state taxes...................       379         599
                                                  --------   ---------
Income tax expense..............................  $ 19,693   $  22,060
                                                  ========   =========

   The net deferred tax asset at December 31, 1999 and 1998 is summarized as follows (in thousands):

                                                    1999       1998
                                                  --------   ---------
Total deferred tax assets.......................  $ 70,093   $  79,979
Valuation allowance.............................     4,754         952
Total deferred tax liabilities..................    28,775      21,367
                                                  --------   ---------
Net deferred tax asset..........................  $ 36,564   $  53,660
                                                  ========   =========

     The tax effects of temporary differences and loss carryforwards included in the net deferred tax asset at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                           1999        1998
                                                        ---------   ----------
Property, primarily differences in depreciation and
  amortization, the tax basis of land assets and
  treatment of interest and certain other costs .......  $  7,411    $  41,740
Operating loss and tax credit carryforwards............    26,031       11,295
Other..................................................     3,122          625
                                                        ---------   ----------
  Total................................................  $ 36,564    $  53,660
                                                        =========   ==========

     The net operating losses carried forward from December 31, 1999 for Federal income tax purposes aggregate approximately $80,056,000. The loss carryforwards will begin to expire in 2005.

     As indicated above, the deferred tax assets relate primarily to differences in the book and tax bases of property (particularly land assets) and to operating loss carryforwards for Federal income tax purposes. A valuation allowance has been established due to significant uncertainty of realizing certain loss carryforwards. Based on projections of future taxable income, management believes that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term, however, if estimates of future taxable income are reduced.

(8)  Gain on dispositions of assets and other provisions, net

Gain on dispositions of assets and other provisions, net, is summarized as follows (in thousands):

                                                   1999         1998
                                                 --------    ---------

Net gain on operating properties.............    $  2,635    $  15,879
Other, net...................................      (2,227)         (23)
                                                 --------    ---------
   Total.....................................    $    408    $  15,856
                                                 ========    =========

     The net gain on operating properties in 1999 relates primarily to the sale of two office/industrial buildings. The other net loss for 1999 relates primarily to the Ventures' share of the costs of the Company's consolidation of the management and administration of its Retail Operations and Office and Mixed-Use Operations divisions into a single Property Operations Division, integration of certain operating, administrative, and support functions of the Hughes Division into other divisions and adoption of a voluntary early retirement program in which employees who met certain criteria were eligible to participate.
     The net gain on operating properties in 1998 relates primarily to sales of a hotel property and two office/industrial buildings.

9)  Series A Preferred Stock

Howard Hughes Properties, Inc. (HHPI) has issued 25,000 shares of Series A Preferred stock to the Company. The shares have a liquidation preference of $2,000 per share and earn dividends at an annual rate of 9.9% of the liquidation preference. Dividends are cumulative, however, no dividends were paid during 1999 or 1998 because HHPI incurred tax losses. Dividends in arrears at December 31, 1999 aggregated $8,900,000. At the option of the Company, the shares are redeemable at any time to December 31, 2017 at a price of $2,000 per share.

(10) Leases

The Ventures, as lessee, have entered into operating leases expiring at various dates through 2062. Rents under such leases aggregated $473,000 in 1999 and 1998. In addition, real estate taxes, insurance and maintenance expenses are obligations of the Ventures. Minimum rent payments due under operating leases in effect at December 31, 1999 are summarized as follows (in thousands):

2000..................................   $    428
2001..................................        428
2002..................................        428
2003..................................        258
2004..................................        258
Subsequent to 2004....................     14,868
                                         --------
  Total...............................   $ 16,668
                                         ========

     Space in the Ventures' operating properties is leased to approximately 720 tenants. In addition to minimum rents, the majority of the retail center leases provide for percentage rents when the tenants' sales volumes exceed stated amounts, and the majority of the retail center and office leases provide for other rents which reimburse the Ventures for certain of their operating expenses. Rents from tenants are summarized as follows (in thousands):

                                              1999          1998
                                            ---------    ---------
Minimum rents.......................        $  51,110    $  47,977
Percentage rents....................            1,067          996
Other rents.........................           23,035       24,838
                                            ---------    ---------
   Total............................        $  75,212    $  73,811
                                            =========    =========
   The minimum rents to be received from tenants under operating leases in effect at December 31, 1999 are summarized as follows (in thousands):

2000................................        $  49,181
2001................................           44,026
2002................................           37,596
2003................................           32,092
2004................................           23,619
Subsequent to 2004..................           66,955
                                            ---------
   Total............................        $ 253,469
                                            =========

(11) Other transactions with The Rouse Company

Under an informal agreement, the Company provides various services to the Ventures, including accounting, data processing, legal, leasing, finance, and other administrative and support functions. The Ventures reimburse the Company for the cost of these services, determined in accordance with the Company's established cost accounting practices. Under terms of a license agreement, the Ventures paid the Company fees of $500,000 and $1,000,000 in 1999 and 1998, respectively, in consideration for the right to use the Company's name in their property management operations. The fee under the license agreement is determined annually based on various operating factors. Operating expenses for 1999 and 1998 include license fees and service cost reimbursements to the Company of approximately $8,750,000 and $8,305,000, respectively. The Ventures also reimburse the Company for costs of any services it provides with respect to development of operating properties. These costs were approximately $2,073,000 in 1999 and $2,198,000 in 1998, and related primarily to development of an expansion of a regional shopping center and new office buildings in Columbia and Summerlin.

(12)  Other commitments and contingencies

Commitments for the construction and development of properties in the ordinary course of business and other commitments not set forth elsewhere amount to approximately $31,500,000 at December 31, 1999.

     Certain of the Ventures have guaranteed payment of the Company's obligations under a credit facility with a group of lenders, subject to various terms and conditions. At December 31, 1999, outstanding borrowings under the facility were $174,000,000.

     The Ventures are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provision has been made for losses with respect to litigation matters, where appropriate, and the ultimate resolution of such litigation matters is not likely to have a material effect on the combined financial position of the Ventures. Due to the Ventures' fluctuating net earnings, it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Ventures' combined net earnings and it is, therefore, possible that the resolution of these matters could have such an effect in a future period.

                                                                     Schedule II
                                                                     -----------


                      THE ROUSE COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                 Years ended December 31, 1999, 1998 and 1997
                                (in thousands)


                                                                             Additions
                                                                       ------------------------
                                                          Balance at   Charged to    Charged to                       Balance at
                                                          beginning    costs and       other                            end of
              Descriptions                                of year      expenses      accounts      Deductions             year
              ------------                                ----------   ----------    ----------    ----------         ----------
Year ended December 31, 1999:
   Allowance for doubtful receivables                     $   19,828   $    8,548    $      ---    $    3,503 /(1)/   $   24,873
                                                          ==========   ==========    ==========    ==========         ==========
   Preconstruction reserve                                $   15,908   $      ---    $      ---    $   10,661 /(3)/   $    5,247
                                                          ==========   ==========    ==========    ==========         ==========
Year ended December 31, 1998:
   Allowance for doubtful receivables                     $   21,311   $    7,735    $      ---    $    9,218 /(1)/   $   19,828
                                                          ==========   ==========    ==========    ==========         ==========
   Valuation allowance - properties held for sale         $   37,952   $      ---    $      ---    $   37,952 /(2)/   $      ---
                                                          ==========   ==========    ==========    ==========         ==========
   Preconstruction reserve                                $   17,351   $    1,700    $      ---    $    3,143 /(3)/   $   15,908
                                                          ==========   ==========    ==========    ==========         ==========
Year ended December 31, 1997:
   Allowance for doubtful receivables                     $   28,153   $    5,766    $      ---    $   12,608 /(1)/   $   21,311
                                                          ==========   ==========    ==========    ==========         ==========
   Valuation allowance - properties held for sale         $   35,671   $   26,249    $      ---    $   23,968 /(2)/   $   37,952
                                                          ==========   ==========    ==========    ==========         ==========
   Preconstruction reserve                                $   16,317   $    2,800    $      ---    $    1,766 /(3)/   $   17,351
                                                          ==========   ==========    ==========    ==========         ==========

Notes:

(1)  Balances written off as uncollectible.

(2)  Allowance related to properties sold.

(3)  Costs of unsuccessful projects written off and other deductions.

                                                                    Schedule III
                                                                    ------------


                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

                                (in thousands)

                                                                   Costs capitalized subsequent   Gross amount at which carried
                                       Initial cost to Company           to acquisition                 at close of period
                                     -------------------------    -----------------------------   ------------------------------

                                                   Buildings                                              Buildings
                                                      and                                                    and
                              Encum-              Improvements     Improve        Carrying                 Improve
Description                  brances     Land       (note 3)        ments      costs (note 2)     Land      ments      Total
-----------                  --------  ---------  ------------    ----------   --------------   --------  ---------  ---------
Operating Properties:

The Fashion Show             $ 73,255    $35,036      $120,347      $ 12,302              $-     $35,036   $132,649   $167,685
Retail Center
Las Vegas, NV

Arizona Center                 98,574         98            --       154,955                          98    154,955    155,053
Mixed-Use project
Phoenix, AZ

South Street Seaport           56,302         --            --       147,653              --          --    147,653    147,653
Retail Center
New York, NY

Woodbridge Center             130,646     26,301            --       119,920              --      26,301    119,920    146,221
Retail Center
Woodbridge, NJ

Beachwood Place               118,133     10,673            --       129,427              --      10,673    129,427    140,100
Retail Center
Beachwood, OH

Fashion Place Mall            116,033     19,379       119,715           766              --      19,379    120,481    139,860
Retail Center
Salt Lake City, UT

Owings Mills                   61,000     19,735            --       115,914              --      19,735    115,914    135,649
Retail Center
Baltimore County, MD

Oviedo Marketplace             69,485     11,745            --       112,644              --      11,745    112,644    124,389
Retail Center
Orlando, FL

Pioneer Place                 122,810         --            --       121,445              --          --    121,445    121,445
Mixed-Use project
Portland, OR

Westlake Center                92,295     10,582            --       101,242              --      10,582    101,242    111,824
Mixed-Use project
Seattle, WA


                                                                        Life on
                              Accumulated     Date of                 which depre-
                              depreciation   completion                ciation in
                                                                         latest
                                  and            of         Date     income state-
Description                   amortization  construction  acquired  ment is computed
-----------                   ------------  ------------  --------  ----------------
Operating Properties:

The Fashion Show               $ 13,734         03/81       06/96       Note 9
Retail Center
Las Vegas, NV

Arizona Center                   36,721         07/83        N/A        Note 9
Mixed-Use project
Phoenix, AZ

South Street Seaport             31,513         07/83        N/A        Note 9
Retail Center
New York, NY

Woodbridge Center                30,682         03/71        N/A        Note 9
Retail Center
Woodbridge, NJ

Beachwood Place                  11,598         08/78        N/A        Note 9
Retail Center
Beachwood, OH

Fashion Place Mall                2,526         03/72       10/98       Note 9
Retail Center
Salt Lake City, UT

Owings Mills                     15,506         07/86        N/A        Note 9
Retail Center
Baltimore County, MD

Oviedo Marketplace                4,666         03/98        N/A        Note 9
Retail Center
Orlando, FL

Pioneer Place                    27,580         03/90        N/A        Note 9
Mixed-Use project
Portland, OR

Westlake Center                  25,576         10/88        N/A        Note 9
Mixed-Use project
Seattle, WA

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

                                (in thousands)

                                                                      Costs capitalized subsequent    Gross amount at which carried
                                           Initial cost to Company            to acquisition                 at close of period
                                           -----------------------    ----------------------------    -----------------------------
                                                         Buildings                                             Buildings
                                                            and                                                   and
                                Encum-                  Improvements         Improve     Carrying                Improve
     Description                brances      Land          Note 3             ments       costs         Land      ments     Total
     -----------                -------      ----          ------             -----       -----         ----      -----     -----
The Gallery at Harborplace    $ 105,118    $ 6,648        $    --       $ 104,463         $  --       $ 6,648  $ 104,463  $ 111,111
Mixed-Use project
Baltimore, MD

Mall St. Matthews                70,374         --             --         105,750            --            --    105,750    105,750
Retail Center
Louisville, KY

Paramus Park                     72,000     13,475             --          85,260            --        13,475     85,260     98,735
Retail Center
Paramus, NJ

Bayside Marketplace              75,504         --             --          98,305            --            --     98,305     98,305
Retail Center
Miami, FL

Governor's Square                69,922         --             --          84,768            --            --     84,768     84,768
Retail Center
Tallahassee, FL

Moorestown Mall                  42,000     13,549         65,596             441            --        13,549     66,037     79,586
Retail Center
Burlington County, NJ

Oakwood Center                   53,070     15,938             --          60,861            --        15,938     60,861     76,799
Retail Center
Gretna, LA

Plymouth Meeting                 34,327        702             --          75,881            --           702     75,881     76,583
Retail Center
Montgomery County, PA

Faneuil Hall Marketplace         52,761         --             --          75,170            --            --     75,170     75,170
Retail Center
Boston, MA

Cherry Hill Mall                 77,404     14,767             --          59,158            --        14,767     59,158     73,925
Retail Center
Cherry Hill, NJ

Hulen Mall                       63,338      7,575             --          63,859            --         7,575     63,859     71,434
Retail Center
Ft. Worth, TX

                                      Accumulated         Date of                             Life on
                                      depreciation       completion                      which depreciation
                                          and                of             Date          in latest income
                                      amortization      construction      acquired      statement is compute
                                      ------------      ------------      --------      --------------------
The Gallery at Harborplace              $ 24,792            09/87            N/A               Note 9
Mixed-Use project
Baltimore, MD

Mall St. Matthews                         20,579            03/62            N/A               Note 9
Retail Center
Louisville, KY

Paramus Park                              12,838            03/74            N/A               Note 9
Retail Center
Paramus, NJ

Bayside Marketplace                       19,555            04/87            N/A               Note 9
Retail Center
Miami, FL

Governor's Square                         10,048            08/79            N/A               Note 9
Retail Center
Tallahassee, FL

Moorestown Mall                            3,325            03/63          12/97               Note 9
Retail Center
Burlington County, NJ

Oakwood Center                            11,056            10/82            N/A               Note 9
Retail Center
Gretna, LA

Plymouth Meeting                          11,518            02/66            N/A               Note 9
Retail Center
Montgomery County, PA

Faneuil Hall Marketplace                  11,433            08/76            N/A               Note 9
Retail Center
Boston, MA

Cherry Hill Mall                          19,573            10/61            N/A               Note 9
Retail Center
Cherry Hill, NJ

Hulen Mall                                11,556            08/77            N/A               Note 9
Retail Center
Ft. Worth, TX

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

                                (in thousands)

                                                                      Costs capitalized subsequent    Gross amount at which carried
                                           Initial cost to Company            to acquisition                 at close of period
                                           -----------------------    ----------------------------    -----------------------------
                                                         Buildings                                             Buildings
                                                            and                                                   and
                                Encum-                  Improvements      Improve        Carrying                Improve
     Description                brances      Land          Note 3          ments          costs         Land      ments     Total
     -----------                -------      ----          ------          -----          -----         ----      -----     -----

Riverwalk                      $ 11,056    $   --         $    --        $ 70,982         $  --       $   --    $ 70,982   $ 70,982
Retail Center
New Orleans, LA

Augusta Mall                     59,791     4,698              --          64,974            --        4,698      64,974     69,672
Retail Center
Augusta, GA

Echelon Mall                     58,296     6,160              --          63,063            --        6,160      63,063     69,223
Retail Center
Voorhees, NJ

Harborplace                      35,905        --              --          57,602            --           --      57,602     57,602
Retail Center
Baltimore, MD

Perimeter Mall                   67,049        --              --          52,078            --           --      52,078     52,078
Retail Center
Atlanta, GA

Blue Cross & Blue Shield         29,097     1,000              --          44,756            --        1,000      44,756     45,756
Building I
Office Building
Baltimore, MD

3800 Howard Hughes Parkway       38,596     3,622          38,438           2,614            --        3,622      41,052     44,674
Office Building
Las Vegas, NV

Exton Square                     63,843     1,408              --          42,685            --        1,408      42,685     44,093
Retail Center
Exton, PA

White Marsh                      40,544     4,390              --          33,583            --        4,390      33,583     37,973
Retail Center
Baltimore, MD

The Jacksonville Landing         11,851        --              --          34,775            --           --      34,775     34,775
Retail Center
Jacksonville, FL

Village of Cross Keys            14,855       925              --          29,286            --          925      29,286     30,211
Mixed-Use project
Baltimore, MD

                                      Accumulated         Date of                             Life on
                                      depreciation       completion                      which depreciation
                                          and                of             Date          in latest income
                                      amortization      construction      acquired      statement is compute
                                      ------------      ------------      --------      --------------------
Riverwalk                                $ 12,935           08/86            N/A               Note 9
Retail Center
New Orleans, LA

Augusta Mall                                6,303           08/78            N/A               Note 9
Retail Center
Augusta, GA

Echelon Mall                               11,386           09/70            N/A               Note 9
Retail Center
Voorhees, NJ

Harborplace                                 9,723           07/80            N/A               Note 9
Retail Center
Baltimore, MD

Perimeter Mall                              5,932           08/71            N/A               Note 9
Retail Center
Atlanta, GA

Blue Cross & Blue Shield                   11,302           07/89            N/A               Note 9
Building I
Office Building
Baltimore, MD

3800 Howard Hughes Parkway                  5,330           11/86          06/96               Note 9
Office Building
Las Vegas, NV

Exton Square                               10,658           03/73            N/A               Note 9
Retail Center
Exton, PA

White Marsh                                 9,428           08/81            N/A               Note 9
Retail Center
Baltimore, MD

The Jacksonville Landing                   13,079           06/87            N/A               Note 9
Retail Center
Jacksonville, FL

Village of Cross Keys                       8,417           09/65            N/A               Note 9
Mixed-Use project
Baltimore, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

                                (in thousands)

                                                                      Costs capitalized subsequent     Gross amount at which carried
                                           Initial cost to Company            to acquisition                  at close of period
                                           -----------------------    ----------------------------     -----------------------------
                                                         Buildings                                             Buildings
                                                            and                                                   and
                                Encum-                    Improve         Improve        Carrying                Improve
     Description                brances     Land           ments           ments          costs         Land      ments     Total
     -----------                -------     ----           -----           -----          -----         ----      -----     -----
Willowbrook                    $ 38,436  $   853        $     --         $ 29,249        $  --       $   853   $ 29,249     30,102
Retail Center
Wayne, NJ

3773 Howard Hughes Parkway       22,040    1,738          22,625            3,502           --         1,738     26,127     27,865
Office Building
Las Vegas, NV

North Star                           --      168              --           26,767           --           168     26,767     26,935
Retail Center
San Antonio, TX

Alexander & Alexander            17,712    1,000              --           25,820           --         1,000     25,820     26,820
Building II
Office Building
Baltimore, MD

3960 Howard Hughes Parkway       23,920      800              --           23,843           --           800     23,843     24,643
Office Building
Las Vegas, NV

The Gallery at Market East           --       --              --           24,500           --            --     24,500     24,500
Retail Center
Philadelphia, PA

Senate Plaza                     15,818    3,488          20,379              299           --         3,488     20,678     24,166
Office Building
Camp Hill, PA

Hunt Valley 75                   16,883    6,659          14,187              704           --         6,659     14,891     21,550
Office Building
Hunt Valley, MD

Franklin Park                    25,499      653              --           19,999           --           653     19,999     20,652
Retail Center
Toledo, OH

Mondawmin Mall                    3,218    2,251              --           18,154           --         2,251     18,154     20,405
Retail Center
Baltimore, MD

                                      Accumulated         Date of                             Life on
                                      depreciation       completion                      which depreciation
                                          and                of             Date          in latest income
  Description                         amortization      construction      acquired      statement is compute
  -----------                         ------------      ------------      --------      --------------------
Willowbrook                             $ 8,014             09/69            N/A               Note 9
Retail Center
Wayne, NJ

3773 Howard Hughes Parkway                2,444             11/95           6/96               Note 9
Office Building
Las Vegas, NV

North Star                                4,561             09/60            N/A               Note 9
Retail Center
San Antonio, TX

Alexander & Alexander                     7,222             09/87            N/A               Note 9
Building II
Office Building
Baltimore, MD

3960 Howard Hughes Parkway                2,011             04/98           6/96               Note 9
Office Building
Las Vegas, NV

The Gallery at Market East                7,776             08/77            N/A               Note 9
Retail Center
Philadelphia, PA

Senate Plaza                                737             07/72            N/A               Note 9
Office Building
Camp Hill, PA

Hunt Valley 75                              696             07/84          12/98               Note 9
Office Building
Hunt Valley, MD

Franklin Park                             4,755             07/71            N/A               Note 9
Retail Center
Toledo, OH

Mondawmin Mall                            7,478             01/78            N/A               Note 9
Retail Center
Baltimore, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

                                (in thousands)

                                                                       Costs capitalized subsequent    Gross amount at which carried
                                           Initial cost to Company             to acquisition                at close of period
                                           -----------------------     ----------------------------    -----------------------------
                                                         Buildings                                             Buildings
                                                            and                                                   and
                                Encum-                    Improve         Improve        Carrying                Improve
     Description                brances     Land           ments           ments          costs        Land       ments      Total
     -----------                -------     ----           -----           -----          -----        ----       -----      -----
Blue Cross & Blue Shield       $ 10,613   $ 1,000        $    --         $ 16,591        $  --       $ 1,000   $ 16,591     $ 17,591
Building II
Office Building
Baltimore, MD

3753 / 3763 Howard Hughes        10,714     3,844         12,018              724           --         3,844     12,742       16,586
Parkway
Office Building
Las Vegas, NV

Highland Mall                     4,731        13             --           16,535           --            13     16,535       16,548
Retail Center
Austin, TX

Alexander & Alexander            10,878       650             --           15,825           --           650     15,825       16,475
Building I
Office Building
Baltimore, MD

Centerpointe                      6,851     4,012         11,302              166           --         4,012     11,468       15,480
Office Building
Hunt Valley, MD

3930 Howard Hughes Parkway        6,150     3,108         11,279              593           --         3,108     11,872       14,980
Office Building
Las Vegas, NV

Canyon Center                    12,338     2,081          7,161            5,348           --         2,081     12,509       14,590
Office Building
Las Vegas, NV

Shilling Plaza South              6,068     5,437          7,402            1,408           --         5,437      8,810       14,247
Office Building
Hunt Valley, MD

Canyon Center C&D                    --     1,723             --           11,835           --         1,723     11,835       13,558
Office Building/Industrial
Las Vegas, NV

3980 Howard Hughes               10,406       879          5,583            6,230           --           879     11,813       12,692
Office Building
Las Vegas, NV

                                      Accumulated                                             Life on
                                      depreciation        Date of                        which depreciation
                                          and            completion         Date          in latest income
    Description                       amortization      construction      acquired      statement is compute
    -----------                       ------------      ------------      --------      --------------------
Blue Cross & Blue Shield                 $ 3,818            08/90            N/A               Note 9
Building II
Office Building
Baltimore, MD

3753 / 3763 Howard Hughes                  1,441            10/91           6/96               Note 9
Parkway
Office Building
Las Vegas, NV

Highland Mall                              4,801            08/71            N/A               Note 9
Retail Center
Austin, TX

Alexander & Alexander                      5,330            11/88            N/A               Note 9
Building I
Office Building
Baltimore, MD

Centerpointe                                 410            07/87          12/98               Note 9
Office Building
Hunt Valley, MD

3930 Howard Hughes Parkway                 2,373            12/94          06/96               Note 9
Office Building
Las Vegas, NV

Canyon Center                              1,099            03/98          06/96               Note 9
Office Building
Las Vegas, NV

Shilling Plaza South                         438            07/87          12/98               Note 9
Office Building
Hunt Valley, MD

Canyon Center C&D                            794            06/98          06/96               Note 9
Office Building/Industrial
Las Vegas, NV

3980 Howard Hughes                           942            04/97          06/96               Note 9
Office Building
Las Vegas, NV

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

                                (in thousands)

                                                               Costs capitalized subsequent  Gross amount at which carried
                                      Initial cost to Company        to acquisition               at close of period
                                    -------------------------  ----------------------------  -----------------------------

                                                  Buildings                                            Buildings
                                                     and                                                  and
                             Encum-             Improvements     Improve       Carrying                 Improve
        Description          brances    Land      (note 3)        ments         costs          Land      ments     Total
        -----------          -------    ----       -------        -----         -----          ----      -----     -----
Crossing Business
Center Phase III
Office Building
Las Vegas, NV                $ 8,325    $2,842         $1,416        $8,303        $   --      $2,842     $9,719   $12,561

Shilling Plaza North
Office Building
Hunt Valley, MD                7,805     4,024          8,059            15            --       4,024      8,074    12,098

Riverspark 2/Building 2
Office Building/Industrial
Columbia, MD                   1,471     3,358          7,955            --            --       3,358      7,955    11,313

Trails Village Center
Community Retail Center
Las Vegas, NV                 10,030     2,921             --         7,221            --       2,921      7,221    10,142

Crossing Business
Center Phase I
Office Building
Las Vegas, NV                  7,512     1,326          7,951           539            --       1,326      8,490     9,816

3770 Howard Hughes Parkway
Office Building
Las Vegas, NV                  5,397       691          8,010           916            --         691      8,926     9,617

Inglewood Office II
Office Building
Landover, MD                   6,179     2,261          7,304            --            --       2,261      7,304     9,565

201 International Circle
Office Building
Hunt Valley, MD                4,004     5,168          3,763           295            --       5,168      4,058     9,226

Metro Plaza
Retail Center
Baltimore, MD                    136       202             --         8,751            --         202      8,751     8,953

Equinox @ CBC
Office Building
Las Vegas, NV                  6,911     1,257            398         6,600            --       1,257      6,998     8,255

                                                                       Life on
                             Accumulated     Date of                 which depre-
                             depreciation   completion             ciation in latest
                                 and            of         Date     income state-
        Description          amortization  construction  acquired  ment is computed
        -----------          ------------  ------------  --------  ----------------

Crossing Business
Center Phase III
Office Building
Las Vegas, NV                $      1,210      09/96       06/96             Note 9

Shilling Plaza North
Office Building
Hunt Valley, MD                       291      07/80       12/98             Note 9

Riverspark 2/Building 2
Office Building/Industrial
Columbia, MD                          287      07/87       12/98             Note 9

Trails Village Center
Community Retail Center
Las Vegas, NV                         267      05/98       06/96             Note 9

Crossing Business
Center Phase I
Office Building
Las Vegas, NV                         905      12/94       06/96             Note 9

3770 Howard Hughes Parkway
Office Building
Las Vegas, NV                       1,760      10/90       06/96             Note 9

Inglewood Office II
Office Building
Landover, MD                          264      07/86       12/98             Note 9

201 International Circle
Office Building
Hunt Valley, MD                       193      07/82       12/98             Note 9

Metro Plaza
Retail Center
Baltimore, MD                       3,976       N/A        12/82             Note 9

Equinox @ CBC
Office Building
Las Vegas, NV                         466      12/97       06/96             Note 9

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

                                (in thousands)

                                                                  Costs capitalized subsequent  Gross amount at which carried
                                      Initial cost to Company           to acquisition               at close of period
                                    --------------------------    ----------------------------  -----------------------------

                                                  Buildings                                               Buildings
                                                     and                                                     and
                             Encum-             Improvements        Improve       Carrying                 Improve
       Description           brances    Land      (note 3)           ments         costs          Land      ments      Total
       -----------           -------    ----    ------------         -----         -----          ----      -----      -----
Inglewood Office Center I    $ 5,028  $  1,940     $    5,867       $      160    $       --    $  1,940   $   6,027  $ 7,967
Office Building
Landover, MD

Montgomery Ward                6,007       607          7,213               39            --         607       7,252    7,859
Office Building/Industrial
Las Vegas, NV

Tampa Bay Center              24,714       920             --            3,785            --         920       3,785    4,705
Retail Center
Tampa, FL

Crossing Business              5,461       357          7,097                3            --         357       7,100    7,457
Center Phase II
Office Building
Las Vegas, NV

840 Grier                      5,933       963          1,430            4,959            --         963       6,389    7,352
Office Building/Industrial
Las Vegas, NV

Ambassador Center              4,307     1,385          5,282                9            --       1,385       5,291    6,676
Office Building
Woodlawn, MD

USA Group                      7,102     1,196          4,880              551            --       1,196       5,431    6,627
Office Building/Industrial
Las Vegas, NV

Inglewood Tech V               4,226     2,889          3,654               26            --       2,889       3,680    6,569
Industrial Building
Landover, MD

Raytheon                          --       422          6,133               --            --         422       6,133    6,555
Office Building/Industrial
Las Vegas, NV

Canyon Business Center            --     1,188             --            5,287            --       1,188       5,287    6,475
 Phase V
Office Building/Industrial
Las Vegas, NV

First National Bank Plaza      5,065        --             --            6,330            --          --       6,330    6,330
Office Building
Mt. Prospect, IL

                                                                        Life on
                              Accumulated     Date of                 which depre-
                              depreciation   completion                ciation in
                                                                         latest
                                  and            of         Date     income state-
       Description            amortization  construction  acquired  ment is computed
       -----------            ------------  ------------  --------  ----------------
Inglewood Office Center I     $      220        07/82      12/98         Note 9
Office Building
Landover, MD

Montgomery Ward                      708        10/95      06/96         Note 9
Office Building/Industrial
Las Vegas, NV

Tampa Bay Center                      --        08/79       N/A          Note 9
Retail Center
Tampa, FL

Crossing Business                    642        12/95      06/96         Note 9
Center Phase II
Office Building
Las Vegas, NV

840 Grier                            533        03/97      06/96         Note 9
Office Building/Industrial
Las Vegas, NV

Ambassador Center                    191        07/85      12/98         Note 9
Office Building
Woodlawn, MD

USA Group                            238        11/98      06/96         Note 9
Office Building/Industrial
Las Vegas, NV

Inglewood Tech V                     137        07/86      12/98         Note 9
Industrial Building
Landover, MD

Raytheon                             569        11/92      06/96         Note 9
Office Building/Industrial
Las Vegas, NV

Canyon Business Center               465        03/98      06/96         Note 9
 Phase V
Office Building/Industrial
Las Vegas, NV

First National Bank Plaza          2,074        07/81       N/A          Note 9
Office Building
Mt. Prospect, IL

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

                                (in thousands)

                                                                 Costs capitalized subsequent   Gross amount at which carried
                                      Initial cost to Company          to acquisition               at close of period
                                    -------------------------    -----------------------------  ---------------------------------
                                                 Buildings                                               Buildings
                                                    and                                                     and
                             Encum-             Improvements        Improve       Carrying                Improve
      Description            brances   Land       (note 3)           ments         costs         Land      ments      Total
      -----------            -------  -------  --------------    -------------  ------------    -------  ----------  --------
Plaza East                    $4,472   $  911          $5,299           $   91     $      --     $  911      $5,390    $6,301
Office Building/Industrial
Las Vegas, NV

420 Pilot                      3,992    1,066            (140)           5,257            --      1,066       5,117     6,183
Office Building/Industrial
Las Vegas, NV

Pulaski 11                     3,849    1,099           4,708               --            --      1,099       4,708     5,807
Industrial Building
Baltimore, MD

Rutherford 5                   2,229      614           5,123               --            --        614       5,123     5,737
Industrial Building
Woodlawn, MD

Rutherford 60                  3,774    1,250           4,445               16            --      1,250       4,461     5,711
Industrial Building
Woodlawn, MD

Plaza West                     4,299      195           5,360              125            --        195       5,485     5,680
Office Building/Industrial
Las Vegas, NV

Inglewood Tech IV              1,582    2,222           3,365               57            --      2,222       3,422     5,644
Industrial Building
Landover, MD

980 Kelley Johnson             3,150      815           4,772               38            --        815       4,810     5,625
Office Building/Industrial
Las Vegas, NV

975 Kelley Johnson             2,844      378           5,211               --            --        378       5,211     5,589
Office Building/Industrial
Las Vegas, NV

Riverspark Building  A         3,562    1,461           4,053               --            --      1,461       4,053     5,514
Industrial Building
Columbia, MD

Hunt Valley 49                 3,531    1,575           3,892               --            --      1,575       3,892     5,467
Industrial Building
Hunt Valley, MD

                                                                          Life on
                                                                         which depre
                                  Accumulated     Date of                ciation in
                                  depreciation   completion                latest
                                     and            of         Date     income state-
      Description                 amortization  construction  acquired  ment is computed
      -----------                 ------------  ------------  --------  ----------------
Plaza East                          $     544      12/93        06/96         Note 9
Office Building/Industrial
Las Vegas, NV

420 Pilot                                 585      09/96        06/96         Note 9
Office Building/Industrial
Las Vegas, NV

Pulaski 11                                170      07/69        12/98         Note 9
Industrial Building
Baltimore, MD

Rutherford 5                              185      07/72        12/98         Note 9
Industrial Building
Woodlawn, MD

Rutherford 60                             161      07/72        12/98         Note 9
Industrial Building
Woodlawn, MD

Plaza West                                560      11/95        06/96         Note 9
Office Building/Industrial
Las Vegas, NV

Inglewood Tech IV                         124      07/86        12/98         Note 9
Industrial Building
Landover, MD

980 Kelley Johnson                        492      05/92        06/96         Note 9
Office Building/Industrial
Las Vegas, NV

975 Kelley Johnson                        552      11/90        06/96         Note 9
Office Building/Industrial
Las Vegas, NV

Riverspark Building  A                    146      09/85        12/98         Note 9
Industrial Building
Columbia, MD

Hunt Valley 49                            141      02/82        12/98         Note 9
Industrial Building
Hunt Valley, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

                                (in thousands)

                                                                  Costs capitalized subsequent  Gross amount at which carried
                                      Initial cost to Company           to acquisition               at close of period
                                    --------------------------    ----------------------------  -----------------------------
                                                 Buildings                                               Buildings
                                                    and                                                     and
                             Encum-             Improvements        Improve       Carrying                Improve
       Description           brances   Land       (note 3)           ments         costs         Land      ments      Total
       -----------           -------  -------  ---------------    ------------  ------------    -------  ----------  --------
750 Pilot                     $   --   $  842          $   --           $4,461     $      --     $  842      $4,461    $5,303
Office Building/Industrial
Las Vegas, NV

3960/3980 Parking Garage          --      576              --            4,678            --        576       4,678     5,254
Parking Garage
Las Vegas, NV

Hunt Valley 36                 3,354    1,239           3,954               --            --      1,239       3,954     5,193
Industrial Building
Hunt Valley, MD

The Grand Avenue                  --       --              --            3,506            --         --       3,506     3,506
Retail Center
Milwaukee, WI

950 Pilot                      2,075      769              --            4,186            --        769       4,186     4,955
Office Building/Industrial
Las Vegas, NV

731 Pilot                      3,908      862              --            4,030            --        862       4,030     4,892
Office Building/Industrial
Las Vegas, NV

711 Pilot                      3,106      469              --            4,376            --        469       4,376     4,845
Office Building/Industrial
Las Vegas, NV

Owen Brown 2                      --    1,247           3,452               85            --      1,247       3,537     4,784
Office Building/Industrial
Columbia, MD

Rutherford 46                  3,165    1,079           3,697               --            --      1,079       3,697     4,776
Industrial Building
Woodlawn, MD

Hunt Valley 72                    --    1,301           3,473               --            --      1,301       3,473     4,774
Industrial Building
Hunt Valley, MD

Hunt Valley 70                    --    2,367           2,286              102            --      2,367       2,388     4,755
Industrial Building
Hunt Valley, MD

                                                                          Life on
                                                                        which depre-
                                Accumulated     Date of                 ciation in
                                depreciation   completion                 latest
                                    and           of          Date     income state-
      Description               amortization  construction  acquired  ment is computed
      -----------               ------------  ------------  --------  ----------------
750 Pilot                        $     567           2/98       N/A          Note 9
Office Building/Industrial
Las Vegas, NV

3960/3980 Parking Garage               198          05/97     06/96          Note 9
Parking Garage
Las Vegas, NV

Hunt Valley 36                         143          02/76     12/98          Note 9
Industrial Building
Hunt Valley, MD

The Grand Avenue                        --          08/82       N/A          Note 9
Retail Center
Milwaukee, WI

950 Pilot                              512          08/90     06/96          Note 9
Office Building/Industrial
Las Vegas, NV

731 Pilot                              357          10/95     06/96          Note 9
Office Building/Industrial
Las Vegas, NV

711 Pilot                              377          11/95     06/96          Note 9
Office Building/Industrial
Las Vegas, NV

Owen Brown 2 Office                    126           6/82     12/98          Note 9
Building/Industrial
Columbia, MD

Rutherford 46                          133          02/88     12/98          Note 9
Industrial Building
Woodlawn, MD

Hunt Valley 72                         125           6/83     12/98          Note 9
Industrial Building
Hunt Valley, MD

Hunt Valley 70                          88           6/82     12/98          Note 9
Industrial Building
Hunt Valley, MD

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999

                                (in thousands)

                                                                   Costs capitalized subsequent     Gross amount at which carried
                                         Initial cost to Company           to acquisition                 at close of period
                                       -------------------------  -------------------------------  --------------------------------
                                                     Buildings                                         Buildings
                                                        and                                              and
                               Encum-              Improvements   Improve      Carrying                 Improve
     Description              brances      Land      (note 3)      ments         costs       Land        ments        Total
     -----------              -------      ----    ------------   -------      --------      ----       -------       -----
1181 Grier Drive             $    1,852  $    565     $  3,073   $    1,005     $    --     $    565   $    4,078   $    4,643
Office Building/Industrial
Las Vegas, NV

Riverspark 2/Building 3           1,104     1,334        3,159          132          --        1,334        3,291        4,625
Office Building/Industrial
Columbia, MD

Hunt Valley 46                       --     2,193        2,416           --          --        2,193        2,416        4,609
Industrial Building
Hunt Valley, MD

Rutherford 29                        --       673        3,866            7          --          673        3,873        4,546
Industrial Building
Woodlawn, MD

Sheraton Parking Garage              --     1,789        2,722           --          --        1,789        2,722        4,511
Parking Garage
Baltimore, MD

1151 Grier Drive                  2,626       707        3,568          153          --          707        3,721        4,428
Office Building/Industrial
Las Vegas, NV

21 Governors Court                   --       988        3,158          156          --          988        3,314        4,302
Office Building/Industrial
Baltimore, MD

Other properties and related
investments less than
5% of total                     104,402    45,199       76,778       66,433          --       45,199      143,211      188,410
                         -------------------------------------  -----------------------    -----------------------------------

Total Operating
 Properties                   2,615,998   380,465      704,134    2,727,357          --      380,465    3,431,491    3,811,956
                         -------------------------------------  -----------------------    -----------------------------------

                                                                                        Life on
                              Accumulated       Date of                                which depre
                              depreciation     completion                            ciation in latest
                                  and              of                Date              income state
     Description              amortization    construction         acquired          ment is computed
     -----------              ------------    ------------         --------          ----------------
1181 Grier Drive              $    507            10/89             6/96                Note 9
Office Building/Industrial
Las Vegas, NV

Riverspark 2/Building 3            142             6/87            12/98                Note 9
Office Building/Industrial
Columbia, MD

Hunt Valley 46                      87             6/67            12/98                Note 9
Industrial Building
Hunt Valley, MD

Rutherford 29                      140             9/85            12/98                Note 9
Industrial Building
Woodlawn, MD

Sheraton Parking Garage             98             7/85            12/98                Note 9
Parking Garage
Baltimore, MD

1151 Grier Drive                   480             5/88             6/96                Note 9
Office Building/Industrial
Las Vegas, NV

21 Governors Court                 130             6/81            12/98                Note 9
Office Building/Industrial
Baltimore, MD

Other properties and related
investments less than
5% of total                     23,563
                               -------

Total Operating Properties     574,837
                               -------

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

                                (in thousands)


                                                                         Costs capitalized
                                               Initial cost to              subsequent          Gross amount at which carried
                                                   Company                to acquisition              at close of period
                                              -----------------        ----------------------    -----------------------------

                                                        Buildings                                          Buildings
                                                           and                                                and
                                   Encum-                Improve       Improve     Carrying                 Improve
    Description                    brances    Land        ments         ments       costs          Land      ments     Total
    -----------                    -------    ----        -----         -----       -----          ----      -----     -----
Properties in Development:


Exton Square Expansion             $    --   $ 3,530     $   --        $94,821        $   --     $ 3,530    $94,821   $98,351
Expansion of retail center
Exton, PA

Pioneer Place Expansion                 --     2,813        --          43,565            --       2,813     43,565    46,378
Expansion of mixed-use project
Portland, OR

The Fashion Show                        --    27,166        --          13,484            --      27,166     13,484    40,650
 Expansion
Expansion of retail center
Las Vegas, NV

Moorestown Mall Expansion               --        --        --          32,238            --          --     32,238    32,238
Expansion of retail center
Morrestown, NJ

The Village of Merrick                  --    12,177        --          16,561            --      12,177     16,561    28,738
 Park
New Retail Center
Coral Gables, FL

Arizona Center                      12,800        --        --          12,992            --          --     12,992    12,992
Developed/developable land
under master lease
Phoenix, AZ

Perimeter Mall Expansion                --        --        --           5,290           --           --      5,290     5,290
Expansion of retail center
Atlanta, GA

Paramus Park Expansion                  --        --        --           5,151           --           --      5,151     5,151
Expansion of retail center
Paramus, NJ

Oviedo/Sears Expansion                  --         --       --           3,016           --           --      3,016     3,016
Expansion of retail center
Orlando, FL

                                                                              Life on
                                    Accumulated                             which depre-
                                    depreciation    Date of               ciation in latest
                                        and       completion of   Date     income state-
Description                         amortization  construction  acquired  ment is computed
-----------                         ------------  ------------  --------  ----------------
Properties in Development:


Exton Square Expansion                $       --      N/A         N/A           N/A
Expansion of retail center
Exton, PA

Pioneer Place Expansion                       --      N/A         N/A           N/A
Expansion of mixed-use project
Portland, OR

The Fashion Show                              --      N/A         N/A           N/A
 Expansion
Expansion of retail center
Las Vegas, NV

Moorestown Mall Expansion                     --      N/A         N/A           N/A
Expansion of retail center
Morrestown, NJ

The Village of Merrick                        --      N/A         N/A           N/A
 Park
New Retail Center
Coral Gables, FL

Arizona Center                                --      N/A         N/A           N/A
Developed/developable land
under master lease
Phoenix, AZ

Perimeter Mall Expansion                      --      N/A         N/A           N/A
Expansion of retail center
Atlanta, GA

Paramus Park Expansion                        --      N/A         N/A           N/A
Expansion of retail center
Paramus, NJ

Oviedo/Sears Expansion                        --      N/A         N/A           N/A
Expansion of retail center
Orlando, FL

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

                                (in thousands)

                                                                     Costs capitalized subsequent  Gross amount at which carried
                                   Initial cost to Company                   to acquisition             at close of period
                                 --------------------------------   ---------------------------  ---------------------------------

                                                       Buildings                                              Buildings
                                                          and                                                    and
                               Encum-                   Improve      Improve       Carrying                    Improve
         Description           brances       Land        ments        ments         costs           Land        ments      Total
         -----------         -----------  -----------  ----------   -----------   ----------     ---------  -----------  ---------

Owings Mills                  $       --     $  2,765    $     --    $     --          $ --      $   2,765  $        --  $    2,765
Developable land
Baltimore County, MD


Pre-construction costs -              --           --          --       8,589            --             --        8,589       8,589
various projects


Pre-construction reserve              --           --          --      (5,246)           --             --       (5,246)     (5,246)


Other projects less than
 5% of total                          --        4,197          --       4,949            --          4,197        4,949       9,146
                             ------------------------------------   --------------------------   ----------------------------------
Total Properties
in Development                    12,800       52,648          --     235,410            --         52,648      235,410     288,058
                             ------------------------------------   --------------------------   ----------------------------------

Properties held for sale:


Westdale Mall                         --           --       6,276          --            --             --        6,276       6,276
Investment in unconsolidated
 real estate venture
Cedar Rapids, IO

Midtown Square                        --           --          --       4,708            --             --        4,708       4,708
Retail Center
Charlotte, NC

Other properties held for
 sale, less than 5% of total          --           --          --          --            --             --           --          --
                             ------------------------------------   --------------------------   ----------------------------------
Total Properties Held
 For Sale                             --           --       6,276       4,708            --             --       10,984      10,984
                             ------------------------------------  --------------------------    ----------------------------------

Total Property                $2,628,798     $433,113    $710,410  $2,967,475          $ --       $433,113   $3,677,885  $4,110,998
                             ====================================  ==========================    ==================================

                                                                                Life on
                                       Accumulated                            which depre-
                                       depreciation     Date of               ciation in
                                          and       completion of  Date     income state-
         Description                  amortization  construction  acquired  ment is computed
         -----------                  ------------  ------------- --------  ----------------
Owings Mills                                N/A         N/A          N/A       N/A
Developable land
Baltimore County, MD


Pre-construction costs -                    N/A         N/A          N/A       N/A
various projects


Pre-construction reserve                    N/A         N/A          N/A       N/A


Other projects less than                    N/A         N/A          N/A       N/A
 5% of total

Total Properties
in Development

Properties held for sale:

Westdale Mall                                --       07/79        10/98       N/A
Investment in unconsolidated
 real estate venture
Cedar Rapids, IO

Midtown Square                               --       10/59         N/A        N/A
Retail Center
Charlotte, NC

Other properties held for sale,

less than 5% of total                        --
                                      ------------
Total Properties Held For Sale               --

                                      ------------

Total Property                        $ 574,837
                                      ============

                                                          Schedule III continued
                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

Notes:

   (1) Reference is made to notes 1, 3 and 6 to the consolidated financial statements.

   (2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

   (3) Buildings and improvements include deferred costs of $101,028,000 at December 31, 1999.

   (4) The changes in total cost of properties for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                                 1999                          1998                  1997
                                                                 ----                          ----                  ----
        Balance at beginning of year                          $  5,051,981                  $3,332,363            $3,691,600
        Additions, at cost                                         228,759                     336,007               317,705
        Cost of properties acquired                                    ---                   1,593,062                84,743
        Additions to land held for
         development and sale                                          ---                         ---               134,447
        Cost of land sales                                          (7,211)                    (21,885)             (131,310)
        Retirements, sales and other
         dispositions                                           (1,117,396)                   (185,866)             (114,435)
        Property of subsidiaries in which a
         majority voting interest was sold
         to an affiliate                                               ---                         ---              (621,338)
        Additions to preconstruction reserve                           ---                      (1,700)               (2,800)
        Provision for loss on operating properties                 (45,135)                        ---               (26,249)
                                                             -------------                  ----------            ----------
        Balance at end of year                                $  4,110,998                  $5,051,981            $3,332,363
                                                             =============                  ==========            ==========

  (5) Reference is made to the consolidated statements of cash flows for explanation of noncash consideration included in property additions.

  (6) Reference is made to note 2 to the consolidated financial statements for explanation of transactions with affiliates.

                                                          Schedule III continued
                                                          ----------------------

                       THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

Notes:

(7) The changes in accumulated depreciation and amortization for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                    1999               1998             1997
                                                    ----               ----             ----
     Balance at beginning of year                 $  578,311         $ 515,229        $ 552,201
     Depreciation and amortization
        charged to operations                        100,329            84,068           86,009
     Retirements, sales and other, net              (103,803)          (20,986)         (50,814)
     Accumulated depreciation on properties
        of subsidiaries in which a majority
        voting interest was sold to an
        affiliate                                        ---               ---          (72,167)
                                                  ----------         ---------        ---------
     Balance at end of year                       $  574,837         $ 578,311        $ 515,229
                                                  ==========         =========        =========


(8) The aggregate cost of properties for Federal income tax purposes is approximately $3,637,947,000 at December 31, 1999.

(9) Reference is made to note 1(c) to the consolidated financial statements for information related to depreciation.

(10) Reference is made to note 10 to the consolidated financial statements for information related to provisions for losses on real estate assets.

(11) Certain amounts for prior years have been reclassified to conform to the presentation for 1999.

(12) Total costs are reduced by impairment losses on certain buildings and improvements. Reference is made to note 10 to the consolidated financial statements for information related to the losses.

                                                                     Schedule IV
                                                                     -----------

                      THE ROUSE COMPANY AND SUBSIDIARIES

                         Mortgage Loans On Real Estate

                               December 31, 1999

                                (in thousands)

                                                                                                                       Principal
                                                                                                                    amount of loans
                                                                                                                       subject to
                                          Final                                                                        delinquent
                                      maturity date     Periodic                  Face amount         Carrying         principal or
 Description (Note 1)  Interest rate     (Note 1)     payment terms  Prior liens  of mortgages  amount of mortgages      interest
 --------------------  -------------  --------------  -------------  -----------  ------------  -------------------  ---------------
Howard Research
   And Development
   Corporation and
   Subsidiaries            Note 2      Dec. 31, 2012      Note 1          N/A         $178,724        $  178,724           None

Howard Hughes
   Properties, Inc.        Note 2      Dec. 31, 2012      Note 1          N/A          141,183           141,183           None

HRD Properties, Inc.
   and Subsidiaries        Note 3      Dec. 31, 2012      Note 1          N/A           14,000            14,000           None
                                                                                      --------          --------

                                                                                      $333,907        $  333,907
                                                                                      ========          ========

                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES

                         MORTGAGE LOANS ON REAL ESTATE

                               December 31, 1999

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

   (3)  The note bears interest at 12.25% throughout the term.

                                                                                       1999              1998
                                                                                   -------------      --------------
   (4)  Balance at beginning of year                                               $ 362,167,000       $ 380,232,000
        Collections of principal                                                     (28,260,000)        (18,065,000)
                                                                                   -------------       -------------
        Balance at end of year                                                     $ 333,907,000       $ 362,167,000
                                                                                   =============       =============

   (5) The deed of trust notes are carried in investments in and advances to unconsolidated real estate ventures on the Company's balance sheets at December 31, 1999 and 1998. See note 2 to the consolidated financial statements regarding transactions that gave rise to the deed of trust notes.

                         REAL ESTATE VENTURES OWNED BY
THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST AND THE ROUSE COMPANY

                       Valuation and Qualifying Accounts
                    Years ended December 31, 1999 and 1998
                                (in thousands)

                                                                                   Additions
                                                                             ----------------------
                                                                 Balance at  Charged to  Charged to                  Balance at
                                                                 beginning   costs and     other                       end of
               Descriptions                                       of year     expenses    accounts   Deductions (1)     year
               ------------                                      ----------  ----------  ----------  --------------  ----------
Year ended December 31, 1999:
   Allowance for doubtful receivables                            $      834   $     554  $      ---     $     605     $    783
                                                                 ==========   =========  ==========     =========     ========
   Deferred tax asset valuation allowance                        $      952   $   3,802  $      ---     $     ---     $  4,754
                                                                 ==========   =========  ==========     =========     ========
   Preconstruction reserve                                       $      ---   $   2,854  $      ---     $     ---     $  2,854
                                                                 ==========   =========  ==========     =========     ========
Year ended December 31, 1998:
   Allowance for doubtful receivables                            $      830   $     359  $      ---     $     355     $    834
                                                                 ==========   =========  ==========     =========     ========
Deferred tax asset valuation allowance                           $      ---   $     952  $      ---     $     ---     $    952
                                                                 ==========   =========  ==========     =========     ========

Note:

   (1)  Balances written off as uncollectible.

                                                                    Schedule III
                                                                    ------------

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

                                (in thousands)

                                                                      Costs capitalized subsequent        Gross amount at which
                                           Initial cost to Company            to acquisition           carried at close of period
                                           -----------------------    ----------------------------     --------------------------
                                                         Buildings                                             Buildings
                                                            and                                                   and
                                Encum-                    Improve       Improve          Carrying                Improve
     Description                brances     Land           ments         ments            costs         Land      ments    Total
     -----------                -------     ----           -----         -----            -----         ----      -----    -----
Operating Properties:

The Mall in Columbia           $ 189,142   $ 6,788        $   --      $ 171,891          $    --      $ 6,788 $ 171,891 $ 178,679
Retail Center
Columbia, MD

White Marsh                       59,587     6,392            --         43,051               --        6,392    43,051    49,443
Retail Center
Baltimore, MD

Seventy Columbia Corp Ctr         28,677       856            --         24,266               --          856    24,266    25,122
Office Building
Columbia, MD

Forty Columbia Corp Ctr           15,590       636            --         15,379               --          636    15,379    16,015
Office Building
Columbia, MD

Fifty Columbia Corp Ctr           15,611       463            --         15,253               --          463    15,253    15,716
Office Building
Columbia, MD

Sixty Columbia Corp Ctr           14,863     1,050            --         14,640               --        1,050    14,640    15,690
Office Building
Columbia, MD

Thirty Columbia Corp Ctr          16,417     1,160            --         10,455               --        1,160    10,455    11,615
Office Building
Columbia, MD

Hickory Ridge Village Ctr         13,390       907            --          9,969               --          907     9,969    10,876
Village Center
Columbia, MD

                                      Accumulated                                             Life on
                                      depreciation        Date of                        which depreciation
                                          and            completion         Date          in latest income
                                      amortization      construction      acquired      statement is compute
                                      ------------      ------------      --------      --------------------
Operating Properties:

The Mall in Columbia                    $ 15,991             8/71            N/A                 Note 7
Retail Center
Columbia, MD

White Marsh                                5,887             8/81            N/A                 Note 7
Retail Center
Baltimore, MD

Seventy Columbia Corp Ctr                  6,039             6/92            N/A                 Note 7
Office Building
Columbia, MD

Forty Columbia Corp Ctr                    5,411             6/87            N/A                 Note 7
Office Building
Columbia, MD

Fifty Columbia Corp Ctr                    4,703            11/89            N/A                 Note 7
Office Building
Columbia, MD

Sixty Columbia Corp Ctr                      374             2/99            N/A                 Note 7
Office Building
Columbia, MD

Thirty Columbia Corp Ctr                   4,404             4/86            N/A                 Note 7
Office Building
Columbia, MD

Hickory Ridge Village Ctr                  1,865             6/92            N/A                 Note 7
Village Center
Columbia, MD

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

                                (in thousands)

                                                                      Costs capitalized subsequent        Gross amount at which
                                           Initial cost to Company            to acquisition           carried at close of period
                                           -----------------------    ----------------------------     --------------------------
                                                         Buildings                                             Buildings
                                                            and                                                   and
                                Encum-                    Improve      Improve           Carrying                Improve
     Description                brances     Land           ments        ments             costs         Land      ments    Total
     -----------                -------     ----           -----        -----             -----         ----      -----    -----
Dorsey Search Village Ctr      $ 14,544   $  911           $ --        $ 9,844             $ --       $  911    $ 9,844  $ 10,755
Village Center
Columbia, MD

Twenty Columbia Corp Ctr          9,565      927             --          9,628               --          927      9,628    10,555
Office Building
Columbia, MD

American City Building            6,070       --             --         10,251               --           --     10,251    10,251
Office Building
Columbia, MD

Harper's Choice                   9,550      546             --          9,647               --          546      9,647    10,193
Village Center
Columbia, MD

10000 W. Charleston Arbors           --      537             --          9,312               --          537      9,312     9,849
Office Building
Las Vegas, NV

Ten Columbia Corp Ctr             5,432      733             --          7,668               --          733      7,668     8,401
Office Building
Columbia, MD

Wilde Lake                        3,264    1,486             --          6,741               --        1,486      6,741     8,227
Village Center
Columbia, MD

Kings Contrivance                11,271    1,072             --          7,084               --        1,072      7,084     8,156
Village Center
Columbia, MD

                                      Accumulated                                             Life on
                                      depreciation        Date of                        which depreciation
                                          and            completion         Date          in latest income
                                      amortization      construction      acquired      statement is compute
                                      ------------      ------------      --------      --------------------
Dorsey Search Village Ctr                $2,541              9/89            N/A                Note 7
Village Center
Columbia, MD

Twenty Columbia Corp Ctr                  4,233              6/81            N/A                Note 7
Office Building
Columbia, MD

American City Building                    8,934              3/69            N/A                Note 7
Office Building
Columbia, MD

Harper's Choice                           2,952              6/71            N/A                Note 7
Village Center
Columbia, MD

10000 W. Charleston Arbors                  185              5/99            N/A                Note 7
Office Building
Las Vegas, NV

Ten Columbia Corp Ctr                     3,100              9/81            N/A                Note 7
Office Building
Columbia, MD

Wilde Lake                                3,679              7/67            N/A                Note 7
Village Center
Columbia, MD

Kings Contrivance                         2,470              6/86            N/A                Note 7
Village Center
Columbia, MD

                         REAL ESTATE VENTURES OWNED BY
            THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

                                 (in thousands)

                                                               Costs capitalized subsequent         Gross amount at which
                                      Initial cost to Company          to acquisition             carried at close of period
                                      -----------------------  ----------------------------    -------------------------------

                                                 Buildings                                             Buildings
                                                   and                                                   and
                           Encum-                 Improve       Improve         Carrying                Improve
  Description              brances       Land      ments         ments           costs           Land    ments         Total
  -----------             ---------   ---------  ---------     ---------        --------       ------- ---------      --------
Columbia Crossing         $   8,255   $   1,527   $   --       $   6,376        $   --         $ 1,527    $6,376        $7,903
Village Center
Columbia, MD


Long Reach Village Ctr        5,646       1,009       --           5,309            --           1,009     5,309         6,318
Village Center
Columbia, MD


Oakland Mills                 2,353       1,746       --           3,860            --           1,746     3,860         5,606
Retail Center
Columbia, MD


250 Pilot Road                   --         335       --           5,139            --             335     5,139         5,474
Office Building
Las Vegas, NV


Dobbin Road                   4,739         426       --           4,912            --             426     4,912         5,338
Village Center
Columbia, MD


585 Pilot Road                   --         307       --           4,200            --             307     4,200         4,507
Office Building
Las Vegas, NV


625 Pilot Road                   --         294       --           3,321            --             294     3,321         3,615
Office Building
Las Vegas, NV


Teachers Building             3,074          --       --           3,155            --              --     3,155         3,155
Office Building
Columbia, MD

                             Accumulated                                  Life on
                             depreciation    Date of                  which depreciation
                                 and      completion of    Date        in latest income
  Description                amortization  construction   acquired   statement is computed
  -----------                ------------  ------------   --------   ---------------------
Columbia Crossing            $        466     11/98         N/A             Note 7
Village Center
Columbia, MD


Long Reach Village Ctr              1,424      6/74         N/A             Note 7
Village Center
Columbia, MD


Oakland Mills                         390      6/69         N/A             Note 7
Retail Center
Columbia, MD


250 Pilot Road                         86      5/99         N/A             Note 7
Office Building
Las Vegas, NV


Dobbin Road                         1,784      6/83         N/A             Note 7
Village Center
Columbia, MD


585 Pilot Road                         60      6/99         N/A             Note 7
Office Building
Las Vegas, NV


625 Pilot Road                         93      6/99         N/A             Note 7
Office Building
Las Vegas, NV


Teachers Building                     865       6/69         N/A            Note 7
Office Building
Columbia, MD

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 1999
                                (in thousands)

                                                      Costs capitalized subsequent     Gross amount at which
                            Initial cost to Company         to acquisition           carried at close of period
                           -----------------------    ----------------------------  ------------------------------

                                                      Buildings                                               Buildings
                                                         and                                                     and
                                Encum-                 Improve        Improve      Carrying                    Improve
  Description                  brances       Land       ments          ments        costs          Land         ments     Total
---------------                --------    --------  -----------     ---------    ----------     ---------    ---------  --------
Ridgley Building               $  2,255     $   670       $   --     $  3,132     $       --     $     670    $   3,132  $  3,802
Office Building
Columbia, MD


Sterrett Building                 2,297         308           --        2,737             --           308        2,737     3,045
Office Building
Columbia, MD


Lynx Lane                         2,451         150           --        2,842             --           150        2,842     2,992
Retail Center
Columbia, MD


Other properties and related     14,310       1,714           --       12,816             --         1,714       12,816    14,530
                               ---------------------------------     -----------------------     --------------------------------
investments less than
5% of total


Total Operating
Properties                      458,353      32,950           --      432,878             --        32,950      432,878   465,828
                               ---------------------------------     -----------------------     --------------------------------


Properties in Development:


3993 Howard Hughes Parkway           --         755                    20,972                          755       20,972    21,727
New Office Building
Las Vegas, NV


Columbia Mall                        --          --           --        1,811             --            --        1,811     1,811
Expansion of retail center
Columbia, MD

                              Accumulated                                   Life on
                             depreciation     Date of                   which depreciation
                                 and        completion of   Date         in latest income
                             amortization   construction   acquired    statement is computed
                             ------------  -------------   --------    ---------------------
Ridgley Building               $  1,608        6/72         N/A             Note 7
Office Building
Columbia, MD


Sterrett Building                 1,330        6/72         N/A             Note 7
Office Building
Columbia, MD


Lynx Lane                         1,332        6/73         N/A             Note 7
Retail Center
Columbia, MD


Other properties and related      4,833
                             ------------
investments less than
5% of total



Total Operating
Properties                       87,039
                             ------------


Properties in Development:


3993 Howard Hughes Parkway        N/A           N/A         N/A             Note 7
New Office Building
Las Vegas, NV


Columbia Mall                     N/A           N/A         N/A             Note 7
Expansion of retail center
Columbia, MD

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

                                (in thousands)

                                                                        Costs capitalized subsequent  Gross amount at which
                                                Initial cost to Company       to acquisition          carried at close of period
                                                ------------------------ --------------------------- ----------------------------

                                                              Buildings                                      Buildings
                                                                 and                                            and
                                          Encum-               Improve       Improve    Carrying              Improve
   Description                           brances     Land       ments         ments      costs       Land      ments     Total
   -----------                           --------  --------   ----------    ---------  ----------   -------   --------  ---------
Arizona Hotel                            $     --  $     --   $       --    $   1,422  $       --   $    --   $  1,422  $  1,422
New Hotel Ground Lease
Phoenix, AZ

Airport Center 50                              --        --           --          467          --        --        467       467
New Office Building
Las Vegas, NV

Village 12 Arbors East                      1,409        --           --          262          --        --        262       262
New Office Building
Las Vegas, NV

Other projects less than 5% of  total          --        --           --        1,235          --        --      1,235     1,235
                                         --------------------------------   ---------------------   ----------------------------
Total Properties
held in Development                         1,409       755           --       26,169          --       755     26,169    26,924
                                         --------------------------------   ---------------------   ----------------------------

                                           Accumulated                                       Life on
                                           depreciation        Date of                   which depreciation
                                               and          completion of    Date         in latest income
   Description                              amortization    construction   acquired      statement is computed
   -----------                             -------------    -------------  --------      ---------------------
Arizona Hotel                                   N/A              N/A          N/A                 N/A
New Hotel Ground Lease
Phoenix, AZ


Airport Center 50                               N/A              N/A          N/A                 N/A
New Office Building
Las Vegas, NV


Village 12 Arbors East                          N/A              N/A          N/A                 N/A
New Office Building
Las Vegas, NV


Other projects less than 5% of total            N/A              N/A          N/A                 N/A

Total Properties
held in Development



                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

                                (in thousands)

                                                                   Costs capitalized subsequent      Gross amount at which
                                       Initial cost to Company            to acquisition            carried at close of period
                                       --------------------------  ----------------------------- -------------------------------

                                                        Buildings                                            Buildings
                                                          and                                                  and
                                   Encum-               Improve        Improve        Carrying               Improve
     Description                   brances    Land       ments          ments          costs        Land      ments        Total
     -----------                  --------   -------   ----------     ---------       --------    -------   ---------    --------
Land held for development and
sale:

Columbia                          $ 45,912    $ 53,000  $      --      $ 45,230       $     --   $ 98,230    $     --    $ 98,230
Land in various stages of
development
Columbia, MD

Summerlin                          148,318      89,076         --         6,205             --     95,281          --      95,281
Land in various stages of
development
Las Vegas, NV

Nevada Investment Land              28,503      20,631         --        13,246             --     33,877          --      33,877

Canyon Springs                      14,000      12,872         --        11,910             --     24,782          --      24,782
Land held for development
Riverside County, CA

Bridgewater Commons                     --       5,469         --            59             --      5,528          --       5,528
Land held for sale
Bridgewater, NJ


Other, less than 5% of
total                                   --          55         --            20             --         75          --          75
                                  -------------------------------      -----------------------   --------------------------------
Total land held for
development and sale               236,733     181,103         --        76,670             --    257,773          --     257,773
                                  -------------------------------      -----------------------   --------------------------------

Total Property                    $696,495    $214,808  $      --      $535,717       $     --   $291,478    $459,047    $750,525
                                  ===============================      =======================   ================================

                                       Accumulated                                            Life on
                                       depreciation      Date of                         which depreciation
                                            and        completion of       Date           in latest income
     Description                       amortization    construction       acquired      statement is computed
     -----------                       ------------    -------------      --------      ---------------------
Land held for development and
sale:

Columbia                                     N/A          N/A               9/85                N/A
Land in various stages of
development
Columbia, MD

Summerlin                                    N/A          N/A               6/96                N/A
Land in various stages of
development
Las Vegas, NV

Nevada Investment Land                       N/A          N/A               6/96                N/A

Canyon Springs                               N/A          N/A               7/89                N/A
Land held for development
Riverside County, CA

Bridgewater Commons                          N/A          N/A               7/89                N/A
Land held for sale
Bridgewater, NJ

Other, less than 5% of
total                                        N/A
                                       -------------
Total land held for
development and sale                              --
                                       -------------

Total Property                         $      87,039
                                       =============

                         REAL ESTATE VENTURES OWNED BY
            THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 1999

Notes:

   (1) Reference is made to notes 1, 2 and 6 to the combined consolidated financial statements.

   (2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

   (3) Buildings and improvements include deferred costs of $33,443,000 at December 31, 1999.

   (4) The changes in total cost of properties for the years ended December 31, 1999 and 1998 is as follows (in thousands):

                                                        1999           1998
                                                      ---------     ----------

       Balance at beginning of year                   $ 671,457     $  619,295
       Additions, at cost                               110,360         68,672
       Cost of properties acquired                          ---         10,054
       Additions to land held for
         development and sale                            73,240        124,674
       Cost of land sales                               (92,515)      (123,050)
       Retirements, sales and other
         dispositions                                    (9,163)       (28,188)
       Additions to preconstruction reserve              (2,854)           ---
                                                      ---------     ----------
       Balance at end of year                         $ 750,525     $  671,457
                                                      =========     ==========

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

                               December 31, 1999

Notes:

   (5) The changes in accumulated depreciation and amortization for the years ended December 31, 1999 and 1998 is as follows (in thousands):


                                                       1999             1998
                                                       ----             ----
        Balance at beginning of year                 $ 82,390          $72,000
        Depreciation and amortization
          charged to operations                        13,004           10,585
        Retirements, sales and other, net              (8,355)            (195)
                                                     --------          -------
        Balance at end of year                       $ 87,039          $82,390
                                                     ========          =======

   (6) The aggregate cost of properties for Federal income tax purposes is approximately $956,039,000 at December 31, 1999.

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

The Rouse Company

By:________________________________________
    Anthony W. Deering                                   March 30, 2000
    Chairman of the Board, President
       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

___________________________________________
Anthony W. Deering                                       March 30, 2000
Chairman of the Board, President
    and Chief Executive Officer

Principal Financial Officer:

___________________________________________
Jeffrey H. Donahue                                       March 30, 2000
Executive Vice President and
    Chief Financial Officer

Principal Accounting Officer:

___________________________________________
Melanie M. Lundquist                                     March 30, 2000
Vice President and Controller

Board of Directors:

     David H. Benson, Jeremiah E. Casey, Platt W. Davis, Anthony W. Deering, Rohit M. Desai, Mathias J. DeVito, Juanita T. James, Thomas J. McHugh, Hanne M. Merriman, Roger W. Schipke, Alexander B. Trowbridge and Gerard J. M. Vlak.

By: _____________________________________
    Anthony W. Deering                                   March 30, 2000
    For himself and as
    Attorney-in-fact for
    the above-named persons