Form 10-Q
period 2000-03-31
ROUSE COMPANY
filed 2000-05-15
CIK 85388

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 2000
                                    -------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________ to __________

Commission File Number     0-1743
                       ---------------

                               The Rouse Company
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Maryland                                               52-0735512
-------------------------------                        -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
 incorporation or organization)

    10275 Little Patuxent Parkway
          Columbia, Maryland                                         21044-3456
----------------------------------------                         -----------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (410) 992-6000
                                                  ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X            No
                   -----             -----

Indicate the number of shares outstanding of the issuer's common stock as of May 1, 2000:

Common Stock, $0.01 par value                      70,230,505
-----------------------------                   ----------------
      Title of Class                            Number of Shares

                      THE ROUSE COMPANY AND SUBSIDIARIES

        Consolidated Statements of Operations and Comprehensive Income
                  Three Months Ended March 31, 2000 and 1999
              (Unaudited, in thousands except per share amounts)

                                          Three months
                                         ended March 31,
                                       --------------------
                                         2000       1999
                                       --------   --------

Revenues                               $168,867   $175,959
Operating expenses, exclusive of
  provision for bad debts,
 depreciation and amortization           77,179     79,277
Interest expense                         60,118     63,925
Provision for bad debts                   2,235      1,312
Depreciation and amortization            20,695     27,372
Equity in earnings of
  unconsolidated real estate
  ventures                               23,566     23,333
Current income taxes                         82         74
                                       --------   --------
Earnings before gain (loss) on
 dispositions of operating property
 assets, net                             32,124     27,332
Gain (loss) on dispositions of
  operating property assets, net           (756)       594
                                       --------   --------
Net earnings                             31,368     27,926
Other items of comprehensive
 income (loss) - minimum pension
 liability adjustment                      (119)      (334)
                                       --------   --------
      Comprehensive income             $ 31,249   $ 27,592
                                       ========   ========
      Net earnings applicable
           to common shareholders      $ 28,330   $ 24,888
                                       ========   ========

       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

   Consolidated Statements of Operations and Comprehensive Income, continued
                  Three Months Ended March 31, 2000 and 1999
              (Unaudited, in thousands except per share amounts)



                                                Three months
                                               ended March 31,
                                              -----------------
                                               2000       1999
                                              ------     ------
EARNINGS PER SHARE OF
 COMMON STOCK:

 Basic                                         $.40        $.34
                                               ====        ====
 Diluted                                       $.40        $.34
                                               ====        ====


DIVIDENDS PER SHARE:
 Common stock                                  $.33        $.30
                                               ====        ====
 Preferred stock                               $.75        $.75
                                               ====        ====

                      THE ROUSE COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     March 31, 2000 and December 31, 1999
                  (Unaudited, in thousands except share data)



                                                  March 31,   December 31,
                                                    2000         1999
                                                 (Unaudited)
                                                 -----------  ------------

Assets:
 Property:
   Operating properties:
    Property and deferred costs
     of projects                                  $3,418,614    $3,811,956
    Less accumulated depreciation
     and amortization                                571,015       574,837
                                                  ----------    ----------
                                                   2,847,599     3,237,119
   Properties in development                         300,919       288,058
   Properties held for sale                          445,224        10,984
                                                  ----------    ----------

    Total property                                 3,593,742     3,536,161

 Investments in and advances to unconsolidated
  real estate ventures                               504,670       533,341

 Prepaid expenses, receivables under finance
  leases and other assets                            237,448       247,279

 Accounts and notes receivable                        62,748        61,224

 Investments in marketable securities                 23,188        23,321

 Cash and cash equivalents                            25,500        25,890
                                                  ----------    ----------

    Total                                         $4,447,296    $4,427,216
                                                  ==========    ==========


       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued
                     March 31, 2000 and December 31, 1999
                  (Unaudited in thousands except share data)


                                                   March 31,    December 31,
                                                      2000          1999
                                                  (Unaudited)
                                                  -----------   ------------

Liabilities:
 Debt:
  Property debt not carrying a Parent
   Company guarantee of repayment                 $2,606,334     $2,529,334
  Parent Company debt and debt carrying a
   Parent Company guarantee of repayment:
    Property debt                                    101,829        161,585
    Other debt                                       673,500        643,500
                                                  ----------     ----------
                                                     775,329        805,085
                                                  ----------     ----------

     Total debt                                    3,381,663      3,334,419
                                                  ----------     ----------

 Accounts payable, accrued expenses
  and other liabilities                              293,880        317,252

Company-obligated mandatorily redeemable
  preferred securities of a trust holding
  solely Parent Company subordinated debt
  securities                                         136,965        136,965

Shareholders' equity:
 Series B Convertible Preferred stock
  with a liquidation preference of
  $202,500                                                41             41
 Common stock of 1 cent par value per share;
  250,000,000 shares authorized; 70,306,205
  shares issued in 2000 and 70,693,789
  shares issued in 1999                                  703            707
 Additional paid-in capital                          800,125        808,277
 Accumulated deficit                                (165,491)      (169,974)
 Accumulated other comprehensive income (loss)          (590)          (471)
                                                  ----------     ----------

  Net shareholders' equity                           634,788        638,580
                                                  ----------     ----------

   Total                                          $4,447,296     $4,427,216
                                                  ==========     ==========

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999
                           (Unaudited, in thousands)

                                                      2000       1999
                                                    --------   --------

Cash flows from operating activities:
  Rents and other revenues received                 $168,426   $159,654
  Proceeds from land sales and notes receivable
    from land sales                                      ---      5,731
  Interest received                                    1,784      2,186
  Operating expenditures                             (80,552)   (86,730)
  Interest paid                                      (57,155)   (59,957)
  Dividends, interest and other operating
   distributions received from unconsolidated
   majority financial interest ventures               13,802     12,000
                                                    --------   --------
    Net cash provided by operating activities         46,305     32,884
                                                    --------   --------
Cash flows from investing activities:
  Expenditures for properties in development
   and improvements to existing properties
   funded by debt                                    (73,280)   (61,290)
  Expenditures for property acquisitions              (8,634)       ---
  Expenditures for improvements to existing
   properties funded by cash provided by
   operating activities:
      Tenant leasing and remerchandising                 ---     (1,870)
      Building and equipment                          (3,208)    (4,693)
  Payments received on loans (advances made) to
   unconsolidated majority financial interest
   ventures                                           44,564     (2,180)
  Proceeds from sales of operating properties
   and other investments                                 ---        361
  Other                                               (1,304)    (4,205)
                                                    --------   --------
    Net cash used by investing activities            (41,862)   (73,877)
                                                    --------   --------
Cash flows from financing activities:
  Proceeds from issuance of property debt             50,922     28,938
  Repayments of property debt:
   Scheduled principal payments                      (14,345)   (11,659)
   Other payments                                    (19,267)       ---
  Proceeds from issuance of other debt                35,000     59,237
  Repayments of other debt                            (5,000)      (440)
  Purchases of Company common stock                  (24,793)   (13,152)
  Dividends paid                                     (26,885)   (24,683)
  Other                                                 (465)    (6,364)
                                                    --------   --------
    Net cash provided (used) by financing
      activities                                      (4,833)    31,877
                                                    --------   --------
Net decrease in cash and cash equivalents               (390)    (9,116)
Cash and cash equivalents at beginning of period      25,890     28,688
                                                    --------   --------
Cash and cash equivalents at end of period          $ 25,500   $ 19,572
                                                    ========   ========

       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, continued
                  Three Months Ended March 31, 2000 and 1999
                           (Unaudited, in thousands)


                                                      2000      1999
                                                     ------    ------
Reconciliation of net earnings to net cash
 provided by operating activities:
 Net earnings                                       $ 31,368   $ 27,926
 Adjustments to reconcile net earnings
 to net cash provided by operating activities:
  Depreciation and amortization                       20,695     27,372
  Undistributed earnings of majority
   financial interest ventures                       (18,647)   (15,136)
  Loss (gain) on dispositions of operating
   property assets, net                                  756       (594)
  Participation expense pursuant to
   Contingent Stock Agreement                          8,502      6,660
  Provision for bad debts                              2,235      1,312
  Decrease (increase) in:
   Accounts and notes receivable                      (3,661)   (18,082)
   Other assets                                        9,198      8,477
  Decrease in accounts payable, accrued
   expenses and other liabilities                     (8,108)    (2,278)
  Other, net                                           3,967     (2,773)
                                                    --------   --------
 Net cash provided by operating activities          $ 46,305   $ 32,884
                                                    ========   ========
Schedule of Noncash Investing and Financing
 Activities:
 Common stock issued pursuant to Contingent
  Stock Agreement                                   $ 16,572   $ 16,207
 Property and other assets contributed to an
  unconsolidated real estate venture                     ---    701,105
 Mortgage debt, other debt and other liabilities
  related to property and other assets
  contributed to an unconsolidated real
  estate venture                                         ---    432,525
 Other debt repaid in the formation of an
  unconsolidated real estate venture                     ---    271,233
 Capital lease obligations incurred                      842      1,278
                                                    ========   ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)
                                March 31, 2000

(1) Principles of statement presentation
    ------------------------------------

   The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 1999 Annual Report to Shareholders.

   Certain amounts have been reclassified to conform to the current presentation.

(2) Tax status
    ----------

   The Company determined that it would elect to be taxed as a real estate investment trust (REIT) effective January 1, 1998 pursuant to the Internal Revenue Code of 1986, as amended. Management believes the Company met the qualifications for REIT status as of March 31, 2000, and intends for it to continue to meet the qualifications in the future. Management does not expect that the Company will be liable for significant income taxes at the Federal level or in most states in which it operates in 2000 and future years.

   In connection with its election to be taxed as a REIT, the Company also elected to be subject to the "built-in gain" rules. In February 2000, temporary and proposed regulations were issued providing guidance regarding the application of the "built-in gain" rules to REITs and are effective retroactive to June 10, 1987. The regulations require a REIT to refile its election to be subject to the "built-in gain" rules. The Company intends to refile its election with respect to assets owned by the Company on the date of conversion to REIT status. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. At March 31, 2000, net unrealized gains were approximately $2,465,000,000. Management believes that the Company will not be required to make significant payments of taxes on built-in gains throughout the ten-year period due to the availability of its net operating loss carryforward to offset certain

(2) Tax status, continued
    ---------------------

     built-in gains which might be recognized and the potential for the Company to make nontaxable dispositions, if necessary. At March 31, 2000, the regular tax net operating loss carryforward is sufficient to offset built-in gains on assets the Company has classified as held for sale and no net deferred tax liability for built-in gains taxes has been recognized. It may however, be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

(3) Unconsolidated real estate ventures
    -----------------------------------

    Investments in and advances to unconsolidated real estate ventures are summarized, based on the level of the Company's financial interest, as follows (in thousands):


                                         March 31,    December 31,
                                           2000          1999
                                         ---------    ------------
Majority financial interest ventures     $324,081      $349,991
Minority interest ventures                180,589       183,350
                                         --------      --------
   Total                                 $504,670      $533,341
                                         ========      ========

   The equity in earnings (loss) of unconsolidated real estate ventures is summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                                     Three months
                                                    ended March 31,
                                               -------------------------
                                                   2000            1999
                                                 -------         -------
Majority financial interest
  ventures                                       $23,950         $20,777
Minority interest ventures                          (384)          2,556
                                                 -------         -------
                  Total                          $23,566         $23,333
                                                 =======         =======

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

   The condensed, combined balance sheets of the ventures in which the Company holds majority financial interests are summarized as follows (in thousands):


                                               March 31,     December 31,
                                                 2000            1999
                                               ---------     ------------
Assets:
 Operating properties, net                      $387,271       $378,789
 Properties in development                         4,925         26,924
 Properties held for sale                         14,588            ---
 Land held for development and sale              252,739        257,773
 Investments in and advances to
   unconsolidated real estate ventures           108,155        107,813
 Prepaid expenses, receivables under
   finance leases and other assets                86,022         95,090
 Accounts and notes receivable                    75,042         88,765
 Cash and cash equivalents                            65          8,194
                                                --------       --------
   Total                                        $928,807       $963,348
                                                ========       ========

Liabilities and shareholders' deficit:
 Loans and advances from the Company            $470,228       $514,792
 Mortgages payable and other long-term debt      347,217        350,646
 Other liabilities                               119,627        118,525
 Redeemable Series A Preferred stock              50,000         50,000
 Shareholders' deficit                           (58,265)       (70,615)
                                                --------       --------
   Total                                        $928,807       $963,348
                                                ========       ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

   The condensed combined statements of operations of the ventures in    which
     the Company holds a majority financial interest are summarized as follows (in thousands):

                                                 Three months
                                                ended March 31,
                                              -------------------
                                                2000       1999
                                              --------   --------
   Revenues, excluding interest
        on advances to the Company            $ 87,199   $ 85,384
   Interest income on loans to
        the Company                                ---      2,577
   Operating expenses                          (45,238)   (48,512)
   Interest expense, excluding
        interest on borrowings from
        the Company                             (3,431)    (2,799)
   Interest expense on borrowings
        from the Company                       (13,690)   (14,577)
   Depreciation and amortization                (4,229)    (2,886)
   Equity in earnings (loss) of
        unconsolidated real estate
        ventures                                   (72)       186
   Gain on dispositions of operating
        property assets, net                       ---        707
   Income taxes                                 (8,189)    (8,073)
                                              --------   --------
           Net earnings                       $ 12,350   $ 12,007
                                              ========   ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

   The Company's share of the earnings before extraordinary items of the ventures is summarized as follows (in thousands):

                                                          Three months
                                                         ended March 31,
                                                     -----------------------
                                                       2000           1999
                                                     --------       --------
   Share of net earnings based
    on ownership interest                            $12,227        $11,887
   Participation by others in
    the Company's share of
    earnings                                          (8,499)        (6,359)
   Interest on loans to and
    advances from the ventures,
    net                                               13,690         12,000
   Eliminations and other, net                         6,532          3,249
                                                     -------        -------
                                                     $23,950        $20,777
                                                     =======        =======

(4) Debt

   Debt is summarized as follows (in thousands):



                                         March 31, 2000      December 31, 1999
                                      --------------------  --------------------
                                                  Due in               Due in
                                        Total     one year    Total    one year
                                      ----------  --------  ---------- --------
 Mortgages and bonds                  $2,589,673  $55,201  $2,572,496   $55,126
 Medium-term notes                        86,500   15,000      91,500    10,000
 Credit line borrowings                  209,000      ---     174,000       ---
 Other loans                             496,490    6,447     496,423     6,467
                                      ----------  -------  ----------   -------
  Total                               $3,381,663  $76,648  $3,334,419   $71,593
                                      ==========  =======  ==========   =======

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

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(5) Segment information
    -------------------

   The Company has five reportable segments: retail centers, office and other properties, land sales operations, development and corporate. The Company has reclassified the segment operating results and assets of the retail components of its five mixed-use projects to retail centers. In connection therewith, the office, mixed-use and other properties segment has been renamed office and other properties. Segment information for the prior period has been restated to reflect this change. Segment operating results are measured and assessed based on a performance measure referred to as Funds From Operations (FFO) computed using the revised definition, which is effective January 1, 2000, developed by the National Association of Real Estate Investment Trusts (NAREIT) in 1999. NAREIT defines FFO as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary items and gain (loss) on dispositions of operating property assets, plus depreciation and amortization. Additionally, equity in earnings of unconsolidated real estate ventures and minority interests have been adjusted to reflect FFO on the same basis. FFO for the prior period has been restated to conform to the new definition. The method used by the Company to compute FFO may differ from methods used by other REITs. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles. It is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

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

                      THE ROUSE COMPANY AND SUBSIDIARIES

(5) Segment Information, continued
    ------------------------------

   Funds From Operations for the segments are summarized as follows (in thousands):


                                             Office       Land
                                 Retail    and Other     Sales
                                 Centers   Properties  Operations  Development    Corporate     Total
                                ---------  ----------  ----------  ------------   ---------     -----
Three months ended
March 31, 2000
------------------

 Revenues                        $146,531     $56,113     $58,793  $        --     $    223    $261,660
 Operating expenses*               67,840      23,183      37,482          699        5,937     135,141
 Interest expense                  41,873      20,319         799           --          558      63,549
                                 --------     -------     -------     --------     --------    --------
     FFO                         $ 36,818     $12,611     $20,512     $   (699)      (6,272)   $ 62,970
                                 ========     =======     =======     ========     ========    ========

Three months ended
March 31, 1999
------------------
 Revenues                        $151,399     $53,316     $60,581     $     --    $     195    $265,491
 Operating expenses*               69,031      21,535      40,717        1,473        7,590     140,346
 Interest expense                  46,527      20,584         926           --       (1,313)     66,724
                                 --------     -------     -------     --------     --------    --------
     FFO                         $ 35,841     $11,197     $18,938      $(1,473)     $(6,082)   $ 58,421
                                 ========     =======     =======     ========     ========    ========

*  Operating expenses in this table exclude depreciation and amortization.

                      THE ROUSE COMPANY AND SUBSIDIARIES

(5) Segment Information, continued
    ------------------------------

   Reconciliations of total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to net earnings in the consolidated financial statements are summarized as follows (in thousands):

                                                                                              Three months
                                                                                            ended March 31,
                                                                                         ----------------------
                                                                                           2000        1999
                                                                                         ---------   ---------
Revenues:
   Total reported above                                                                  $ 261,660   $ 265,491
   Revenues of majority financial interest
       ventures excluding interest on advances
       to the Company                                                                      (87,199)    (85,384)
   Revenues representing the Company's share of
       FFO of minority financial interest ventures                                          (5,594)     (4,148)
                                                                                         ---------   ---------
       Total in consolidated financial statements                                        $ 168,867   $ 175,959
                                                                                         =========   =========
Operating expenses, exclusive of depreciation
    and amortization:
   Total reported above                                                                  $ 135,141   $ 140,346
   Operating expenses of majority financial
       interest ventures                                                                   (45,238)    (48,512)
   Provision for bad debts                                                                  (2,235)     (1,312)
   Participation by others in the Company's share of
       earnings of majority financial interest ventures                                     (8,499)     (6,359)
   Income taxes and other                                                                   (1,990)     (4,886)
                                                                                         ---------   ---------
       Total in consolidated financial statements                                        $  77,179   $  79,277
                                                                                         =========   =========
Interest expense:
   Total reported above                                                                  $  63,549   $  66,724
   Interest expense of majority financial
       interest ventures excluding interest on
       borrowings from the Company                                                          (3,431)     (2,799)
                                                                                         ---------   ---------
       Total in consolidated financial statements                                        $  60,118   $  63,925
                                                                                         =========   =========
Operating results:
   FFO reported above                                                                    $  62,970   $  58,421
   Depreciation and amortization                                                           (20,695)    (27,372)
   Gain (loss) on dispositions of operating property
       assets, net                                                                            (756)        594
   Share of depreciation and amortization,
       and gain (loss)on disposition of operating property
       assets of unconsolidated real estate ventures, net                                  (10,151)     (3,717)
                                                                                         ---------   ---------
   Net earnings in consolidated financial statements                                     $  31,368   $  27,926
                                                                                         =========   =========


                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment Information, continued
    ------------------------------

  The assets by segment are as follows (in thousands):

                                          March 31,          December 31,
                                            2000                1999
                                         ----------          ----------
Retail centers                           $3,089,068          $3,079,018
Office and other properties               1,283,272           1,257,599
Land sales operations                       395,125             434,195
Development                                  63,243              34,680
Corporate                                    99,706             105,605
                                         ----------          ----------
  Total                                  $4,930,414          $4,911,097
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:



                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(6) Earnings per share
    ------------------

    Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended March 31, 2000 and 1999 is summarized as follows (in thousands):


                                          2000                1999
                                   -----------------   -----------------
                                   Basic     Diluted     Basic   Diluted
                                   -------   -------   -------   -------
    Net earnings                   $31,368   $31,368   $27,926   $27,926
    Dividends on Preferred
      stock                         (3,038)   (3,038)   (3,038)   (3,038)
    Dividends on unvested
      common stock awards
      and other                       (110)     (101)     (123)     (606)
    Interest on convertible
      property debt                    ---       769       ---       ---
                                   -------   -------   -------   -------
    Adjusted net earnings
      used in EPS computation      $28,220   $28,998   $24,765   $24,282
                                   =======   =======   =======   =======
    Weighted-average shares
      outstanding                   70,417    70,417    71,865    71,865
    Dilutive securities:
      Convertible property debt        ---     1,930       ---       ---
      Options, warrants,
       unvested common stock
       awards and other                ---       232       ---       478
                                   -------   -------   -------   -------
    Adjusted weighted-average
      shares used in EPS
      computation                   70,417    72,579    71,865    72,343
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


(7) Contingencies
    -------------

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

(8) Property dispositions and related matters
    -------------------------------------------------------

    In September 1999, the Company announced that it was considering selling interests in certain operating properties and land parcels and using the proceeds to repay debt and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. In January 2000, management authorized specific disposition plans and began marketing interests in the properties. Accordingly, the net book values of the properties have been reclassified to properties held for sale.

(9)  Shelf registration statement
     ----------------------------

     At March 31, 2000, the Company had a shelf registration statement for future sale of up to an aggregate of $1.9 billion (based on the public offering price) of common stock, Preferred stock and debt securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


                      THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1999 and any material changes in the results of operations for the three months ended March 31, 2000 as compared to the same period in 1999. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 Annual Report to Shareholders.

General:
-------

Through its subsidiaries and affiliates, the Company acquires, develops and manages a diversified portfolio of retail centers and office, industrial, mixed-use and other properties (office and other properties) located throughout the United States and develops and sells land for residential, commercial and other uses, primarily in Columbia, Maryland and Summerlin, Nevada.

One of the Company's primary objectives is to own and operate premier shopping centers, major mixed-use projects and geographically concentrated groups of office and industrial buildings (principally complementing community development activities) in major markets across the United States. In order to achieve this objective, management is actively evaluating opportunities to acquire properties owned by others that may have future prospects consistent with the Company's long-term investment criteria and is continually evaluating the future outlook for properties in the Company's portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate leasable mall space and/or add new department stores and/or other anchor tenants to its existing properties to meet its objective. The Company is also continually evaluating opportunities for new operating properties and/or land development projects it believes have future prospects consistent with its objectives. The Company has sold a number of properties over the last several years and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to continue to meet its investment criteria. In September 1999, the Company announced that it would pursue developing a strategy to dispose of interests in certain office and industrial properties and land parcels and use the proceeds to repay debt and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. In January 2000, management authorized specific disposition plans and began marketing interests in the properties.

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

Portfolio changes:
-----------------

In February 1999, the Company contributed its ownership interests in four retail centers (Bridgewater Commons, Fashion Place Mall, Park Meadows and Towson Town Center) to a joint venture in which it retained a 35% ownership interest. In June 1999, the Company sold Lucky's Center, an other property in Los Angeles, California. In October 1999, the Company sold Santa Monica Place, a retail center in Santa Monica, California.

In 2000 and 1999, the Company and its affiliates completed a number of development projects to enhance the quality of its portfolio. This development activity is summarized as follows:

       Retail Centers                               Date Opened
       --------------                               -----------

Oakwood Center Expansion                            March 1999
The Mall in Columbia Expansion-Phase II             September 1999
Exton Square Expansion                              November 1999
Moorestown Mall Expansion-Phase I                   November 1999
Moorestown Mall Expansion-Phase II                  March 2000
Pioneer Place Expansion                             March 2000

        Office and Other                            Date Opened
        ----------------                            -----------

Park Square, Columbia Office                        January 1999
Hughes Airport Center (4 buildings)                 May 1999
Summerlin Commercial (1 building)                   September 1999
Hughes Center (1 building)                          October 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Operating results:
-----------------

As indicated in the 1999 Annual Report to Shareholders, the discussion of operating results covers each of the Company's business segments as management believes that a segment analysis provides the most effective means of understanding the business. Note 5 to the consolidated financial statements included in this Form 10-Q should be referred to when reading this discussion and analysis. As discussed in note 5, segment operating data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those followed for external reporting except that majority financial interest ventures (real estate ventures in which the Company holds substantially all (at least 98%) of the financial interests, but does not own a majority voting interest) are reported on a consolidated basis rather than using the equity method and the Company's share of FFO of unconsolidated real estate ventures in which it holds a minority interest is included in revenues. These differences affect only the reported revenues and operating and interest expenses of the segments and have no effect on the reported net earnings or FFO of the Company. Revenues and operating and interest expenses reported for the segments are reconciled to the related amounts reported in the consolidated financial statements in note 5.

Operating Properties - Retail Centers:
-------------------------------------

Operating results of retail centers are summarized as follows (in millions):

                                                          Three
                                                      months ended
                                                        March 31,
                                                ------------------------
                                                 2000             1999
                                                ------           ------
Revenues                                        $146.5           $151.4
Operating expenses, exclusive
  of depreciation and
  amortization                                    67.8             69.1
Interest expense                                  41.9             46.5
                                                ------           ------
                                                  36.8             35.8
Depreciation and amortization                     19.3             22.7
                                                ------           ------
Operating income                                $ 17.5           $ 13.1
                                                ======           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Operating Properties - Retail Centers, continued:
------------------------------------------------

Revenues decreased $4.9 million for the three months ended March 31, 2000, compared to the same period in 1999. The decrease was attributable primarily to effects of the aforementioned disposition and contribution of properties to a joint venture (approximately $11.0 million) and lower average occupancy levels at comparable properties (93.1% in 2000 compared to 94.1% in 1999). These decreases were partially offset by the aforementioned project expansions (approximately $1.3 million) and higher rents on released space.

Total operating and interest expenses decreased $5.9 million for the three months ended March 31, 2000, compared to the same period in 1999. The decrease was attributable primarily to the aforementioned disposition and contribution of properties to a joint venture (approximately $10.1 million), partially offset by project expansions (approximately $1.8 million). Depreciation and amortization expense decreased $3.4 million for the three months ended March 31, 2000, compared to the same period in 1999. The decrease was attributable primarily to the portfolio changes described above.

Operating Properties - Office and Other Properties:
--------------------------------------------------

Operating results of office and other properties are summarized as follows (in millions):

                                                   Three
                                                months ended
                                                  March 31,
                                            --------------------
                                              2000          1999
                                             -----         -----
Revenues                                     $56.1         $53.3
Operating expenses, exclusive of
 depreciation and amortization                23.2          21.5
Interest expense                              20.3          20.6
                                             -----         -----
                                              12.6          11.2
Depreciation and amortization                  7.6           9.1
                                             -----         -----

Operating income                             $ 5.0         $ 2.1
                                             =====         =====

Revenues increased $2.8 million for the three months ended March 31, 2000, compared to the same period in 1999. The increase was attributable primarily to the project openings in 1999 (approximately $1.2 million) and higher rents on released space. These increases were partially offset by the aforementioned disposition in 1999 (approximately $.5 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Operating Properties - Office and Other Properties, continued:
-------------------------------------------------------------

Total operating and interest expenses increased $1.4 million for the three months ended March 31, 2000, compared to the same period in 1999. The increase in operating and interest expenses was attributable primarily to project openings in 1999 (approximately $1.1 million). This increase was partially offset by the aforementioned disposition (approximately $.2 million). Depreciation and amortization expense decreased $1.5 million for the three months ended March 31, 2000, compared to the same period in 1999. The decrease was attributable primarily to cessation of depreciation of properties the Company has classified as held for sale in the first quarter of 2000, partially offset by project openings in 1999.

Land Sales Operations:
---------------------

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


Land Sales Operations, continued:
--------------------------------

Operating results of land sales operations are summarized as follows (in millions):

                                                   Three months
                                                  ended March 31,
                                               --------------------
                                                2000           1999
                                               -----          -----
Nevada Land Operations:
   Revenues:
     Summerlin                                 $31.9          $26.1
     Other                                       5.5            4.2
   Operating costs and expenses:
     Summerlin                                  24.5           20.5
     Other                                       4.3            3.6
   Interest expense                               .1            ---
                                               -----          -----
   Operating income                            $ 8.5          $ 6.2
                                               =====          =====

Columbia and Other:
   Revenues                                    $21.4          $30.3
   Operating costs and expenses                  8.7           16.6
   Interest expense                               .7            1.0
                                               -----          -----
   Operating income                            $12.0          $12.7
                                               =====          =====

Total:
   Revenues                                    $58.8          $60.6
   Operating costs and expenses                 37.5           40.7
   Interest expense                               .8            1.0
                                               -----          -----
   Operating income                            $20.5          $18.9
                                               =====          =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Land Sales Operations, continued:
--------------------------------

Revenues from Summerlin land sales operations increased $5.8 million for the three months ended March 31, 2000 while related costs and expenses increased $4.0 million, compared to the same period in 1999. The increases in land sales and related costs and expenses were due primarily to higher levels of sales for commercial uses. Revenues from other Nevada land holdings increased $1.3 million while related costs and expenses increased $.7 million.

Revenues from Columbia and other land sales operations decreased $8.9 million for the three months ended March 31, 2000, while related costs and expenses decreased $8.2 million, compared to the same period in 1999. The decreases in revenues and related costs and expenses were due primarily to lower levels of sales for commercial uses.

Development:
-----------

Development expenses consist primarily of preconstruction expenses and new business costs. Preconstruction expenses relate to costs of projects which may not go forward to completion. New business costs relate to the evaluation of potential regional retail center sites, acquisition and disposition opportunities and alternative revenue sources.

Corporate:
---------

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

Accordingly, corporate interest expense consists primarily of interest on the convertible subordinated debentures which were retired in the second quarter 1999, the unsecured 8% notes issued in the second quarter 1999, the unsecured 8.5% notes, the medium-term notes, credit facility borrowings, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments. Corporate operating expenses consist primarily of general and administrative costs, federal income taxes and distributions on the redeemable preferred securities, net of distributions allocated to other segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Gain (loss) on dispositions of operating property assets, net:
--------------------------------------------------------------

Gain (loss) on dispositions of operating property assets, net, including the Company's share of those recorded by unconsolidated real estate ventures, is summarized as follows (in millions):

                                                         Three months
                                                        ended March 31,
                                                     ----------------------
                                                       2000           1999
                                                     --------        ------
Net gain (loss) on operating
 properties                                          $  (4.7)        $  1.3

The net loss on operating properties for the three months ended March 31, 2000 primarily related to a provision for loss on an interest in a retail center property that the Company and its venture partner decided to sell. The net gain on operating properties in the three months ended March 31, 1999 primarily related to the sale of a service station by a majority financial interest venture.

Net earnings:

The increase in net earnings for the three months ending March 31, 2000 as compared to the same period in 1999 was attributable to the factors discussed above in the analyses of the segments and in the analysis of gain
 (loss) on dispositions of operating property assets, net.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Financial condition and liquidity:
---------------------------------

Shareholders' equity decreased by $3.8 million from December 31, 1999 to March
 31, 2000. The decrease was primarily attributable to the payment of regular quarterly dividends on the Company's common and Preferred stocks and purchases of common stock partially offset by net earnings for the three months ended March 31, 2000 and issuance of common stock pursuant to the Contingent Stock Agreement.

The Company had cash and cash equivalents and investments in marketable securities totaling $48.7 million at March 31, 2000, including $3.9 million of investments held for restricted uses.

In 1998, the Company obtained a $450 million unsecured revolving credit facility from a group of lenders. The facility is available until July 2001, and is subject to a one-year renewal option. The group of lenders also provided a bridge loan facility that was available for specific property acquisitions completed in 1998. Related borrowings were repaid on or before July 30, 1999. The revolving credit facility may be used for various purposes, including project development costs, property acquisitions, liquidity and other corporate needs. It may also be used to pay some portion of existing debt. Availability under the facility was $241 million at March 31, 2000.

As of March 31, 2000, debt due in one year was $77 million, including balloon payments due in the first three months of 2001 of $22 million. These balloon payments are expected to be paid at or before the scheduled maturity dates of the related loans from the proceeds of property refinancings, credit facility borrowings, proceeds of the sales of property interests held for sale, proceeds from the sales of other properties or other available corporate funds. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating sales of operating properties. However, dispositions of operating properties classified as held for sale are expected to provide capital resources in 2000 and may also provide them in subsequent years.

The Company began marketing interests in certain office and industrial properties in the first quarter of 2000. The Company expects that these properties will be sold in 2000 and that any proceeds will be used to repay debt, repurchase common stock and/or fund project development costs. The Company may also sell interests in other operating properties. The Company and its affiliates also consider certain investment and other land assets as significant sources of cash flows and may decide to accelerate sales in order to provide cash for other purposes, including the funding of development activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Financial condition and liquidity, continued:
--------------------------------------------

Also as discussed above, the Company has approval to repurchase, subject to certain pricing restrictions, up to $250 million of common stock. As of March 31, 2000, the Company had repurchased approximately 2.1 million shares under this program for approximately $44.7 million.

The Company has a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities. At March 31, 2000, the Company had issued approximately $358 million of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.9 billion. Also, under an effective registration statement the Company may issue additional medium-term notes of up to $29.7 million.

Net cash provided by operating activities was $46.3 million and $32.9 million for the three months ended March 31, 2000 and 1999, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents and other revenues and payment of operating and interest expenses. The increase in net cash provided of $13.4 million was due primarily to higher rent receipts. The level of cash provided by operating distributions from unconsolidated majority financial interest ventures is affected by the timing of receipt of their land sales revenues, payment of operating and interest expenses and other sources and uses of cash. Other changes in net cash provided by operating activities were due to the factors discussed previously under the operating results of the business segments.

Net cash used in investing activities was $41.9 million and $73.9 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in net cash used of $32.0 million was due primarily to higher payments received on loans to unconsolidated majority financial interest ventures partially offset by an increase in expenditures for properties in development and property acquisitions.

Net cash used in financing activities was $4.8 million for the three months ended March 31, 2000, and net cash provided by financing activities was $31.9 million for the three months ended March 31, 1999. The increase in net cash used of $36.7 million was due primarily to lower proceeds from the issuance of other debt (primarily lower credit line draws) and to higher repurchases of Company common stock due primarily to the aforementioned stock repurchase program.

New accounting standards not yet adopted
----------------------------------------

In June 1999, the Financial Accounting Standards Board issued Statement of
 Financial Accounting Standards No. 137 (Statement 137), an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), issued in June 1998. Statement 137 defers the required adoption date of September 133 for the Company to no later than January 1, 2001. The Company's use of derivative instruments has consisted primarily of interest rate swap and cap agreements related to specific debt financings. While the Company has not completed its analysis of Statement 133 and has not made a decision regarding the timing of adoption, it does not believe that adoption will have a material effect on its financial position and results of operations based on its current use of derivative instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


Information relating to forward looking statements:
---------------------------------------------------

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words believe, expect, anticipate and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) real estate investment trust rules; (2) real estate development and investment risks; (3) illiquidity of real estate investments;
 (4) dependence on rental income from real property; (5) effect of uninsured loss; (6) lack of geographical diversification; (7) possible environmental liabilities; (8) difficulties of compliance with the Americans with Disabilities Act; (9) competition; (10) changes in the economic climate; and
 (11) changes in tax laws or regulations. For a more detailed discussion of these factors, see Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk information:


Market risk information:
-----------------------

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or finance project acquisition or development costs (e.g., construction loan advances). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long-term, fixed rate, nonrecourse loans from institutional lenders to finance its operating properties. In addition, long-term, fixed rate financing is typically arranged concurrently with or shortly after a variable rate project acquisition or construction loan is negotiated. The Company also makes limited use of interest rate exchange agreements, including interest rate swaps and caps, to mitigate its interest rate risk on variable rate debt. The Company does not enter into interest rate exchange agreements for speculative purposes and the fair value of these and other derivative financial instruments is insignificant at March 31, 2000.

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

                                            Remaining
                                              2000    2001    2002    2003    2004   Thereafter   Total
                                             -----   -----   -----   -----   -----   ----------   ------
Fixed rate debt                              $  38   $ 160   $ 129   $ 337   $ 259     $1,824     $2,747
Average interest rate                          7.8%    7.9%    7.9%    7.8%    7.9%       7.9%       7.8%

Variable rate LIBOR debt                     $  13   $ 296   $ 191   $   4   $   4     $  127     $  635
Average interest rate                          7.1%    7.2%    7.2%    7.2%    7.2%       7.2%       7.1%

Item 3. Quantitative and Qualitative Disclosures about Market Risk information:


Market risk information, continued:
----------------------------------

At March 31, 2000, approximately $152.8 million of the Company's variable rate debt relates to borrowings under project construction loans. The borrowings under project construction loans are expected to be repaid from proceeds of long-term, fixed rate loans at dates from 2000 to 2001 when construction of the related projects is scheduled to be completed.

At March 31, 2000, the Company had interest rate cap agreements which effectively limit the average interest rate on $100 million of the variable rate LIBOR debt maturing in 2002 to 9.1%, and the average rate on $6 million of the variable rate LIBOR debt maturing in 2010 to 8.7%.

As the table incorporates only those exposures that exist as of March 31, 2000, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after March 31, 2000, the Company's hedging strategies during that period and interest rates.

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

                                             on behalf of
                                             THE ROUSE COMPANY and as

                                            Principal Financial Officer:


Date:     May 15, 2000                      By /s/ Jeffrey H. Donahue
          ------------                         ----------------------
                                               Jeffrey H. Donahue
                                               Executive Vice President and
                                                 Chief Financial Officer


                                            Principal Accounting Officer:


Date:     May 15, 2000                      By /s/ Melanie M. Lundquist
          ------------                         ------------------------
                                               Melanie M. Lundquist
                                               Vice President and
                                                 Corporate Controller

                                 Exhibit Index


Exhibit Number                      Description
--------------                      -----------

 27                             Financial Data Schedule