Form 10-Q
period 2000-06-30
ROUSE COMPANY
filed 2000-08-14
CIK 85388

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       June 30, 2000
                                        -------------------

                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -----------

Commission File Number       0-1743
                       -----------------

                               The Rouse Company
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                   52-0735512
--------------------------------                 ---------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       10275 Little Patuxent Parkway
          Columbia, Maryland                                 21044-3456
----------------------------------------                   ---------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (410) 992-6000
                                                  ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X          No
                   -----          -----

Indicate the number of shares outstanding of the issuer's common stock as of August 1, 2000:

Common Stock, $0.01 par value                69,860,274
-----------------------------             ---------------
     Title of Class                       Number of Shares

                       THE ROUSE COMPANY AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                Three and Six Months Ended June 30, 2000 and 1999
               (Unaudited, in thousands except per share amounts)



                                                        Three months                        Six months
                                                       ended June 30,                      ended June 30,
                                                -------------------------------       --------------------------
                                                     2000              1999               2000         1999
                                                -----------        ------------       ------------    ----------
Revenues                                       $    167,823        $    173,737       $   336,690    $   349,696
Operating expenses, exclusive
   of provision for bad debts,
   depreciation and amortization                     76,660              85,928           153,839        165,205

Interest expense                                     62,538              60,267           122,656        124,192

Provision for bad debts                               1,106               3,064             3,341          4,376
Depreciation and amortization                        23,291              21,973            43,986         49,345

Equity in earnings of
   unconsolidated real estate
   ventures                                          31,576              20,682            55,142         44,015
Current income taxes                                     71                  83               153            157
                                                -----------        ------------       -----------     ----------
Earnings before gain (loss)on
   dispositions of operating
   property assets, net and
   extraordinary items                               35,733              23,104            67,857         50,436
Gain (loss) on dispositions of
   operating property assets,
   net                                               (1,224)              6,858            (1,980)         7,452
                                                -----------        ------------       -----------     ----------
Earnings before extraordinary
   items                                             34,509              29,962            65,877         57,888
Extraordinary loss, net                                (722)               (910)             (722)          (910)
                                                -----------        ------------       -----------     ----------
Net earnings                                         33,787              29,052            65,155         56,978

Other items of comprehensive
   income (loss) - minimum
   pension liability adjustment                        (117)               (334)             (236)          (668)
                                                -----------        ------------      ------------     ----------
         Comprehensive income                   $    33,670        $     28,718      $     64,919     $   56,310
                                                ===========        ============      ============     ==========
         Net earnings applicable
             to common shareholders             $    30,749        $     26,014      $     59,079     $   50,902
                                                ===========        ============      ============     ==========


The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income, continued
              Three and Six Months Ended June 30, 2000 and 1999
              (Unaudited, in thousands except per share amounts)


                                                                        Three months                            Six months
                                                                       ended June 30,                         ended June 30,
                                                            ---------------------------------      --------------------------------
                                                                   2000              1999                 2000             1999
                                                            ----------------    -------------      ----------------   -------------
EARNINGS PER SHARE OF
    COMMON STOCK:

    Basic:
       Earnings before
         extraordinary items                                  $       .45        $       .37         $       .85       $       .72
       Extraordinary loss                                            (.01)              (.01)               (.01 )            (.01)
                                                              ------------       -----------         -----------      ------------
               Total                                          $       .44        $       .36         $       .84       $       .71
                                                              ===========        ===========         ===========       ===========
    Diluted:
       Earnings before
         extraordinary items                                  $       .45        $       .37         $       .84       $       .71
       Extraordinary loss                                            (.01)              (.01)               (.01)             (.01)
                                                              -----------        -----------         -----------       -----------
               Total                                          $       .44        $       .36         $       .83       $       .70
                                                              ===========        ===========         ===========       ===========
DIVIDENDS PER SHARE:

    Common stock                                              $       .33        $       .30         $       .66       $       .60
                                                              ===========        ===========         ===========       ===========
    Preferred stock                                           $       .75        $       .75         $      1.50       $      1.50
                                                              ===========        ===========         ===========       ===========

                      THE ROUSE COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999
                       (in thousands except share data)


                                                            June 30,
                                                              2000                        December 31,
                                                           (Unaudited)                        1999
                                                       ------------------              ------------------
Assets:
   Property:
      Operating properties:
         Property and deferred costs
             of projects                                 $       3,599,901              $       3,811,956
         Less accumulated depreciation
             and amortization                                      591,254                        574,837
                                                         -----------------              -----------------
                                                                 3,008,647                      3,237,119
      Properties in development                                    174,250                        288,058
      Properties held for sale                                     453,720                         10,984
                                                         -----------------              -----------------
         Total property                                          3,636,617                      3,536,161

   Investments in and advances to
      unconsolidated real estate ventures                          504,281                        533,341

   Prepaid expenses, receivables under
      finance leases and other assets                              236,136                        247,279

   Accounts and notes receivable                                    58,607                         61,224

   Investments in marketable securities                             21,663                         23,321

   Cash and cash equivalents                                        16,655                         25,890
                                                         -----------------              -----------------
         Total                                           $       4,473,959              $       4,427,216
                                                         =================              =================


The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued
                      June 30, 2000 and December 31, 1999
                       (in thousands except share data)

                                                             June 30,
                                                              2000                       December 31,
                                                           (Unaudited)                      1999
                                                        -----------------             ----------------
Liabilities:
   Debt:
      Property debt not carrying a Parent
         Company guarantee of repayment                  $    2,578,532                $    2,529,334
      Parent Company debt and debt carrying
         a Parent Company guarantee of
         repayment:
             Property debt                                      101,567                       161,585
             Other debt                                         721,439                       643,500
                                                        ----------------              ----------------
                                                                823,006                       805,085
                                                        ----------------              ----------------

         Total debt                                           3,401,538                     3,334,419
                                                        ----------------              ----------------
   Accounts payable, accrued expenses
      and other liabilities                                     301,826                       317,252

Company-obligated mandatorily redeemable
   preferred securities of a trust holding
   solely Parent Company subordinated
   debt securities                                              136,965                       136,965

Shareholders' equity:
   Series B Convertible Preferred stock
      with a liquidation preference of
      $202,500                                                       41                            41
   Common stock of 1 cent par value per
      share; 250,000,000 shares authorized;
      69,942,163 shares issued in 2000 and
      70,693,789 shares issued in 1999                              699                           707
   Additional paid-in capital                                   790,510                       808,277
   Accumulated deficit                                         (156,913)                     (169,974)
   Accumulated other comprehensive
      income (loss)                                                (707)                         (471)
                                                        ----------------              ----------------
      Net shareholders' equity                                  633,630                       638,580
                                                        ----------------              ----------------
         Total                                           $    4,473,959                  $  4,427,216
                                                        ================             =================



The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2000 and 1999
                           (Unaudited, in thousands)

                                                                                            2000            1999
                                                                                         ---------        ---------
Cash flows from operating activities:
    Rents and other revenues received                                                    $ 336,862        $ 337,398
    Proceeds from land sales and notes receivable from land sales                              ---           21,682
    Interest received                                                                        3,615            4,907
    Operating expenditures                                                                (149,312)        (160,160)
    Interest paid                                                                         (123,489)        (125,874)
    Dividends, interest and other operating distributions received
     from unconsolidated majority financial interest ventures                               26,926           26,717
                                                                                         ---------        ---------
         Net cash provided by operating activities                                          94,602          104,670
                                                                                         ---------        ---------
Cash flows from investing activities:
    Expenditures for properties in development and improvements to
     existing properties funded by debt                                                   (119,024)        (110,904)
    Expenditures for property acquisitions                                                 (19,029)             ---
    Expenditures for improvements to existing properties funded
     by cash provided by operating activities                                              (11,874)         (11,732)
    Payments received on loans (advances made) to unconsolidated
     majority financial interest ventures                                                   65,154          (34,850)
    Proceeds from sales of operating properties and other investments                          980          126,860
    Other                                                                                    1,658           (7,513)
                                                                                         ---------        ---------
         Net cash used by investing activities                                             (82,135)         (38,139)
                                                                                         ---------        ---------
Cash flows from financing activities:
    Proceeds from issuance of property debt                                                139,667          111,438
    Repayments of property debt:
      Scheduled principal payments                                                         (29,168)         (24,014)
      Other payments                                                                      (121,613)             ---
    Proceeds from issuance of other debt                                                    93,750          198,368
    Repayments of other debt                                                               (15,367)        (296,919)
    Proceeds from exercise of stock options                                                  7,132               32
    Purchases of Company common stock                                                      (41,479)         (12,810)
    Dividends paid                                                                         (52,094)         (49,370)
    Other                                                                                   (2,530)          (6,397)
                                                                                         ---------        ---------
         Net cash used by financing activities                                             (21,702)         (79,672)
                                                                                         ---------        ---------
Net decrease in cash and cash equivalents                                                   (9,235)         (13,141)
Cash and cash equivalents at beginning of period                                            25,890           28,688
                                                                                         ---------        ---------
Cash and cash equivalents at end of period                                               $  16,655        $  15,547
                                                                                         =========        =========

The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, continued
                    Six Months Ended June 30, 2000 and 1999
                           (Unaudited, in thousands)

                                                                                              2000         1999
                                                                                            --------     --------
Reconciliation of net earnings to net cash provided by operating activities:
    Net earnings                                                                            $ 65,155     $ 56,978
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                         43,986       49,345
        Undistributed earnings of majority financial interest ventures                       (35,926)     (21,078)
        Loss (gain) on dispositions of operating property assets, net                          1,980       (7,452)
        Extraordinary loss, net                                                                  722          910
        Participation expense pursuant to Contingent Stock Agreement                          13,118       12,487
        Provision for bad debts                                                                3,341        4,376
        Other, net                                                                             2,226        9,104
                                                                                            --------     --------
    Net cash provided by operating activities                                               $ 94,602     $104,670
                                                                                            ========     ========

Schedule of Noncash Investing and Financing Activities:
    Common stock issued pursuant to Contingent Stock Agreement                              $ 14,208     $ 16,207
    Property and other assets contributed to an unconsolidated real estate venture               ---      701,105
    Mortgage debt, other debt and other liabilities related to property and other
     assets contributed to an unconsolidated real estate venture                                 ---      432,525
    Other debt repaid in the formation of an unconsolidated real estate venture                  ---      271,233
    Mortgage debt assumed by purchaser of a property                                             ---       40,000
    Capital lease obligations incurred                                                         1,168        1,278
                                                                                            ========     ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 2000

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

(2) Tax status
    ----------

       The Company determined that it would elect to be taxed as a real estate investment trust (REIT) effective January 1, 1998 pursuant to the Internal Revenue Code of 1986, as amended. Management believes the Company met the qualifications for REIT status as of June 30, 2000, and intends for it to continue to meet the qualifications in the future.

       In connection with its election to be taxed as a REIT, the Company also elected to be subject to the "built-in gain" rules. In February 2000, temporary and proposed regulations were issued providing guidance regarding the application of the "built-in gain" rules to REITs and are effective retroactive to June 10, 1987. The regulations require a REIT to refile its election to be subject to the "built-in gain" rules. The Company intends to refile its election with respect to assets owned by the Company on the date of conversion to REIT status. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. At June 30, 2000, net unrealized gains were approximately $2,465,000,000. Management believes that the Company will not be required to make significant payments of taxes on built-in gains throughout the ten-year period due to the availability of its net operating loss carryforward to offset certain built-in

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(2) Tax status, continued
    ---------------------

          gains which might be recognized and the potential for the Company to enter into alternative structures, if necessary. At June 30, 2000, the regular tax net operating loss carryforward is sufficient to offset built-in gains on assets the Company intends to sell and no net deferred tax liability for built-in gains taxes has been recognized. However, it may be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

(3) Unconsolidated real estate ventures
    -----------------------------------

       Investments in and advances to unconsolidated real estate ventures are summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                                June 30,      December 31,
                                                  2000           1999
                                               ----------     ------------
Majority financial interest ventures             $319,633         $349,991
Minority interest ventures                        184,648          183,350
                                               ----------     ------------
   Total                                         $504,281         $533,341
                                               ==========     ============

       The equity in earnings of unconsolidated real estate ventures is summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                             Three months        Six months
                                            ended June 30,      ended June 30,
                                          -----------------   -----------------
                                            2000     1999       2000      1999
                                          --------  -------   --------  -------
Majority financial interest ventures       $25,787  $15,613    $49,737  $36,390
Minority interest ventures                   5,789    5,069      5,405    7,625
                                          --------  -------   --------  -------
    Total                                  $31,576  $20,682    $55,142  $44,015
                                          ========  =======   ========  =======

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3)    Unconsolidated real estate ventures, continued
       ----------------------------------------------

       The condensed, combined balance sheets of the ventures in which the Company holds majority financial interests are summarized as follows (in thousands):

                                                                          June 30,               December 31,
                                                                            2000                    1999
                                                                     ----------------           ---------------
Assets:
     Operating properties, net                                       $       387,937            $      378,789
     Properties in development                                                11,795                    26,924
     Properties held for sale                                                 15,015                       ---
     Land held for development and sale                                      249,947                   257,773
     Investments in and advances to
       unconsolidated real estate ventures                                   105,161                   107,813
     Prepaid expenses, receivables under
       finance leases and other assets                                        78,279                    95,090
     Accounts and notes receivable                                            67,092                    88,765
     Cash and cash equivalents                                                 1,942                     8,194
                                                                     ---------------            --------------
       Total                                                         $       917,168            $      963,348
                                                                     ===============            ==============

Liabilities and shareholders' deficit:
     Loans and advances from the Company                             $       445,516            $      514,792
     Mortgages payable and other long-term debt                              347,422                   350,646
     Other liabilities                                                       118,816                   118,525
     Redeemable Series A Preferred stock                                      50,000                    50,000
     Shareholders' deficit                                                   (44,586)                  (70,615)
                                                                     ---------------            --------------
       Total                                                         $       917,168            $      963,348
                                                                     ===============            ==============

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3)    Unconsolidated real estate ventures, continued
       ----------------------------------------------

       The condensed combined statements of operations of the ventures in which the Company holds a majority financial interest are summarized as follows (in thousands):


                                                              Three months                         Six months
                                                             ended June 30,                     ended June 30,
                                                    ------------------------------     --------------------------------
                                                         2000            1999              2000               1999
                                                    ------------     -------------     ------------      --------------
Revenues, excluding interest
   on loans to the Company                          $     82,031      $    64,580       $ 166,440        $ 147,695

Interest income on loans
   to the Company                                            ---              ---             ---            2,577

Operating expenses                                       (42,461)         (37,084)        (84,909)         (83,326)

Interest expense, excluding
   interest on borrowings from
   the Company                                            (2,957)          (2,668)         (6,388)          (5,467)

Interest expense on borrowings
   from the Company                                      (13,003)         (14,717)        (26,693)         (29,294)

Depreciation and amortization                             (4,413)          (3,047)         (8,642)          (5,933)

Equity in earnings (loss) of
   unconsolidated real estate
   ventures                                                 (626)             622            (698)             807

Gain on dispositions of operating
   property assets, net                                      ---              175             ---              882

Income taxes, primarily deferred                          (4,892)          (3,768)        (13,081)         (11,841)
                                                    ------------     ------------   -------------     ------------
         Net earnings                               $     13,679      $     4,093    $     26,029     $     16,100
                                                    ============      ===========    ============     ============

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3)    Unconsolidated real estate ventures, continued
       ----------------------------------------------

       The Company's share of the earnings before extraordinary items of the ventures is summarized as follows (in thousands):

                                                                            Three months                    Six months
                                                                           ended June 30,                 ended June 30,
                                                                  ------------------------------     -----------------------
                                                                       2000              1999          2000           1999
                                                                  ------------     -------------     ---------    ----------
Share of net earnings based
   on ownership interest                                           $  13,542         $   4,052       $  25,769     $  15,939
Participation by others in
   the Company's share of earnings                                    (4,616)           (5,046)        (13,115)      (11,405)
Interest on loans to and advances
   from the ventures, net                                             13,003            14,717          26,693        26,717
Eliminations, basis adjustments
   and ot                                                              3,858             1,890          10,390         5,139
                                                                   ---------         ---------       ---------     ---------
                                                                   $  25,787         $  15,613       $  49,737     $  36,390
                                                                   =========         =========       =========     =========

(4)    Debt
       ----

       Debt is summarized as follows (in thousands):

                                                        June 30, 2000                December 31, 1999
                                                ---------------------------     --------------------------
                                                                   Due in                         Due in
                                                   Total          one year        Total          one year
                                                -----------      ----------     ----------      ----------
    Mortgages and bonds                         $ 2,591,761      $   56,417     $ 2,572,496    $    55,126
    Medium-term notes                                81,500          30,000          91,500         10,000
    Credit line borrowings                          237,000             ---         174,000            ---
    Other loans                                     491,277           6,757         496,423          6,467
                                                -----------      ----------     -----------    -----------
      Total                                     $ 3,401,538      $   93,174     $ 3,334,419    $    71,593
                                                ===========      ==========     ===========    ===========

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

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(5)    Segment information
       -------------------

       The Company has five reportable segments: retail centers, office and other properties, land sales operations, development and corporate. In 2000, the Company reclassified the segment operating results and assets of the retail components of its five mixed-use projects to retail centers. In connection therewith, the office, mixed-use and other properties segment has been renamed office and other properties. Segment information for the prior periods has been restated to reflect this change. Segment operating results are measured and assessed based on a performance measure referred to as Funds From Operations (FFO) computed using the revised definition developed by the National Association of Real Estate Investment Trusts (NAREIT), which definition is effective January 1, 2000. NAREIT defines FFO as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary items and gain (loss) on dispositions of operating property assets, plus depreciation and amortization. Additionally, equity in earnings of unconsolidated real estate ventures and minority interests have been adjusted to reflect FFO on the same basis. FFO for prior periods has been presented in conformity with the new definition. The method used by the Company to compute FFO may differ from methods used by other REITs. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles. It is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

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

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(5) Segment Information, continued
    ------------------------------

       Funds From Operations for the segments are summarized as follows (in thousands):


                                                    Office               Land
                                 Retail           and Other              Sales
                                 Centers          Properties          Operations     Development       Corporate          Total
                                 -------     --------------------     ----------     -----------       ---------       --------
Three months ended
June 30, 2000
-------------
    Revenues                   $   145,404      $      55,435       $     54,234     $       ---       $        278    $   255,351
    Operating expenses*             65,716             20,832             33,118             949              6,158        126,773
    Interest expense                42,940             21,428                718             ---                409         65,495
                               -----------      -------------       ------------     -----------       ------------    -----------
         FFO                   $    36,748      $      13,175       $     20,398     $      (949)      $     (6,289)   $    63,083
                               ===========      =============       ============     ===========       ============    ===========

Three months ended
June 30, 1999
-------------
    Revenues                   $   147,051      $      51,416       $     44,197     $       ---       $      1,089    $   243,753
    Operating expenses*             68,704             19,035             32,731            (172)            12,247        132,545
    Interest expense                43,330             20,541                813             ---             (1,749)        62,935
                               -----------      -------------       ------------     -----------       ------------    -----------
         FFO                   $    35,017      $      11,840       $     10,653     $       172       $     (9,409)   $    48,273
                               ===========      =============       ============     ===========       ============    ===========

Six months ended
June 30, 2000
-------------
    Revenues                   $   291,935      $     108,758       $    113,027     $       ---       $        501    $   514,221
    Operating expenses*            133,556             41,225             70,600           1,648             12,095        259,124
    Interest expense                84,813             41,747              1,517             ---                967        129,044
                               -----------      -------------       ------------     -----------       ------------    -----------
         FFO                   $    73,566      $      25,786       $     40,910     $    (1,648)      $    (12,561)   $   126,053
                               ===========      =============       ============     ===========       ============    ===========

Six months ended
June 30, 1999
-------------
    Revenues                   $   298,450      $     102,462       $    104,778     $       ---       $      1,284    $   506,974
    Operating expenses*            137,735             38,300             73,448           1,301             19,837        270,621
    Interest expense                89,857             41,125              1,739             ---             (3,062)       129,659
                               -----------      -------------       ------------     -----------       ------------    -----------
         FFO                   $    70,858      $      23,037       $     29,591     $    (1,301)      $    (15,491)   $   106,694
                               ===========      =============       ============     ===========       ============    ===========


 * Operating expenses in this table exclude depreciation and amortization.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment Information, continued
    ------------------------------
    Reconciliations of total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to earnings before extraordinary items in the consolidated financial statements are summarized as follows (in thousands):

                                                                                          Three months
                                                                                         ended June 30,
                                                                               ---------------------------------------
                                                                                     2000                  1999
                                                                               ----------------        ---------------
      Revenues:
           Total reported above                                                  $    255,351          $    243,753
           Revenues of majority financial interest
             ventures excluding interest on advances
             to the Company                                                           (82,031)              (64,580)
           Revenues representing the Company's share of
             FFO of minority financial interest ventures                               (5,497)               (5,436)
                                                                                 ------------          ------------
               Total in consolidated financial statements                        $    167,823          $    173,737
                                                                                 ============          ============
       Operating expenses, exclusive of depreciation
             and amortization:
           Total reported above                                                  $    126,773          $    132,545
           Operating expenses of majority financial
             interest ventures                                                        (42,461)              (37,084)
           Provision for bad debts                                                     (1,106)               (3,064)
           Participation by others in the Company's share of
             earnings of majority financial interest ventures                          (4,616)               (5,046)
           Income taxes and other                                                      (1,930)               (1,423)
                                                                                 ------------          ------------
               Total in consolidated financial statements                        $     76,660          $     85,928
                                                                                 ============          ============
       Interest expense:
           Total reported above                                                  $     65,495          $     62,935
           Interest expense of majority financial
             interest ventures excluding interest on
             borrowings from the Company                                               (2,957)               (2,668)
                                                                                 ------------          ------------
               Total in consolidated financial statements                        $     62,538          $     60,267
                                                                                 ============          ============
       Operating results:
           FFO reported above                                                    $     63,083          $     48,273
           Depreciation and amortization                                              (23,291)              (21,973)
           Gain (loss) on dispositions of operating
             property assets, net                                                      (1,224)                6,858
           Share of depreciation and amortization,
             and gain (loss) on dispositions of operating
             property assets of unconsolidated real
             estate ventures, net                                                      (4,059)               (3,196)
                                                                                 ------------          ------------
           Earnings before extraordinary items in consolidated
             financial statements                                                $     34,509          $     29,962
                                                                                 ============          ============

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment Information, continued
    ------------------------------

    Reconciliations of total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to earnings before extraordinary items in the consolidated financial statements are summarized as follows (in thousands):


                                                                        Six months
                                                                       ended June 30,
                                                                  ----------------------
                                                                     2000         1999
                                                                  ---------    ---------
Revenues:
    Total reported above                                          $ 514,221    $ 506,974
    Revenues of majority financial interest
      ventures excluding interest on advances
      to the Company                                               (166,440)    (147,695)
    Revenues representing the Company's share of
      FFO of minority financial interest ventures                   (11,091)      (9,583)
                                                                  ---------    ---------
        Total in consolidated financial statements                $ 336,690    $ 349,696
                                                                  =========    =========
Operating expenses, exclusive of depreciation and amortization:
    Total reported above                                          $ 259,124    $ 270,621
    Operating expenses of majority financial
      interest ventures                                             (84,909)     (83,326)
    Provision for bad debts                                          (3,341)      (4,376)
    Participation by others in the Company's share of
      earnings of majority financial interest ventures              (13,115)     (11,405)
    Income taxes and other                                           (3,920)      (6,309)
                                                                  ---------    ---------
        Total in consolidated financial statements                $ 153,839    $ 165,205
                                                                  =========    =========
Interest expense:
    Total reported above                                          $ 129,044    $ 129,659
    Interest expense of majority financial
      interest ventures excluding interest on
      borrowings from the Company                                    (6,388)      (5,467)
                                                                  ---------    ---------
        Total in consolidated financial statements                $ 122,656    $ 124,192
                                                                  =========    =========
Operating results:
    FFO reported above                                            $ 126,053    $ 106,694
    Depreciation and amortization                                   (43,986)     (49,345)
    Gain (loss) on dispositions of operating
      property assets, net                                           (1,980)       7,452
    Share of depreciation and amortization,
      and gain (loss) on dispositions of operating
      property assets of unconsolidated real
      estate ventures, net                                          (14,210)      (6,913)
                                                                  ---------    ---------
    Earnings before extraordinary items in consolidated
      financial statements                                        $  65,877    $  57,888
                                                                  =========    =========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(5) Segment Information, continued
    ------------------------------

       The assets by segment are as follows (in thousands):

                                           June 30,         December 31,
                                             2000               1999
                                          ----------         ----------

       Retail centers                     $3,165,209         $3,125,395
       Office and other properties         1,233,128          1,211,222
       Land sales operations                 377,204            434,195
       Development                            79,651             34,680
       Corporate                             102,367            105,605
                                          ----------         ----------
          Total                           $4,957,559         $4,911,097
                                          ==========         ==========

       Total segment assets exceeds total assets reported in the financial statements primarily because of the consolidation of the majority financial interest ventures for segment reporting purposes.

(6)    Gain (loss) on dispositions of operating property assets, net
       -------------------------------------------------------------

       The net loss on dispositions of operating property assets for the three months ended June 30, 2000 related to a provision for loss on a leasehold interest in a retail center the Company decided to dispose. The net loss on operating properties for the six months ended June 30, 2000 related primarily to the provision discussed above and a provision for loss on an interest in a retail center property that the Company and its venture partner decided to sell. The net gain on dispositions of operating property assets in the three and six months ended June 30, 1999 related primarily to the sale of an operating property.

(7)    Extraordinary loss, net
       -----------------------

       The extraordinary loss, net for the three and six months ended June 30, 2000 and 1999 related to the extinguishment of debt prior to scheduled maturity. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were the refinancing of property debt and 8% Senior Debt issued in 1999.

       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(8) Earnings per share
    ------------------

    Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended June 30, 2000 and 1999 is summarized as follows (in thousands):


                                                2000                     1999
                                       ---------------------    --------------------
                                         Basic      Diluted       Basic     Diluted
                                       --------     --------    --------    --------

        Earnings before extra-
           ordinary items              $ 34,509    $ 34,509    $ 29,962    $ 29,962
        Dividends on Preferred
           stock                         (3,038)     (3,038)     (3,038)     (3,038)
        Dividends on unvested
           common stock awards
           and other                       (111)        (84)       (115)        (84)
        Interest on convertible
           property debt                    ---         769         ---         ---
                                       --------    --------    --------    --------

        Adjusted earnings before
           extraordinary items
           used in EPS computation     $ 31,360    $ 32,156    $ 26,809    $ 26,840
                                       ========    ========    ========    ========
        Weighted-average shares
           outstanding                   69,637      69,637      71,760      71,760
        Dilutive securities:
           Convertible property debt        ---       1,941         ---         ---
           Options, warrants,
             unvested common stock
             awards and other               ---         676         ---         590
                                       --------    --------    --------    --------

        Adjusted weighted-average
           shares used in EPS
           computation                   69,637      72,254      71,760      72,350
                                       ========    ========    ========    ========


                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(8) Earnings per share
    ------------------

    Information relating to the calculations of earnings per share (EPS) of common stock for the six months ended June 30, 2000 and 1999 is summarized as follows (in thousands):



                                            2000                   1999
                                   --------------------    --------------------
                                     Basic     Diluted      Basic      Diluted
                                   --------    --------    --------    --------

    Earnings before extra-
       ordinary items              $ 65,877    $ 65,877    $ 57,888    $ 57,888
    Dividends on Preferred
       stock                         (6,076)     (6,076)     (6,076)     (6,076)
    Dividends on unvested
       common stock awards
       and other                       (221)       (185)       (238)       (322)
    Interest on convertible
       property debt                    ---       1,538         ---         ---
                                   --------    --------    --------    --------

    Adjusted earnings before
       extraordinary items
       used in EPS computation     $ 59,580    $ 61,154    $ 51,574    $ 51,490
                                   ========    ========    ========    ========
    Weighted-average shares
       outstanding                   70,027      70,027      71,813      71,813
    Dilutive securities:
       Convertible property debt        ---       1,930         ---         ---
       Options, warrants,
         unvested common stock
         awards and other               ---         454         ---         588
                                   --------    --------    --------    --------

    Adjusted weighted-average
       shares used in EPS
       computation                   70,027      72,411      71,813      72,401
                                   ========    ========    ========    ========



    Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(9)  Contingencies
     -------------

     The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provision has been made for losses with respect to all litigation matters, where appropriate, and the ultimate resolution of all such litigation matters is not likely to have a material effect on the consolidated financial position of the Company. Due to the Company's fluctuating net earnings, it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Company's consolidated net earnings, and it is, therefore, possible that resolution of these matters could have such an effect in any future quarter or year.

(10) Property dispositions and related matters
     -----------------------------------------

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

     In September 1999, the Company announced that it was considering selling interests in certain operating properties and land parcels and using the proceeds to repay debt and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. In January 2000, management authorized specific disposition plans and began actively marketing interests in the properties. Accordingly, the net book values of the properties were reclassified to properties held for sale. In June 2000, the Company sold one of the properties and recognized a gain of $345,000 on the sale.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(11)   Shelf registration statement
       ----------------------------

       At June 30, 2000, the Company had a shelf registration statement for future sale of up to an aggregate of $1.9 billion (based on the public offering price) of common stock, Preferred stock and debt securities.

(12)   Subsequent event
       ----------------

       In July 2000, the Company sold substantially all of its ownership interest in North Star, a retail center in San Antonio, Texas, for cash proceeds of approximately $84 million.

                      THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1999 and any material changes in the results of operations for the three and six months ended June 30, 2000 as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 Annual Report to Shareholders.

General:
-------

Through its subsidiaries and affiliates, the Company acquires, develops and manages a diversified portfolio of retail centers and office, industrial, mixed-use and other properties (office and other properties) located throughout the United States and develops and sells land for residential, commercial and other uses, primarily in Columbia, Maryland and Summerlin, Nevada.

One of the Company's primary objectives is to own and operate premier shopping centers, major mixed-use projects and geographically concentrated groups of office and industrial buildings (principally complementing community development activities) in major markets across the United States. In order to achieve this objective, management is actively evaluating opportunities to acquire properties owned by others that may have future prospects consistent with the Company's long-term investment criteria and is continually evaluating the future outlook for properties in the Company's portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate leasable mall space and/or add new department stores and/or other anchor tenants to its existing properties to meet its objective. The Company is also continually evaluating opportunities for new operating properties and/or land development projects it believes have future prospects consistent with its objectives. The Company has sold a number of properties over the last several years and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to continue to meet its investment criteria. In September 1999, the Company announced that it would pursue developing a strategy to dispose of interests in certain office and industrial properties and land parcels and use the proceeds to repay debt and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. In January 2000, management authorized specific disposition plans and began actively marketing interests in the properties. In June 2000, the Company completed a sale of one of these properties.

------------------

  The Company may also selectively dispose of properties for other reasons. These disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings in future quarters or fiscal years and taken together with the use of sales proceeds, may have a material effect on the overall consolidated financial position of the Company.

Portfolio changes:
-----------------

In February 1999, the Company contributed its ownership interests in four retail centers (Bridgewater Commons, Fashion Place Mall, Park Meadows and Towson Town Center) to a joint venture in which it retained a 35% ownership interest. In June 1999, the Company sold Lucky's Center, an other property in Los Angeles, California. In October 1999, the Company sold Santa Monica Place, a retail center in Santa Monica, California. In June 2000, the Company sold an industrial building in Baltimore, Maryland.

In 2000 and 1999, the Company and its affiliates completed a number of development projects to enhance the quality of its portfolio. This development activity is summarized as follows:

   Retail Centers                                       Date Opened
   --------------                                       -----------

Oakwood Center Expansion                                March 1999
The Mall in Columbia Expansion-Phase II                 September 1999
Exton Square Expansion - Phase I                        November 1999
Moorestown Mall Expansion-Phase I                       November 1999
Moorestown Mall Expansion-Phase II                      March 2000
Pioneer Place Expansion                                 March 2000
Exton Square Expansion - Phase II                       May 2000
Perimeter Mall Expansion - Phase II                     June 2000


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

Operating results:
-----------------

As indicated in the 1999 Annual Report to Shareholders, the discussion of operating results covers each of the Company's business segments as management believes that a segment analysis provides the most effective means of understanding the business. Note 5 to the consolidated financial statements included in this Form 10-Q should be referred to when reading this discussion and analysis. As discussed in note 5, segment operating data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those followed for external reporting except that majority financial interest ventures (real estate ventures in which the Company holds substantially all (at least 98%) of the financial interest, but does not own a majority voting interest) are reported on a consolidated basis rather than using the equity method and the Company's share of FFO of unconsolidated real estate ventures in which it holds a minority interest is included in revenues. These differences affect only the reported revenues and operating and interest expenses of the segments and have no effect on the reported net earnings or FFO of the Company. Revenues and operating and interest expenses reported for the segments are reconciled to the related amounts reported in the consolidated financial statements in note 5.

Operating Properties - Retail Centers:
-------------------------------------

Operating results of retail centers are summarized as follows (in millions):

                                               Three                               Six
                                            months ended                       months ended
                                              June 30,                            June 30,
                                      ---------------------------      ---------------------------
                                          2000            1999             2000              1999
                                      ------------    -------------    ------------       ----------
Revenues                              $     145.4      $     147.0     $     292.0        $     298.5
Operating expenses, exclusive
  of depreciation and
  amortization                               65.7             68.7           133.6              137.7
Interest expense                             42.9             43.3            84.8               89.9
                                       ----------       ----------      ----------         ----------
                                             36.8             35.0            73.6               70.9
Depreciation and amortization                19.0             16.2            38.3               38.9
                                       ----------       ----------      ----------         ----------
    Operating income                   $     17.8       $     18.8      $     35.3         $     32.0
                                       ==========      ===========      ==========         ==========

Operating Properties - Retail Centers, continued:
------------------------------------------------

Revenues decreased $1.6 million and $6.5 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The decreases were attributable primarily to effects of the contribution of properties to a joint venture and the disposition of Santa Monica Place (approximately $4.8 million and $15.8 million for the three and six months ended June 30, 2000, respectively) and lower average occupancy levels at comparable properties (92.4% for the six months in 2000 compared to 93.6% for the six months in 1999). These decreases were partially offset by the project expansions (approximately $6.1 million and $7.4 million for the three and six months ended June 30, 2000, respectively) and higher rents on released space.

Total operating and interest expenses decreased $3.4 million and $9.2 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The decreases were attributable primarily to the contribution of properties to a joint venture and the disposition of Santa Monica Place (approximately $3.5 million and $13.7 million for the three and six months ended June 30, 2000, respectively) and lower bad debt expenses at comparable properties, partially offset by project expansions (approximately $3.4 million and $5.8 million for the three and six months ended June 30, 2000, respectively). Depreciation and amortization expense increased $2.8 million and decreased $.6 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. These changes were attributable primarily to the changes in the portfolio referred to above.

Operating Properties - Office and Other Properties:
--------------------------------------------------

Operating results of office and other properties are summarized as follows (in millions):


                                                                       Three                          Six
                                                                    months ended                  months ended
                                                                      June 30,                       June 30,
                                                             ----------------------------    -------------------------
                                                                 2000            1999             2000          1999
                                                             ------------    -----------      ----------    ----------
Revenues                                                     $   55.4         $   51.4         $  108.7      $  102.5
Operating expenses, exclusive
  of depreciation and
  amortization                                                   20.8             19.0             41.2          38.4
Interest expense                                                 21.4             20.6             41.7          41.1
                                                             --------         --------         --------      --------
                                                                 13.2             11.8             25.8          23.0
Depreciation and amortization                                     8.4              9.3             16.0          18.4
                                                             --------         --------         --------      --------
    Operating income                                         $    4.8         $    2.5         $    9.8      $    4.6
                                                             ========         ========         ========      ========


Operating Properties - Office and Other Properties, continued:
-------------------------------------------------------------

Revenues increased $4.0 million and $6.2 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increases were attributable primarily increases in operating expenses at comparable properties to the project openings in 1999 (approximately $1.4 million and $2.6 million for the three and six months ended June 30, 2000, respectively) and higher rents on released space. These increases were partially offset by the aforementioned dispositions in 1999 and 2000 (approximately $.4 million and $.9 million for the three and six months ended June 30, 2000, respectively).

Total operating and interest expenses increased $2.6 million and $3.4 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increases in operating and interest expenses were attributable in part to project openings in 1999 (approximately $.9 million and $1.9 million for the three and six months ended June 30, 2000, respectively). This increase was partially offset by the aforementioned dispositions (approximately $.2 million and $.4 million for the three and six months ended June 30, 2000, respectively). Depreciation and amortization expense decreased $.9 million and $2.4 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The decreases were attributable primarily to cessation of depreciation of properties the Company classified as held for sale in the first quarter of 2000, partially offset by project openings in 1999.

Land Sales Operations:
---------------------

Landsales operations relate primarily to the communities of Columbia, Maryland and Summerlin, Nevada. Generally, revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, availability of saleable land for particular uses and management's decisions to sell, develop or retain land.

Land Sales Operations, continued:
--------------------------------

Operating results of land sales operations are summarized as follows (in millions):

                                                                         Three months                         Six months
                                                                        ended June 30,                      ended June 30,
                                                                ----------------------------        --------------------------------

                                                                    2000             1999               2000               1999
                                                                -----------       ----------        -----------        -------------
Nevada Land Operations:
      Revenues:
         Summerlin                                              $     22.8       $     27.1        $      54.7         $      53.2
         Other                                                          .7              2.8                6.2                 7.0
      Operating costs and expenses:
         Summerlin                                                    18.2             21.6               42.7                42.1
         Other                                                          .6              3.2                4.9                 6.8
      Interest expense                                                 ---              ---                 .1                 ---
                                                                -----------       ----------        -----------        ------------
           Operating income                                     $      4.7       $      5.1        $      13.2         $      11.3
                                                                ===========       ==========        ===========        ============

Columbia and Other:
      Revenues                                                  $     30.7       $     14.3        $      52.1         $      44.5
      Operating costs and expenses                                    14.3              7.9               23.0                24.5
      Interest expense                                                  .7               .8                1.4                 1.7
                                                                -----------       ----------        -----------        ------------
           Operating income                                     $     15.7       $      5.6        $      27.7         $      18.3
                                                                ===========       ==========        ===========        ============

Total:
      Revenues                                                  $     54.2       $     44.2        $     113.0         $     104.7
      Operating costs and expenses                                    33.1             32.7               70.6                73.4
      Interest expense                                                  .7               .8                1.5                 1.7
                                                                -----------       ----------        -----------        ------------
           Operating income                                     $     20.4       $     10.7         $     40.9         $      29.6
                                                                ===========       ==========        ===========        ============

Land Sales Operations, continued:
--------------------------------

Revenues from Summerlin land sales operations decreased $4.3 million and increased $1.5 million for the three months and six months ended June 30, 2000, respectively, while related costs and expenses decreased $3.4 million and increased $.6 million, respectively, compared to the same periods in 1999. The decreases in land sales and related costs and expenses for the three months were due primarily to lower levels of sales for residential purposes partially offset by higher levels of sales for commercial uses.

Revenues from Columbia and other land sales operations increased $16.4 million and $7.6 million for the three and six months ended June 30, 2000, respectively, while related costs and expenses increased $6.3 million and decreased $1.8 million, respectively, compared to the same periods in 1999. Revenues and related costs and expenses from sales of land in New Jersey were $14.0 million and $6.5 million, respectively, for the three months ended June 30, 2000. Revenues and related costs and expenses from sales of land in New Jersey were $4.0 million and $3.8 million, respectively, for the three months ended March 31, 1999. There is no remaining saleable land at the New Jersey site.

Development:
-----------

Development expenses consist primarily of preconstruction expenses and new business costs. Preconstruction expenses relate to costs of projects which may not go forward to completion. New business costs relate to the evaluation of potential regional retail center sites, acquisition and disposition opportunities and alternative revenue sources and investment opportunities.

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

Accordingly, net corporate interest expense consists primarily of interest on the convertible subordinated debentures which were retired in the second quarter 1999, the unsecured 8% notes issued in the second quarter 1999, the unsecured 8.5% notes, the medium-term notes, credit

Corporate, continued:
--------------------

    facility borrowings, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments. Corporate operating expenses consist primarily of general and administrative costs, federal income taxes and distributions on the redeemable preferred securities, net of distributions allocated to other segments.

Corporate operating expenses decreased $6.0 million and $7.7 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. In the second quarter of 1999, the Company announced and initiated the consolidation of the management and administration of its Retail Operations and Office and Mixed-Use divisions into a single Property Operations Division and the integration of certain operating, administrative and support functions of the Hughes Division into other divisions. The costs relating to these organizational changes, primarily severance and other benefits to terminated employees of the Company and its affiliates aggregated approximately $6.2 million in the three months ended June 30, 1999. There was no similar event in 2000.

Corporate interest expense, net, increased $2.1 million and $4.0 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increases were attributable primarily to interest expense incurred on the 8% Senior Debt issued in May 1999, partially offset by lower interest expense on the convertible subordinated debentures that were repaid using a portion of the proceeds from the issuance of the 8% Senior Debt.

Gain (loss) on dispositions of operating property assets, net:

Gain(loss) on dispositions of operating property assets, net, including the Company's share of those recorded by unconsolidated real estate ventures, is summarized as follows (in millions):

                                                                         Three months                         Six months
                                                                        ended June 30,                      ended June 30,
                                                                ----------------------------        ---------------------------
                                                                    2000             1999               2000             1999
                                                                -----------      ----------         -----------        --------
Net gain (loss) on operating
      properties                                                $     (1.2)      $      7.3         $     (5.9)        $      8.6
                                                                 =========        =========          =========          =========

Gain (loss) on dispositions of operating property assets, net, continued:
------------------------------------------------------------------------

The net loss on dispositions of operating property assets for the three months ended June 30, 2000 related to a provision for loss on a leasehold interest in a retail center the Company decided to dispose. The net loss on operating properties for the six months ended June 30, 2000 related primarily to the provision discussed above and a provision for loss on an interest in a retail center property that the Company and its venture partner decided to sell. The net gain on dispositions of operating property assets in the three and six months ended June 30, 1999 related primarily to the sale of an operating property by the Company and the sale of a service station by a majority financial interest venture.

Extraordinary loss, net:
-----------------------

The extraordinary loss, net for the three and six months ended June 30, 2000 and 1999 related to the extinguishment of debt prior to scheduled maturity. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were the refinancing of property debt and 8% Senior Debt issued in 1999.

Net earnings:
------------

The increases in net earnings for the three and six months ended June 30, 2000 as compared to the same periods in 1999 were attributable to the factors discussed above in the analyses of the segments, the analysis of gain (loss) on dispositions of operating property assets, net and the analysis of extraordinary loss, net.

Financial condition and liquidity:
---------------------------------

Shareholders' equity decreased by $5.0 million from December 31, 1999 to June
    30, 2000. The decrease was primarily attributable to payment of regular quarterly dividends on the Company's common and Preferred stocks and purchases of common stock, partially offset by net earnings for the six months ended June 30, 2000 and issuance of common stock pursuant to the Contingent Stock Agreement.

The Company had cash and cash equivalents and investments in marketable securities totaling $38.3 million at June 30, 2000, including $3.9 million of investments held for restricted uses.

Financial condition and liquidity, continued:
--------------------------------------------

In 1998, the Company obtained a $450 million unsecured revolving credit facility from a group of lenders. The facility is available until July 2001, and is subject to a one-year renewal option. The group of lenders also provided a bridge loan facility that was available for specific property acquisitions completed in 1998. Related borrowings under the bridge loan facility were repaid on or before July 30, 1999. The revolving credit facility may be used for various purposes, including project development costs, property acquisitions, liquidity and other corporate needs. It may also be used to pay some portion of existing debt. Availability under the facility was $213 million at June 30, 2000.

As of June 30, 2000, debt due in one year was $93.2 million, including balloon payments on mortgages of $7.4 million and repayments of medium-term notes of $30 million. These payments are expected to be made from the proceeds of property refinancings, credit facility borrowings, proceeds of the sales of property interests held for sale, proceeds from the sales of other property interests or other available corporate funds. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements. Dispositions of properties are expected to provide capital resources in 2000 and 2001 and may also provide them in subsequent years.

The Company began actively marketing interests in certain office and industrial properties in the first quarter of 2000. The Company expects that proceeds from sales will be used to repay debt, repurchase common stock and/or fund project development costs. The Company sold one of these properties in June 2000 for approximately $1.2 million cash. In July 2000, the Company sold substantially all of its ownership interest in North Star, a regional retail center in San Antonio, Texas, for approximately $84 million cash.

The Company may also sell interests in other operating properties. The Company and its affiliates also consider certain investment and other land assets as significant sources of cash flows and may decide to accelerate sales in order to provide additional liquidity for other purposes, including the funding of development activities.

Also as discussed above, the Company has approval to repurchase, subject to certain pricing restrictions, up to $250 million of common stock. As of June 30, 2000, the Company had repurchased approximately 2.7 million shares under this program for approximately $61 million.

Financial condition and liquidity, continued:
--------------------------------------------

The Company has a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities. At June 30, 2000, the Company had issued approximately $358 million of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.9 billion. Also, under an effective registration statement the Company may issue additional medium-term notes of up to $29.7 million.

In connection with the acquisition of the Hughes Corporation (Hughes) in 1996, the Company entered into a Contingent Stock Agreement (Agreement) for the benefit of the former Hughes owners or their successors (the beneficiaries). Under terms of the agreement, additional shares of common stock (or in certain circumstances, Increasing Rate Cumulative Preferred stock) are issuable to the beneficiaries based on the appraised values of four defined groups of acquired assets at specified "termination dates" from 2000 to 2009 and/or cash flows generated from the development and/or sale of those assets prior to the termination dates. To date, the Company has repurchased shares of its common stock for issuance to the beneficiaries. The Company believes that a substantial portion of the assets (primarily certain land in Las Vegas and Summerlin, Nevada) subject to the 2000 termination date (December 31,
   2000) will not be sold in 2000. The Company has entered into discussions with the beneficiaries to extend the termination date with respect to these assets, but there can be no assurance that the termination date will be extended. Preliminary estimates of the values of the related assets indicate that a distribution of approximately $30-40 million may be required under terms of the Agreement. If an extension of the termination date is not obtained, the Company currently expects to use corporate funds or borrowings under its credit facility to repurchase shares of its common stock for issuance to the beneficiaries.

Net cash provided by operating activities was $94.6 million and $104.7 million for the six months ended June 30, 2000 and 1999, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents and other revenues and payment of operating and interest expenses. The decrease in net cash provided of $10.1 million was due primarily to lower receipts from notes receivable on land sales made before 1998, offset by a decrease in operating expenditures. The decrease in operating expenditures was primarily attributable to benefit and other payments made due to the

Financial condition and liquidity, continued:
--------------------------------------------

   organizational changes in 1999 described in the analysis of the corporate segment. Cash provided by operating distributions from unconsolidated majority financial interest ventures relates primarily to net interest and dividend payments made by the ventures to the Company and is affected by the timing of receipt of their land sales revenues, payment of operating and interest expenses and other sources and uses of cash. Other changes in net cash provided by operating activities were due to the factors discussed previously under the operating results of the business segments.

Net cash used in investing activities was $82.1 million and $38.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase in net cash used of $44.0 million was due primarily to lower proceeds from sales of operating properties (1999 included the sale of the Company's interest in Valley Fair Mall) and higher expenditures for property acquisitions in 2000 (primarily certain commercial properties adjacent to a development project and a department store site) partially offset by higher net payments received on loans to unconsolidated majority financial interest ventures.

Net cash used in financing activities was $21.7 million and $79.7 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in net cash used of $58.0 million was due primarily to higher net proceeds from the issuance of other debt (primarily higher net credit line draws) partially offset by higher repurchases of Company common stock.

New accounting standards not yet adopted:
----------------------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (Statement 137), an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), issued in June 1998. Statement 137 defers the required adoption date of Statement 133 for the Company to no later than January 1, 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which provides additional guidance and amendments to Statement 133. The Company's use of derivative instruments has consisted primarily of interest rate swap and cap agreements related to specific debt financings. The Company will adopt Statement 133, as amended, effective January 1, 2001. While the Company has not completed its analysis of Statement 133, it does not believe that adoption will have a material effect on its financial position and results of operations based on its current limited use of derivative instruments.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain
   Transactions involving Stock Compensation" (FIN 44). The provisions of FIN 44 are effective July 1, 2000, and generally are to be applied prospectively. Based on the current price of the Company's common stock, the Company does not believe adoption of FIN 44 will have a material effect on the Company's results of operations.

Information relating to forward looking statements:
--------------------------------------------------

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

Market risk information:
-----------------------

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or finance project acquisition or development costs (e.g., construction loan advances). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long-term, fixed rate, nonrecourse loans from institutional lenders to finance its operating properties. In addition, long-term, fixed rate financing is typically arranged concurrently with or shortly after a variable rate project acquisition or construction loan is negotiated. The Company also makes limited use of interest rate exchange agreements, including interest rate swaps and caps, to mitigate its interest rate risk on variable rate debt. The Company does not enter into interest rate exchange agreements for speculative purposes and the fair value of these and other derivative financial instruments is insignificant at June 30, 2000.

Market risk information, continued:
----------------------------------

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

                                    Remaining
                                       2000        2001       2002      2003      2004         Thereafter        Total
                                       ----        ----       ----      ----      ----         ----------        -----
Fixed rate debt                        $25         $130       $129      $331      $289          $   1,822       $2,726
Average interest rate                  7.8%         7.9%       7.9%      7.8%      7.9%               7.9%         7.8%


Variable rate LIBOR debt               $ 7         $334       $198      $  6      $  4          $     127       $  676
Average interest rate                  7.8%         8.0%       8.3%      8.3%      8.3%               8.3%         7.8%

At June 30, 2000, approximately $101.5 million of the Company's variable rate debt relates to borrowings under project construction loans. The borrowings under project construction loans are expected to be repaid from proceeds of long-term, fixed rate loans at dates from 2000 to 2001 when construction of the related projects is scheduled to be completed.

At June 30, 2000, the Company had interest rate cap agreements which effectively limit the average interest rate on $100 million of the variable rate LIBOR debt maturing in 2002 to 9.1%, and the average rate on $6 million of the variable rate LIBOR debt maturing in 2010 to 8.7%.

As the table incorporates only those exposures that exist as of June 30, 2000, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after June 30, 2000, the Company's hedging strategies during that period and interest rates.

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

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits
              Reference is made to the Exhibit Index.
          (b) Reports on Form 8-K
               None

            Signatures
            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         on behalf of
                                         THE ROUSE COMPANY and as

                                       Principal Financial Officer:


Date:             August  14, 2000     By /s/ Jeffrey H. Donahue
     -----------------------------        ---------------------------------
                                          Jeffrey H. Donahue
                                          Executive Vice President and
                                            Chief Financial Officer


                                       Principal Accounting Officer:


Date:             August  14, 2000     By /s/ Melanie M. Lundquist
     -----------------------------        ---------------------------------
                                          Melanie M. Lundquist
                                          Vice President and
                                            Corporate Controller

                                 Exhibit Index


Exhibit Number                             Description
--------------                             -----------

  27                                Financial Data Schedule