Form 10-Q
period 2000-09-30
ROUSE COMPANY
filed 2000-11-14
CIK 85388

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2000
                                    --------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

Commission File Number  0-1743
                       --------

                               The Rouse Company
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                    52-0735512
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    10275 Little Patuxent Parkway
        Columbia, Maryland                                21044-3456
----------------------------------------             ---------------------
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

                           Yes   X           No
                               -----             -----

Indicate the number of shares outstanding of the issuer's common stock as of November 6, 2000:

Common Stock, $0.01 par value                             68,730,793
-----------------------------                         ------------------
      Title of Class                                   Number of Shares

                      THE ROUSE COMPANY AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Income
            Three and Nine Months Ended September 30, 2000 and 1999
              (Unaudited, in thousands except per share amounts)

                                                      Three months                     Nine months
                                                   ended September 30,             ended September 30,
                                               --------------------------       ------------------------
                                                 2000              1999           2000           1999
                                               ---------        ---------       ---------      ---------
Revenues                                       $ 178,761        $ 172,419       $ 515,451      $ 522,115
Operating expenses, excluding
   provision for bad debts,
   depreciation and amortization                  78,941           80,027         232,780        242,964
Interest expense                                  63,327           60,408         185,983        184,600
Provision for bad debts                            1,871            1,974           5,212          6,350
Depreciation and amortization                     23,184           23,548          67,170         72,893
Equity in earnings of
   unconsolidated real estate ventures            21,254           20,281          76,396         62,028
Current income taxes                                  74              108             227            265
                                               ---------        ---------       ---------      ---------
Earnings before gains on
   dispositions of operating
   property assets, net and
   extraordinary items                            32,618           26,635         100,475         77,071

Gains on dispositions of
   operating property assets, net                 37,562               22          35,582          7,474
                                               ---------        ---------       ---------      ---------
Earnings before extraordinary items               70,180           26,657         136,057         84,545
Extraordinary gain (loss), net                     3,920               (3)          3,198           (913)
                                               ---------        ---------       ---------      ---------
Net earnings                                      74,100           26,654         139,255         83,632
Other items of comprehensive
   income (loss) - minimum
   pension liability adjustment                     (119)            (334)           (355)        (1,002)
                                               ---------        ---------       ---------      ---------
         Comprehensive income                  $  73,981        $  26,320       $ 138,900      $  82,630
                                               =========        =========       =========      =========
         Net earnings applicable
             to common shareholders            $  71,062        $  23,616       $ 130,141      $  74,518
                                               =========        =========       =========      =========

       The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income, continued
            Three and Nine Months Ended September 30, 2000 and 1999
              (Unaudited, in thousands except per share amounts)

                                                   Three months                          Nine months
                                                ended September 30,                   ended September 30,
                                          ------------------------------         -----------------------------
                                              2000               1999               2000              1999
                                          -----------        -----------         -----------       -----------
EARNINGS PER SHARE OF
    COMMON STOCK:

    Basic:
       Earnings before
         extraordinary items              $       .96        $       .33         $      1.81       $      1.04
       Extraordinary gain (loss)                  .06                 --                 .05              (.01)
                                          -----------        -----------         -----------       -----------
               Total                      $      1.02        $       .33         $      1.86       $      1.03
                                          ===========        ===========         ===========       ===========

    Diluted:
       Earnings before
         extraordinary items              $       .91        $       .32         $      1.78       $      1.03
       Extraordinary gain (loss)                  .05                 --                 .04              (.01)
                                          -----------        -----------         -----------       -----------
               Total                      $       .96        $       .32         $      1.82       $      1.02
                                          ===========        ===========         ===========       ===========

DIVIDENDS PER SHARE:

    Common stock                          $       .33        $       .30         $       .99       $       .90
                                          ===========        ===========         ===========       ===========
    Preferred stock                       $       .75        $       .75         $      2.25       $      2.25
                                          ===========        ===========         ===========       ===========

                      THE ROUSE COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   September 30, 2000 and December 31, 1999
                       (in thousands except share data)

                                               September 30,        December 31,
                                                   2000                 1999
                                                (Unaudited)
                                               -------------        ------------
Assets:
   Property:
      Operating properties:
         Property and deferred costs
             of projects                       $   3,716,107        $  3,790,364
         Less accumulated depreciation
             and amortization                        611,981             564,632
                                               -------------        ------------
                                                   3,104,126           3,225,732
      Properties in development                      178,388             288,058
      Properties held for sale                       355,812              10,984
                                               -------------        ------------

         Total property                            3,638,326           3,524,774

   Investments in and advances to
      unconsolidated real estate ventures            529,865             533,341

   Prepaid expenses, receivables under
      finance leases and other assets                258,717             258,666

   Accounts and notes receivable                      59,577              61,224

   Investments in marketable securities               22,882              23,321

   Cash and cash equivalents                           9,387              25,890
                                               -------------        ------------

         Total                                 $   4,518,754        $  4,427,216
                                               =============        ============

The accompanying notes are integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES
                    Consolidated Balance Sheets, continued
                   September 30, 2000 and December 31, 1999
                       (in thousands except share data)

                                                       September 30,       December 31,
                                                           2000                1999
                                                        (Unaudited)
                                                       -------------       ------------
Liabilities:
   Debt:
      Property debt not carrying a Parent
         Company guarantee of repayment                $   2,555,425       $  2,529,334
      Parent Company debt and debt carrying
         a Parent Company guarantee of repayment:
             Property debt                                   104,064            161,585
             Other debt                                      743,439            643,500
                                                       -------------       ------------
                                                             847,503            805,085
                                                       -------------       ------------
         Total debt                                        3,402,928          3,334,419
                                                       -------------       ------------

   Accounts payable, accrued expenses
      and other liabilities                                  318,407            317,252

Company-obligated mandatorily redeemable
   preferred securities of a trust holding
   solely Parent Company subordinated debt securities        136,965            136,965

Shareholders' equity:
   Series B Convertible Preferred stock
      with a liquidation preference of $202,500                   41                 41
   Common stock of 1 cent par value per
      share; 250,000,000 shares authorized;
      69,167,888 shares issued in 2000 and
      70,693,789 shares issued in 1999                           692                707
   Additional paid-in capital                                769,347            808,277
   Accumulated deficit                                      (108,800)          (169,974)
   Accumulated other comprehensive income (loss)                (826)              (471)
                                                       -------------       ------------

      Net shareholders' equity                               660,454            638,580
                                                       -------------       ------------

         Total                                         $   4,518,754       $  4,427,216
                                                       =============       ============

                       THE ROUSE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                            (Unaudited, in thousands)

                                                               2000                1999
                                                            -----------        -----------
Cash flows from operating activities:
    Rents and other revenues received                       $   506,060        $   505,108
    Proceeds from land sales and on notes
      receivable from land sales                                  6,787             24,016
    Interest received                                             7,536             12,563
    Operating expenditures                                     (218,184)          (237,322)
    Interest paid                                              (181,967)          (184,977)
    Dividends, interest and other operating
      distributions received from unconsolidated
      majority financial interest ventures                       39,472             35,975
                                                            -----------        -----------
         Net cash provided by operating activities              159,704            155,363
                                                            -----------        -----------
Cash flows from investing activities:
    Expenditures for properties in development
      and improvements to existing properties
      funded by debt                                           (156,846)          (155,371)
    Expenditures for property acquisitions                      (21,903)               ---
    Expenditures for improvements to existing
      properties funded by cash provided by
      operating activities                                      (13,379)           (15,454)
    Payments received on loans (advances made)
      to unconsolidated majority financial
      interest ventures                                          53,315            (44,133)
    Proceeds from sales of operating properties
      and other investments                                      84,322            126,875
    Other                                                           439            (13,857)
                                                            -----------        -----------
         Net cash used by investing activities                  (54,052)          (101,940)
                                                            -----------        -----------
Cash flows from financing activities:
    Proceeds from issuance of property debt                     150,954            233,062
    Repayments of property debt:
      Scheduled principal payments                              (44,404)           (36,717)
      Other payments                                           (161,732)           (80,853)
    Proceeds from issuance of other debt                        115,750            200,248
    Repayments of other debt                                    (15,727)          (268,323)
    Purchases of Company common stock                           (91,665)           (31,016)
    Dividends paid                                              (78,081)           (74,053)
    Other                                                         2,750             (6,369)
                                                            -----------        -----------
         Net cash used by financing activities                 (122,155)           (64,021)
                                                            -----------        -----------
Net decrease in cash and cash equivalents                       (16,503)           (10,598)
Cash and cash equivalents at beginning of period                 25,890             28,688
                                                            -----------        -----------
Cash and cash equivalents at end of period                  $     9,387        $    18,090
                                                            ===========        ===========

       The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, continued
                 Nine Months Ended September 30, 2000 and 1999
                           (Unaudited, in thousands)

                                                              2000             1999
                                                            --------         --------
Reconciliation of net earnings to net cash
    provided by operating activities:
    Net earnings                                            $139,255        $  83,632
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                         67,170           72,893
        Undistributed earnings of majority
          financial interest ventures                        (46,885)         (33,236)
        Gains on dispositions of operating
          property assets, net                               (35,582)          (7,474)
        Extraordinary loss (gain), net                        (3,198)             913
        Participation expense pursuant to
          Contingent Stock Agreement                          19,415           20,984
        Provision for bad debts                                5,212            6,350
        Other, net                                            14,317           11,301
                                                            --------         --------
    Net cash provided by operating activities               $159,704         $155,363
                                                            ========         ========
Schedule of Noncash Investing and Financing
    Activities:
    Common stock issued pursuant to Contingent
      Stock Agreement                                       $ 42,630         $ 34,491
    Property and other assets contributed to an
      unconsolidated real estate venture                          --          701,105
    Mortgage debt, other debt and other
      liabilities related to property and other
      assets contributed to an unconsolidated
      real estate venture                                         --          432,525
    Other debt repaid in the formation of an
      unconsolidated real estate venture                          --          271,233
    Mortgage debt assumed by purchaser of a property              --           40,000
    Capital lease obligations incurred                         1,168            1,589
                                                            ========         ========

                      THE ROUSE COMPANY AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 2000

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

(2)  Tax status
     ----------

     The Company determined that it would elect to be taxed as a real estate investment trust (REIT) effective January 1, 1998 pursuant to the Internal Revenue Code of 1986, as amended. Management believes the Company met the qualifications for REIT status as of September 30, 2000, and intends for it to continue to meet the qualifications in the future.

     In connection with its election to be taxed as a REIT, the Company also elected to be subject to the "built-in gain" rules. In February 2000, temporary and proposed regulations were issued providing guidance regarding the application of the "built-in gain" rules to REITs and are effective retroactive to June 10, 1987. The regulations require a REIT to refile its election to be subject to the "built-in gain" rules. In September 2000, the Company refiled its election with respect to assets owned by the Company on the date of conversion to REIT status. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. At September 30, 2000, net unrealized gains were approximately $2,465,000,000. Management believes that the Company will not be required to make significant payments of taxes on built-in gains throughout the ten-year period due to the availability of its net operating loss carryforward to offset certain

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(2)  Tax status, continued
     ---------------------

       built-in gains which might be recognized and the potential for the Company to enter into alternative structures, if necessary. At September 30, 2000, the regular tax net operating loss carryforward is sufficient to offset built-in gains on assets the Company intends to sell and no net deferred tax liability for built-in gains taxes has been recognized. However, it may be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.


(3)  Unconsolidated real estate ventures
     -----------------------------------

     Investments in and advances to unconsolidated real estate ventures are summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                              September 30,   December 31,
                                                  2000            1999
                                              -------------   ------------
     Majority financial interest ventures      $  342,430      $  349,991
     Minority interest ventures                   187,435         183,350
                                               ----------      ----------
            Total                              $  529,865      $  533,341
                                               ==========      ==========

     The equity in earnings of unconsolidated real estate ventures is summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                          Three months                 Nine months
                                        ended September 30,        ended September 30,
                                      ----------------------     -----------------------
                                         2000        1999           2000         1999
                                      ---------   ----------     ---------    ----------
     Majority financial interest
       ventures                       $  17,202   $   15,187     $  66,939    $   49,309
     Minority interest ventures           4,052        5,094         9,457        12,719
                                      ---------   ----------     ---------    ----------
          Total                       $  21,254   $   20,281     $  76,396    $   62,028
                                      =========   ==========     =========    ==========

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Unconsolidated real estate ventures, continued
     ----------------------------------------------

     The condensed, combined balance sheets of the ventures in which the Company holds majority financial interests are summarized as follows (in thousands):

                                                    September 30,  December 31,
                                                        2000           1999
                                                    -------------  ------------
     Assets:
       Operating properties, net                     $  381,819     $  375,651
       Properties in development                         17,172         26,924
       Properties held for sale                          15,242            ---
       Land held for development and sale               256,388        257,773
       Investments in and advances to
         unconsolidated real estate ventures             85,000        107,813
       Prepaid expenses, receivables under
         finance leases and other assets                 84,803         98,228
       Accounts and notes receivable                     70,737         88,765
       Cash and cash equivalents                          3,366          8,194
                                                     ----------     ----------
         Total                                       $  914,527     $  963,348
                                                     ==========     ==========

     Liabilities and shareholders' deficit:
       Loans and advances from the Company           $  434,540     $  514,792
       Mortgages payable and other long-term debt       354,720        350,646
       Other liabilities                                112,491        118,525
       Redeemable Series A Preferred stock               50,000         50,000
       Shareholders' deficit                            (37,224)       (70,615)
                                                     ----------     ----------
         Total                                       $  914,527     $  963,348
                                                     ==========     ==========

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Unconsolidated real estate ventures, continued
     ----------------------------------------------

     The condensed combined statements of operations of the ventures in which the Company holds a majority financial interest are summarized as follows (in thousands):

                                                Three months                    Nine months
                                             ended September 30,             ended September 30,
                                         --------------------------      ---------------------------
                                            2000            1999             2000            1999
                                         ---------       ----------      -----------     -----------
Revenues, excluding interest
   on loans to the Company               $  70,458       $   71,157      $   236,898     $   218,852

Interest income on loans
   to the Company                              ---              ---              ---           2,577

Operating expenses                         (37,343)         (40,385)        (122,252)       (125,979)

Interest expense, excluding
   interest on borrowings from
   the Company                              (4,451)          (2,080)         (10,839)         (7,547)

Interest expense on borrowings
   from the Company                        (12,779)         (10,881)         (39,472)        (40,175)

Depreciation and amortization               (4,309)          (2,944)         (12,951)         (8,877)

Equity in earnings of
   unconsolidated real estate ventures       1,661              768              963           1,575

Gains on dispositions of operating
   property assets, net                        ---            1,633              ---           2,515

Income taxes, primarily deferred            (5,875)          (6,840)         (18,956)        (18,681)
                                         ---------       ----------      -----------     -----------
         Net earnings                    $   7,362       $   10,428      $    33,391     $    24,260
                                         =========       ==========      ===========     ===========

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(3)  Unconsolidated real estate ventures, continued
     ----------------------------------------------

     The Company's share of net earnings of the ventures is summarized as follows (in thousands):

                                                         Three months                 Nine months
                                                     ended September 30,          ended September 30,
                                                 --------------------------    -------------------------
                                                    2000             1999         2000           1999
                                                 ---------        ---------    ----------     ----------
Share of net earnings based
   on ownership interest                         $   7,288        $  10,324    $   33,057     $   24,018

Participation by others in
   the Company's share of earnings                  (6,303)          (8,497)      (19,418)       (19,902)

Interest on loans to and advances
   from the ventures, net                           12,779           10,881        39,472         37,598

Eliminations, basis adjustments
   and other, net                                    3,438            2,479        13,828          7,595
                                                 ---------        ---------    ----------     ----------
                                                 $  17,202        $  15,187    $   66,939     $   49,309
                                                 =========        =========    ==========     ==========

(4)  Debt
     ----

     Debt is summarized as follows (in thousands):

                                   September 30, 2000            December 31, 1999
                               --------------------------     -----------------------
                                                 Due in                       Due in
                                  Total         one year         Total       one year
                               -----------     ----------     -----------   ---------
     Mortgages and bonds       $ 2,571,206     $  248,702     $ 2,572,496   $  55,126
     Medium-term notes              81,500         30,000          91,500      10,000
     Credit line borrowings        259,000            ---         174,000         ---
     Other loans                   491,222          6,631         496,423       6,467
                               -----------     ----------     -----------   ---------
          Total                $ 3,402,928     $  285,333     $ 3,334,419   $  71,593
                               ===========     ==========     ===========   =========

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

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(5)  Segment information
     -------------------

     The Company has five reportable segments: retail centers, office and other properties, land sales operations, development and corporate. In 2000, the Company reclassified the segment operating results and assets of the retail components of its five mixed-use projects to retail centers. In connection therewith, the office, mixed-use and other properties segment has been renamed office and other properties. In the third quarter of 2000, the Company adjusted its method of computing FFO to exclude deferred income taxes. Segment information for all periods has been restated to reflect these changes. Segment operating results are measured and assessed based on a performance measure referred to as Funds From Operations (FFO). The Company defines FFO as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary items, gains (losses) on dispositions of operating property assets, depreciation and amortization and deferred income taxes. Additionally, equity in earnings of unconsolidated real estate ventures and minority interests has been adjusted to reflect FFO on the same basis. FFO for prior periods has been presented in conformity with the above definition. The exclusion of deferred income taxes results in the Company's definition of FFO differing from the definition used by the National Association of Real Estate Investment Trusts. Also, the Company's definition of FFO may differ from those used by other REITs. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles. It is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

     The accounting policies of the segments are the same as those of the Company, except that real estate ventures in which the Company holds substantially all (at least 98%) of the financial interest but does not own a majority voting interest (majority financial interest ventures) are accounted for on a consolidated basis, rather than using the equity method. Effective in the third quarter of 2000, the Company's proportionate share of assets, revenues and expenses of unconsolidated real estate ventures accounted for on the equity method of accounting and in which it holds at least a 30% interest are included in segment assets and operating results. Accordingly, certain segment revenue, expense and asset information has been reclassified to conform to this presentation. The Company's share of FFO of other minority interest ventures is included in revenues.

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(5)  Segment Information, continued
     ------------------------------

     Funds From Operations for the segments are summarized as follows (in thousands):

                                           Office          Land
                            Retail        and Other        Sales
                           Centers       Properties     Operations    Development       Corporate      Total
                          ---------      ----------    ------------  -------------     -----------   ---------
Three months ended
September 30, 2000
------------------
    Revenues              $ 159,709      $  56,225       $  44,254     $     ---       $      220    $ 260,408
    Operating expenses*      72,350         21,739          29,815         1,760            3,477      129,141
    Interest expense         47,982         21,623             771           ---              228       70,604
                          ---------      ---------       ---------     ---------       ----------    ---------
         FFO              $  39,377      $  12,863       $  13,668     $  (1,760)      $   (3,485)   $  60,663
                          =========      =========       =========     =========       ==========    =========

Three months ended
September 30, 1999
------------------
    Revenues              $ 155,457      $  52,340       $  47,796     $     ---       $     (185)   $ 255,408
    Operating expenses*      72,474         21,925          35,793           648            3,466      134,306
    Interest expense         46,014         20,614             880           ---           (2,127)      65,381
                          ---------      ---------       ---------     ---------       ----------    ---------
         FFO              $  36,969      $   9,801       $  11,123     $    (648)      $   (1,524)   $  55,721
                          =========      =========       =========     =========       ==========    =========

Nine months ended
September 30, 2000
------------------
    Revenues              $ 463,561      $ 164,983       $ 157,282     $     ---       $      721    $ 786,547
    Operating expenses*     212,066         62,964         102,489         3,408           12,034      392,961
    Interest expense        138,552         63,370           2,288           ---            1,195      205,405
                          ---------      ---------       ---------     ---------       ----------    ---------
         FFO              $ 112,943      $  38,649       $  52,505     $  (3,408)      $  (12,508)   $ 188,181
                          =========      =========       =========     =========       ==========    =========

Nine months ended
September 30, 1999
------------------
    Revenues              $ 464,228      $ 154,803       $ 152,610     $     ---       $    1,099    $ 772,740
    Operating expenses*     215,680         60,226         111,759         1,949           17,161      406,775
    Interest expense        140,721         61,739           2,619           ---           (5,189)     199,890
                          ---------      ---------       ---------     ---------       ----------    ---------
         FFO              $ 107,827      $  32,838       $  38,232     $  (1,949)      $  (10,873)   $ 166,075
                          =========      =========       =========     =========       ==========    =========


* Operating expenses in this table exclude deferred income taxes and depreciation and amortization.

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(5)  Segment Information, continued
     ------------------------------

     Reconciliations of total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to earnings before extraordinary items in the consolidated financial statements are summarized as follows (in thousands):

                                                                                        Three months
                                                                                    ended September 30,
                                                                             ----------------------------------
                                                                                 2000                  1999
                                                                             ------------          ------------
       Revenues:
           Total reported above                                              $    260,408          $    255,408
           Revenues of majority financial interest
             ventures excluding interest on advances
             to the Company                                                       (70,458)              (71,157)
           Company's share of revenues of 30% or more owned
             minority interest ventures                                            (9,740)               (9,768)
           Company's share of FFO of other minority interest
             ventures                                                              (1,449)               (2,064)
                                                                             ------------          ------------
               Total in consolidated financial statements                    $    178,761          $    172,419
                                                                             ============          ============
       Operating expenses, exclusive of depreciation
            and amortization:
           Total reported above                                              $    129,141          $    134,306
           Operating expenses of majority financial
             interest ventures                                                    (37,343)              (40,385)
           Company's share of operating expenses of
             30% or more owned minority interest ventures                          (3,573)               (3,286)
           Provision for bad debts                                                 (1,871)               (1,974)
           Participation by others in the Company's share of
             earnings of majority financial interest ventures                      (6,303)               (8,497)
           Income taxes and other                                                  (1,110)                 (137)
                                                                             ------------          ------------
               Total in consolidated financial statements                    $     78,941          $     80,027
                                                                             ============          ============
       Interest expense:
           Total reported above                                              $     70,604          $     65,381
           Interest expense of majority financial
             interest ventures excluding interest on
             borrowings from the Company                                           (4,451)               (2,080)
           Company's share of interest expense of 30% or more
             owned minority interest ventures                                      (2,826)               (2,893)
                                                                             ------------          ------------
               Total in consolidated financial statements                    $     63,327          $     60,408
                                                                             ============          ============
       Operating results:
           FFO reported above                                                $     60,663          $     55,721
           Depreciation and amortization                                          (23,184)              (23,548)
           Gains on dispositions of operating property
             assets, net                                                           37,562                    22
           Share of depreciation and amortization, deferred
             taxes and gains on dispositions of operating
             property assets of unconsolidated real
             estate ventures, net                                                  (4,861)               (5,538)
                                                                             ------------          ------------
           Earnings before extraordinary items in consolidated
             financial statements                                            $     70,180          $     26,657
                                                                             ============          ============

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(5)  Segment Information, continued
     ------------------------------

     Reconciliations of total revenues and expenses reported above to the related amounts in the consolidated financial statements and of FFO reported above to earnings before extraordinary items in the consolidated financial statements are summarized as follows (in thousands):

                                                                                           Nine months
                                                                                       ended September 30,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  ------------      ------------
       Revenues:
           Total reported above                                                   $    786,547      $    772,740
           Revenues of majority financial interest
             ventures excluding interest on advances
             to the Company                                                           (236,898)         (218,852)
           Company's share of revenues of 30% or more owned
             minority interest ventures                                                (28,370)          (25,702)
           Company's share of FFO of other minority interest
             ventures                                                                   (5,828)           (6,071)
                                                                                  ------------      ------------
               Total in consolidated financial statements                         $    515,451      $    522,115
                                                                                  ============      ============
       Operating expenses, exclusive of depreciation and amortization:
           Total reported above                                                   $    392,961      $    406,775
           Operating expenses of majority financial
             interest ventures                                                        (122,252)         (125,979)
           Company's share of operating expenses of 30% or more
             owned minority interest ventures                                           (9,730)           (8,792)
           Provision for bad debts                                                      (5,212)           (6,350)
           Participation by others in the Company's share of
             earnings of majority financial interest ventures                          (19,418)          (19,902)
           Income taxes and other                                                       (3,569)           (2,788)
                                                                                  ------------      ------------
               Total in consolidated financial statements                         $    232,780      $    242,964
                                                                                  ============      ============
       Interest expense:
           Total reported above                                                   $    205,405      $    199,890
           Interest expense of majority financial
             interest ventures excluding interest on
             borrowings from the Company                                               (10,839)           (7,547)
           Company's share of interest expense of 30% or more
             owned minority interest ventures                                           (8,583)           (7,743)
                                                                                  ------------      ------------
               Total in consolidated financial statements                         $    185,983      $    184,600
                                                                                  ============      ============
       Operating results:
           FFO reported above                                                     $    188,181      $    166,075
           Depreciation and amortization                                               (67,170)          (72,893)
           Gains on dispositions of operating
             property assets, net                                                       35,582             7,474
           Share of depreciation and amortization, deferred
             taxes, and gains (losses) on dispositions of operating
             property assets of unconsolidated real
             estate ventures, net                                                      (20,536)          (16,111)
                                                                                  ------------      ------------
           Earnings before extraordinary items in consolidated
             financial statements                                                 $    136,057      $     84,545
                                                                                  ============      ============

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(5)  Segment Information, continued
     ------------------------------

     The assets by segment are as follows (in thousands):

                                         September 30,       December 31,
                                             2000               1999
                                        --------------      ------------
       Retail centers                   $  3,367,343        $  3,289,819
       Office and other properties         1,234,205           1,215,993
       Land sales operations                 401,065             435,279
       Development                            87,885              33,371
       Corporate                              84,324             106,537
                                        --------------      ------------
              Total                     $  5,174,822        $  5,080,999
                                        ==============      ============

     Total segment assets exceeds total assets reported in the consolidated financial statements primarily because of the consolidation of the majority financial interest ventures and the Company's proportionate share of assets of certain minority interest ventures for segment reporting purposes.

(6)  Gains on dispositions of operating property assets, net
     ----------------------------------------------------------------

     The net gains on dispositions of operating property assets for the three months ended September 30, 2000 related primarily to the sale in July 2000, of substantially all of the Company's ownership interest in North Star, a retail center in San Antonio, Texas for approximately $84 million. In connection with the sale of the ownership interest, the Company deferred approximately $25 million of gain due to the continuing involvement of the Company. The net gains on operating properties for the nine months ended September 30, 2000 related primarily to the sale discussed above, partially offset by a provision for loss on a leasehold interest in a retail center the Company decided to dispose and a provision for loss on an interest in a retail center property that the Company and its venture partner decided to sell. The net gains on dispositions of operating property assets for the nine months ended September 30, 1999 related primarily to the sale in June 1999 of an operating property in Los Angeles, California.

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(7)  Extraordinary gain (loss), net
     ------------------------------

     The extraordinary gain (loss), net for the three and nine months ended
       September 30, 2000 related primarily to the substantial modification of terms of certain property debt and to the extinguishment of other debt. The extraordinary gain (loss), net for the three and nine months ended September 30, 1999 related to the extinguishment of debt prior to scheduled maturity. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were credit facility borrowings, refinancing of property debt and 8% Senior Debt issued in 1999.

(8)  Earnings per share
     ------------------

     Information relating to the calculations of earnings per share of common stock (EPS) for the three months ended September 30, 2000 and 1999 is summarized as follows (in thousands):

                                                  2000                      1999
                                          ---------------------    ---------------------
                                            Basic       Diluted      Basic      Diluted
                                          ---------    --------    ---------   ---------
     Earnings before extra-
        ordinary items                    $  70,180    $ 70,180    $  26,657   $  26,657
     Dividends on Preferred
        stock                                (3,038)        ---       (3,038)     (3,038)
     Dividends on unvested
        common stock awards
        and other                              (111)         (4)        (115)       (305)
     Interest on convertible
        property debt                           ---         769          ---         ---
                                          ---------    --------    ---------   ---------
     Adjusted earnings before
        extraordinary items
        used in EPS computation           $  67,031    $ 70,945    $  23,504   $  23,314
                                          =========    ========    =========   =========
     Weighted-average shares
        outstanding                          69,751      69,751       71,979      71,979
     Dilutive securities:
        Convertible property debt               ---       1,657          ---         ---
        Convertible preferred stock             ---       5,310          ---         ---
        Options, warrants,
          unvested common stock
          awards and other                      ---       1,049          ---         608
                                          ---------    --------    ---------   ---------
     Adjusted weighted-average
        shares used in EPS
        computation                          69,751      77,767       71,979      72,587
                                          =========    ========    =========   =========

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued


(8) Earnings per share
    ------------------

     Information relating to the calculations of earnings per share of common stock (EPS) for the nine months ended September 30, 2000 and 1999 is summarized as follows (in thousands):

                                                                    2000                                 1999
                                                        -----------------------------       -------------------------------
                                                         Basic                Diluted        Basic                  Diluted
                                                        -------               -------       -------                 -------
     Earnings before extra-
        ordinary items                                  $    136,057     $    136,057       $      84,545    $       84,545
     Dividends on Preferred
        stock                                                 (9,114)             ---              (9,114)           (9,114)
     Dividends on unvested
        common stock awards
        and other                                               (332)            (256)               (353)             (627)
     Interest on convertible
        property debt                                            ---            2,307                 ---               ---
                                                        ------------     ------------       -------------    --------------
     Adjusted earnings before
        extraordinary items
        used in EPS computation                         $    126,611     $    138,108       $      75,078    $       74,804
                                                        ============     ============       =============    ==============
     Weighted-average shares
        outstanding                                           69,939           69,939              71,868            71,868
     Dilutive securities:
        Convertible property debt                                ---            1,930                 ---               ---
        Convertible preferred stock                              ---            5,310                 ---               ---
        Options, warrants,
          unvested common stock
          awards and other                                       ---              610                 ---               594
                                                        ------------     ------------       -------------    --------------
     Adjusted weighted-average
        shares used in EPS
        computation                                           69,939           77,789              71,868            72,462
                                                        ============     ============       =============    ==============


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

(10) Properties held for sale
     ------------------------

     In September 1999, the Company announced that it was considering selling interests in certain operating properties and land parcels and using the proceeds to repay debt and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. In January 2000, management authorized specific disposition plans and began actively marketing interests in the operating properties. Accordingly, the net book values of the operating properties were reclassified to properties held for sale. In June 2000, the Company sold one of the properties for an amount approximating its net book value.

                      THE ROUSE COMPANY AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), continued

(11) Shelf registration statement:
     ----------------------------

     At September 30, 2000, the Company had a shelf registration statement for future sale of up to an aggregate of $1.9 billion (based on the public offering price) of common stock, Preferred stock and debt securities.

(12) Subsequent events
     -----------------

     In October 2000, the Company sold Midtown Square, a retail center in Charlotte, North Carolina for approximately $9.5 million. The Company will record a net gain on the sale of this property of approximately $4.7 million in the fourth quarter of 2000. Additionally, in November 2000, the Company disposed of its leasehold interest in The Grand Avenue, a retail center in Milwaukee, Wisconsin for approximately $3.0 million. No significant gain or loss will be recorded relating to this transaction.

                      THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 1999 and any material changes in the results of operations for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 Annual Report to Shareholders.

General:
-------

Through its subsidiaries and affiliates, the Company acquires, develops and manages a diversified portfolio of retail centers and office, industrial, mixed-use and other properties (collectively, office and other properties) located throughout the United States and develops and sells land for residential, commercial and other uses, primarily in Columbia, Maryland and Summerlin, Nevada.

One of the Company's primary objectives is to own and operate premier shopping centers, major mixed-use projects and geographically concentrated groups of office and industrial buildings (principally complementing community development activities) in major markets across the United States. In order to achieve this objective, management is actively evaluating opportunities to acquire properties and expand and/or renovate existing properties that may have future prospects consistent with the Company's long-term investment criteria. The Company plans to continue to make substantial investments to expand and/or renovate leasable mall space and/or add new department stores and/or other anchor tenants to its existing properties to meet this objective. The Company is also continually evaluating opportunities for new operating properties and/or land development projects it believes have future prospects consistent with its objectives. The Company has sold a number of properties over the last several years and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to meet the Company's investment criteria. In September 1999, the Company announced that it would pursue developing a strategy to dispose of interests in certain office and industrial properties and land parcels and use the proceeds to expand or develop properties, to repay debt and to repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. In January 2000, management authorized specific disposition plans and began actively marketing interests in the properties. In June 2000, the Company completed a sale of one of these properties. The Company expects to close the sale of a majority

General, continued:
------------------

    of its interests in two office/industrial business parks in Las Vegas in December 2000. The Company may also selectively dispose of properties for other reasons. These disposition decisions may cause the Company to recognize gains or losses that could have material effects on reported net earnings in future quarters or fiscal years and taken together with the use of sales proceeds, may have a material effect on the overall consolidated financial position of the Company.

Portfolio changes:
-----------------

In February 1999, the Company contributed its ownership interests in four retail centers (Bridgewater Commons, Fashion Place Mall, Park Meadows and Towson Town Center) to a joint venture in which it retained a 35% ownership interest. In June 1999, the Company sold Lucky's Center, an other property in Los Angeles, California. In October 1999, the Company sold Santa Monica Place, a retail center in Santa Monica, California. In June 2000, the Company sold an industrial building in Baltimore, Maryland. In July 2000, the Company sold substantially all of its ownership interest in North Star, a retail center in San Antonio, Texas. In August 2000, the Company purchased an additional interest in Westdale, a retail center in Cedar Rapids, Iowa.

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

Operating results:
-----------------

As indicated in the 1999 Annual Report to Shareholders, the discussion of operating results covers each of the Company's business segments as management believes that a segment analysis provides the most effective means of understanding the business. Note 5 to the consolidated financial statements included in this Form 10-Q should be referred to when reading this discussion and analysis. As discussed in note 5, segment operating data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those followed for external reporting except that majority financial interest ventures (real estate ventures in which the Company holds substantially all (at least 98%) of the financial interest, but does not own a majority voting interest) are reported on a consolidated basis rather than using the equity method. Additionally, the Company's proportionate share of revenues and expenses of unconsolidated real estate ventures accounted for on the equity method of accounting and in which it holds at least a 30% interest are included in segment operating results. The Company's share of FFO of other unconsolidated real estate ventures is included in revenues. These differences affect only the reported revenues and operating and interest expenses of the segments and have no effect on the reported net earnings or FFO of the Company. Revenues and operating and interest expenses reported for the segments are reconciled to the related amounts reported in the consolidated financial statements in note 5.

Operating Properties - Retail Centers:
-------------------------------------

Operating results of retail centers are summarized as follows (in millions):

                                                  Three                              Nine
                                              months ended                       months ended
                                              September 30,                      September 30,
                                     ----------------------------      -----------------------------
                                          2000            1999             2000              1999
                                     -----------      -----------      ----------        -----------

   Revenues                          $     159.7      $     155.5      $    463.6        $     464.2
   Operating expenses, exclusive
     of depreciation and
     amortization                           72.3             72.5           212.1              215.7
   Interest expense                         48.0             46.0           138.6              140.7
                                     -----------      -----------      ----------        -----------
                                            39.4             37.0           112.9              107.8
   Depreciation and amortization            20.1             17.2            58.4               56.1
                                     -----------      -----------      ----------        -----------
       Operating income              $      19.3      $      19.8      $     54.5        $      51.7
                                     ===========      ===========      ==========        ===========

Operating Properties - Retail Centers, continued:
------------------------------------------------

Revenues increased $4.2 million and decreased $.6 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increase for the three months ended September 30, 2000 was attributable primarily to project expansions (approximately $5.6 million), the acquisition of an additional interest in Westdale (approximately $1.3 million) and higher rents on released space. These increases were partially offset by the dispositions of Santa Monica Place and North Star (approximately $6.7 million). The decrease for the nine months ended September 30, 2000 was attributable primarily to the aforementioned dispositions and contribution of properties to a joint venture (approximately $21.0 million). These decreases were substantially offset by project expansions (approximately $12.7 million), the aforementioned acquisition (approximately $1.3 million) and higher rents on released space.

Total operating and interest expenses increased $1.8 million and decreased $5.7 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increase for the three months ended September 30, 2000 was attributable primarily to project expansions (approximately $6.5 million) and the acquisition of an additional interest in Westdale (approximately $1.1 million). These increases were partially offset by the dispositions of Santa Monica Place and North Star (approximately $3.9 million) and lower interest expenses due to debt repayments. The decrease for the nine months ended September 30, 2000 was attributable primarily to the aforementioned dispositions and contribution of properties to a joint venture (approximately $16.9 million) and lower interest expenses due to debt repayments. These decreases were partially offset by project expansions (approximately $12.8 million) and the aforementioned acquisition (approximately $1.1 million). Depreciation and amortization expense increased $2.9 million and $2.3 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. These changes were attributable primarily to the changes in the portfolio referred to above.

Operating Properties - Office and Other Properties:
--------------------------------------------------

Operating results of office and other properties are summarized as follows (in millions):

                                                        Three                              Nine
                                                    months ended                       months ended
                                                    September 30,                     September 30,
                                            ---------------------------      -----------------------------
                                                2000            1999             2000              1999
                                            ----------      -----------      ----------        -----------

Revenues                                    $     56.2      $      52.3      $    165.0        $     154.8
Operating expenses, exclusive
  of depreciation and
  amortization                                    21.7             21.9            63.0               60.2
Interest expense                                  21.6             20.6            63.4               61.7
                                            ----------      -----------      ----------        -----------
                                                  12.9              9.8            38.6               32.9
Depreciation and amortization                      7.8              9.8            23.8               28.2
                                            ----------      -----------      ----------        -----------
  Operating income                          $      5.1      $       ---      $     14.8        $       4.7
                                            ==========      ===========      ==========        ===========

Revenues increased $3.9 million and $10.2 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increases were attributable primarily to higher average occupancy levels (92.9% in 2000 compared to 90.5% in 1999), project openings in 1999 (approximately $1.4 million and $3.8 million for the three and nine months ended September 30, 2000, respectively) and higher rents on released space. These increases were partially offset by the aforementioned dispositions in 1999 and 2000.

Total operating and interest expenses increased $.8 million and $4.5 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increases in operating and interest expenses were attributable primarily to higher average occupancy levels and to project openings in 1999 (approximately $.8 million and $2.3 million for the three and nine months ended September 30, 2000, respectively). These increases were partially offset by the aforementioned dispositions (approximately $.1 million and $.4 million for the three and nine months ended September 30, 2000, respectively). Depreciation and amortization expense decreased $2.0 million and $4.4 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The decreases were attributable primarily to cessation of depreciation of properties the Company classified as held for sale in 2000.

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

Operating results of land sales operations are summarized as follows (in millions):

                                                              Three months                         Nine months
                                                          ended September 30,                 ended September 30,
                                                     ---------------------------       --------------------------------
                                                         2000             1999               2000               1999
                                                     -----------      ----------        -----------         -----------
Nevada Land Operations:
      Revenues:
         Summerlin                                   $     19.3       $     23.8        $      74.0         $      77.0
         Other                                              1.6              9.9                7.8                16.9
      Operating costs and expenses:
         Summerlin                                         17.0             18.8               59.8                62.0
         Other                                              1.5              9.4                7.7                16.5
      Interest expense                                      ---              ---                 .1                 ---
                                                     ----------       ----------        -----------         -----------
           Operating income                          $      2.4       $      5.5        $      14.2         $      15.4
                                                     ==========       ==========        ===========         ===========

Columbia and Other:
      Revenues                                       $     23.4       $     14.1        $      75.5         $      58.7
      Operating costs and expenses                         11.3              7.6               35.0                33.3
      Interest expense                                       .8               .9                2.2                 2.6
                                                     ----------       ----------        -----------         -----------
           Operating income                          $     11.3       $      5.6        $      38.3         $      22.8
                                                     ==========       ==========        ===========         ===========

Total:
      Revenues                                       $     44.3       $     47.8        $     157.3         $     152.6
      Operating costs and expenses                         29.8             35.8              102.5               111.8
      Interest expense                                       .8               .9                2.3                 2.6
                                                     ----------       ----------        -----------         -----------
           Operating income                          $     13.7       $     11.1        $      52.5         $      38.2
                                                     ==========       ==========        ===========         ===========

Land Sales Operations, continued:
--------------------------------

Revenues from Summerlin land sales operations decreased $4.5 million and $3.0 million for the three months and nine months ended September 30, 2000, respectively, while related costs and expenses decreased $1.8 million and $2.2 million, respectively, compared to the same periods in 1999. The decreases in land sales and related costs and expenses for the three months were due primarily to lower levels of land available for sale. The Company is developing additional land inventory, expected to be sold in the fourth quarter. The decreases in revenues and related costs and expenses from other Nevada land sales for the three months and nine months ended September 30, 2000, compared to the same periods in 1999, were attributed to lower levels of sales of investment and business park land.

Revenues from Columbia and other land sales operations increased $9.3 million and $16.8 million for the three and nine months ended September 30, 2000, respectively, while related costs and expenses increased $3.6 million and $1.3 million, respectively, compared to the same periods in 1999. The increases in revenues and related costs and expenses for the three months ended September 30, 2000 were attributable to higher levels of land sales in Columbia for commercial and residential uses. The increases in revenues and related costs and expenses for the nine months ended September 30, 2000 were attributable primarily to higher levels of investment land sales in Columbia at a higher profit margin and to higher levels of sales of investment land in New Jersey (approximately $10.0 million sales increase and $2.7 million cost and expense increase). There is no remaining saleable land at the New Jersey site.

Development:
-----------

Development expenses consist primarily of preconstruction expenses and new business costs. Preconstruction expenses relate to costs of projects which may not go forward to completion. New business costs relate to the evaluation of potential regional retail center sites, acquisition and disposition opportunities and alternative revenue sources and investment opportunities. Development expenses increased $1.1 million and $1.5 million for the three months and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increases in development expenses relate primarily to increased preconstruction expenses related to the Company's development pipeline.

Corporate:
---------

Corporate expenses consist of certain interest and operating expenses reduced by costs capitalized or allocated to other segments. Interest is capitalized on corporate funds invested in projects under

Corporate, continued:
--------------------

  development, and interest on the proceeds of corporate borrowings and distributions on the Company-obligated mandatorily redeemable preferred securities which are used for other segments are allocated to those segments.

Accordingly, net corporate interest expense consists primarily of interest on the convertible subordinated debentures which were retired in the second quarter of 1999, the unsecured 8% notes issued in the second quarter 1999, the unsecured 8.5% notes, the medium-term notes, credit facility borrowings, and unallocated proceeds from refinancings of certain properties, net of interest capitalized on development projects or allocated to other segments. Corporate operating expenses consist primarily of general and administrative costs and distributions on the redeemable preferred securities, net of distributions allocated to other segments.

Corporate operating expenses decreased $5.1 million for the nine months ended
  September 30, 2000, compared to the same period in 1999. In the second quarter of 1999, the Company announced and initiated the consolidation of the management and administration of its Retail Operations and Office and Mixed-Use divisions into a single Property Operations Division and the integration of certain operating, administrative and support functions of the Hughes Division into other divisions. The costs relating to these organizational changes, primarily severance and other benefits to terminated employees of the Company and its affiliates aggregated approximately $6.2 million in the three months ended June 30, 1999. There was no similar event in 2000.

Corporate interest expense, net, increased $2.4 million and $6.4 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The increases were attributable primarily to interest expense incurred on the 8% Senior Debt issued in May 1999, partially offset by lower interest expense on the convertible subordinated debentures that were repaid using a portion of the proceeds from the issuance of the 8% Senior Debt.

Gains on dispositions of operating property assets, net:
------------------------------------------------------

Gains on dispositions of operating property assets, net, including the Company's share of those recorded by unconsolidated real estate ventures, is summarized as follows (in millions):

                               Three months           Nine months
                            ended September 30,    ended September 30,
                           --------------------   --------------------
                              2000      1999        2000        1999
                            --------   ------     -------     --------
Net gains on operating
   properties               $   37.5   $  1.6     $  31.6     $   10.2
                            ========   ======     =======     ========

Gains on dispositions of operating property assets, net, continued:
-----------------------------------------------------------------

The net gains on dispositions of operating property assets for the three months ended September 30, 2000 related primarily to the sale of substantially all of the Company's ownership interest in North Star, a retail center. In connection with the sale of the ownership interest, the Company deferred approximately $25 million of gain due to the continuing involvement of the Company. The net gains on operating properties for the nine months ended September 30, 2000 related primarily to the sale discussed above, partially offset by a provision for loss on a leasehold interest in a retail center the Company decided to dispose and a provision for loss on an interest in a retail center property that the Company and its venture partner decided to sell. The net gains on dispositions of operating property assets for the nine months ended September 30, 1999 related primarily to the sale of an operating property by the Company and the sale of a service station by a majority financial interest venture.

Extraordinary gain (loss), net:
------------------------------

The extraordinary gain (loss), net for the three and nine months ended September
  30, 2000 related primarily to the substantial modification of terms of certain property debt and extinguishment of other debt. The extraordinary gain (loss), net for the three and nine months ended September 30, 1999 related to the extinguishment of debt prior to scheduled maturity. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were credit facility borrowings, refinancing of property debt and 8% Senior Debt issued in 1999.

Net earnings:
------------

The increases in net earnings for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 were attributable to the factors discussed above in the analyses of the segments, the analysis of gains on dispositions of operating property assets, net and the analysis of extraordinary gain (loss), net.

Financial condition and liquidity:
---------------------------------

Shareholders' equity increased by $21.9 million from December 31, 1999 to September 30, 2000. The increase was primarily attributed to net earnings for the nine months ended September 30, 2000 and the issuance of common stock pursuant to the Contingent Stock Agreement, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks and purchases of common stock.

The Company had cash and cash equivalents and investments in marketable securities totaling $32.3 million at September 30, 2000, including $4.3 million of investments held for restricted uses.

Financial condition and liquidity, continued:
--------------------------------------------

In 1998, the Company obtained a $450 million unsecured revolving credit facility from a group of lenders. The facility is available until July 2001, and is subject to a one-year renewal option. The group of lenders also provided a bridge loan facility that was available for specific property acquisitions completed in 1998. Related borrowings under the bridge loan facility were repaid on or before July 30, 1999. The revolving credit facility may be used for various purposes, including project development costs, property acquisitions, liquidity and other corporate needs. It may also be used to pay some portion of existing debt. Availability under the facility was $191 million at September 30, 2000. The Company is currently negotiating terms of a $375 million replacement credit facility that it expects to obtain in the fourth quarter of 2000.

As of September 30, 2000, debt due in one year was $285.3 million, including balloon payments on mortgages of $201.2 million and repayments of medium-term notes of $30 million. These payments are expected to be made from the proceeds of property refinancings (including refinancings of the mortgages due), credit facility borrowings, proceeds from the sales of property interests held for sale, proceeds from the sales of other property interests or other available corporate funds. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements. Dispositions of properties are expected to provide capital resources during the remaining part of 2000 and 2001 and may also provide them in subsequent years.

The Company began actively marketing interests in certain office and industrial properties in the first quarter of 2000. The Company expects that proceeds from sales will be used to repay debt, repurchase common stock and/or fund project development costs. The Company sold one of these properties in June 2000 for approximately $1.2 million. In July 2000, the Company sold substantially all of its ownership interest in North Star, a regional retail center in San Antonio, Texas, for approximately $84 million. In the fourth quarter of 2000, the Company sold interests in two retail centers and expects to sell interests in two office/industrial parks.

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

Also as discussed above, the Company has approval to repurchase, subject to certain pricing restrictions, up to $250 million of common stock. As

Financial condition and liquidity, continued:
--------------------------------------------

  of September 30, 2000, the Company had repurchased approximately 3.6 million shares under this program for approximately $81.2 million.

The Company has a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities. At September 30, 2000, the Company had issued approximately $358 million of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.9 billion. Also, under an effective registration statement the Company may issue additional medium-term notes of up to $29.7 million.

In connection with the acquisition of the Hughes Corporation (Hughes) in 1996, the Company entered into a Contingent Stock Agreement (Agreement) for the benefit of the former Hughes owners or their successors (the beneficiaries). Under terms of the agreement, additional shares of common stock (or in certain circumstances, Increasing Rate Cumulative Preferred stock) are issuable to the beneficiaries based on the appraised values of four defined groups of acquired assets at specified "termination dates" from 2000 to 2009 and/or cash flows generated from the development and/or sale of those assets prior to the termination dates. To date, the Company has repurchased shares of its common stock for issuance to the beneficiaries. The Company believes that a substantial portion of the assets (primarily certain land in Las Vegas and Summerlin, Nevada) subject to the 2000 termination date (December 31, 2000) will not be sold in 2000. The Company has entered into discussions with the beneficiaries to extend the termination date with respect to these assets, but there can be no assurance that the termination date will be extended. Preliminary estimates of the values of the related assets subject to the 2000 termination date indicate that a distribution of approximately $30-40 million may be required under terms of the Agreement. If an extension of the termination date is not obtained, the Company currently expects to use corporate funds or borrowings under its credit facility to repurchase shares of its common stock for issuance to the beneficiaries.

In December 1999, the "REIT Modernization Act" (RMA), which is effective
  January 1, 2001, became law. Certain provisions of the RMA allow REITs to conduct certain previously prohibited business activities through Taxable REIT Subsidiaries (TRS) and allow a REIT to own 100% of TRS. The Company is currently evaluating the provisions of the RMA and is considering the purchase of the majority of the voting stock of certain unconsolidated real estate ventures in which it holds substantially all (at least 98%) of the financial interest. These ventures would then elect to be TRS. The Company currently accounts for these ventures using the equity method. Note 3 to the consolidated financial statements in this form 10-Q contains condensed, combined balance sheets and statements of operations of these ventures.

Net cash provided by operating activities was $159.7 million and $155.4 million for the nine months ended September 30, 2000 and 1999, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents and other revenues and payment of operating and interest expenses. The increase in net cash provided by operating activities was due to the factors discussed previously under the operating results of the business segments.

Net cash used in investing activities was $54.1 million and $101.9 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in net cash used of $47.8 million was due primarily to lower proceeds from sales of operating properties (1999 included the sale of the Company's interest in Valley Fair Mall) and higher expenditures for property acquisitions in 2000 (primarily certain commercial properties adjacent to a development project and department store sites. These items were partially offset by higher net payments received on loans to unconsolidated majority financial interest ventures, due primarily to higher net cash flows from the ventures' land sales activities.

Net cash used in financing activities was $122.2 million and $64.0 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash used of $58.2 million was due primarily to higher repurchases of Company common stock.


New accounting standards not yet adopted:
----------------------------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (Statement 137), an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), issued in June 1998. Statement 137 defers the required adoption date of Statement 133 for the Company to no later than January 1, 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which provides additional guidance with respect to and amends Statement 133. The Company's use of derivative instruments has consisted primarily of interest rate swap and cap agreements related to specific debt financings. The Company will adopt Statement 133, as amended, effective January 1, 2001. Derivative instruments held by the Company at September 30, 2000 consisted solely of interest rate cap agreements used to hedge interest rate risks associated with specific variable rate loans. The fair values and carrying values of these instruments were not significant at September 30, 2000. Based on its current limited use of derivative instruments for cash flow hedging purposes, the Company does not believe that adoption of Statement 133, as amended, will have a material effect on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting
  Bulletin No. 101 (SAB 101), relating to the application of generally accepted accounting principles to revenue recognition, including contingent rentals. The Company's revenue recognition policy with respect to contingent rentals is consistent with SAB 101 and, accordingly, the Company does not believe that application of SAB 101 will have a material effect on its results of operations.

In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue
  No. 00-01, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures" (EITF 00-01). EITF 00-01 requires that the proportionate share method of presenting the balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except under certain limited circumstances. EITF 00-01 is applicable to annual periods ending after June 15, 2000 and is applicable to the Company as of December 31, 2000 and for the year then ended. Also, upon adoption all comparative financial statements presented shall be restated to conform to the revised presentation. If the Company were required to adopt EITF 00-01 as of September 30, 2000, revenues and operating and interest expenses would be reduced by $39.6 million and $23.1 million, respectively, and equity in earnings of unconsolidated real estate ventures would be increased by $16.5 million, for the nine months ended September 30, 2000. Revenues and operating and interest expenses would be reduced by $38.5 million and $21.6 million, respectively, and equity in earnings would be increased by $16.9 million, for the nine months ended September 30, 1999. In addition, assets of $162 million and liabilities of $116 million would have been reclassified to investments in unconsolidated real estate ventures.

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

In order to achieve this objective, the Company relies primarily on long-term, fixed rate, nonrecourse loans from institutional lenders to finance its operating properties. In addition, long-term, fixed rate financing is typically arranged concurrently with or shortly after a variable rate project acquisition or construction loan is negotiated. The Company also makes limited use of interest rate exchange agreements, including interest rate swaps and caps, to mitigate its interest rate risk on variable rate debt. The Company does not enter into interest rate exchange agreements for speculative purposes and the fair value of derivative financial instruments is insignificant at September 30, 2000.

The Company's interest rate risk is monitored closely by management. The table below presents the principal amounts due and weighted-average interest rates applicable to principal amounts outstanding at the end of each year. This information may be used to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes. The information relating to debt maturities (dollars in millions) is based on expected maturity dates which consider anticipated refinancing or other transactions.

                                Remaining
                                  2000         2001       2002      2003      2004    Thereafter    Total
                                  ----         ----       ----      ----      ----    ----------    -----
Fixed rate debt                   $ 25         $130       $129      $331      $289     $  1,822     $2,726
Average interest rate              7.8%         7.9%       7.9%      7.8%      7.9%         7.9%       7.8%

Variable rate LIBOR debt          $  7         $334       $198      $  6      $  4     $    127     $  676
Average interest rate              7.8%         8.0%       8.3%      8.3%      8.3%         8.3%       7.8%

At September 30, 2000, approximately $106.5 million of the Company's variable rate debt relates to borrowings under project construction

Market risk information, continued:
----------------------------------

  loans. The borrowings under project construction loans are expected to be repaid from proceeds of long-term, fixed rate loans at various dates to 2003 when construction of the related projects is scheduled to be completed.

At September 30, 2000, the Company had interest rate cap agreements which effectively limit the average interest rate on $100 million of the variable rate LIBOR debt maturing in 2002 to 9.1%, and the average rate on $6 million of the variable rate LIBOR debt maturing in 2010 to 8.7%.

As the table incorporates only those exposures that exist as of September 30, 2000, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after September 30, 2000, the Company's hedging strategies during that period and interest rates.

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

                                        on behalf of
                                        THE ROUSE COMPANY and as

                                      Principal Financial Officer:


Date: November 13, 2000               By /s/ Jeffrey H. Donahue
     ------------------                  -------------------------------
                                         Jeffrey H. Donahue
                                         Executive Vice President and
                                           Chief Financial Officer

                                      Principal Accounting Officer:


Date: November 13, 2000               By /s/ Melanie M. Lundquist
     ------------------                  -------------------------------
                                         Melanie M. Lundquist
                                         Vice President and
                                           Corporate Controller

                                 Exhibit Index


Exhibit Number                 Description
--------------                 -----------

    27                    Financial Data Schedule