Form 10-K
period 2000-12-31
ROUSE COMPANY
filed 2001-03-30
CIK 85388

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(X)               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITITES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31,2000

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
                                                        --------------


   Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of each exchange
Title of each class                                              on which registered
-------------------                                            ---------------------
Common Stock (par value 1(cent) per share)                       New York Stock Exchange
-----------------------------------------

9 1/4% Cumulative Quarterly Income Preferred Securities          New York Stock Exchange
-------------------------------------------------------

Series B Convertible Preferred Stock
------------------------------------
(par value 1(cent) per share)                                    New York Stock Exchange
-----------------------------


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
Yes   X     No
    -----      -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

   As of March 17, 2001, there were outstanding 68,755,913 shares of the registrant's common stock, par value 1 cent, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was
                                 ----------------------------------------
approximately $1,675,071,707.

                      Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I, II and IV. Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 11, 2001 is incorporated by reference into Part III.

                                     Part I
                                     ------

Item 1.   Business.

Item 1 (a).  General Development of Business.

     The Rouse Company (the "Company") was incorporated as a business corporation under the laws of the State of Maryland in 1956. Its principal offices are located at The Rouse Company Building, Columbia, Maryland 21044. Its telephone number is (410) 992-6000. The Company, through its subsidiaries, affiliates and "Non-REIT Subsidiaries" (as defined below), is engaged or has a material financial interest in (i) the ownership, management, acquisition and development of income-producing and other real estate in the United States, including retail centers, office buildings, mixed-use projects and village centers, and (ii) the development and sale of land, primarily in Columbia, Maryland and the Las Vegas, Nevada metropolitan area for residential, commercial and industrial uses. "Non-REIT Subsidiaries" are companies as to which substantially all (at least 98%) of the financial interest is held by the Company, but in which The Rouse Company Incentive Compensation Statutory Trust (the "Trust"), an entity that is neither owned nor controlled by the Company, owns 91% of the voting stock.

     The Company elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998. In general, a corporation that distributes at least 90% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent of the income which it distributes. Management believes that the Company met the qualifications for REIT status as of December 31, 2000 and intends for it to meet the qualifications in the future and to distribute at least 90% of its REIT taxable income (determined after taking into account any net operating loss deduction) to shareholders in 2001 and subsequent years. The Company will elect to treat certain Non-REIT Subsidiaries as Taxable REIT Subsidiaries (TRS), which will be subject to Federal and state income taxes beginning in 2001. Except with respect to the TRS, management does not believe that the Company will be liable for significant income taxes at the Federal level or in most of the states in which it operates in 2001 and future years. All dividends on common stock paid subsequent to December 31, 1997 have been distributions of ordinary income.

Developments in 2000 and 2001

     Relying on certain provisions of the REIT Modernization Act, which was enacted into law in December 1999, the Company negotiated agreements in the fourth quarter of 2000 to acquire the voting stock of the Non-REIT Subsidiaries owned by the Trust. On January 2, 2001, the Company exchanged 137,928 shares of common stock for the Trust's shares of voting common stock of the Non-REIT Subsidiaries. The shares acquired by the Company constitute all of the Trust's interests in the Non-REIT Subsidiaries. The fair value of the consideration exchanged was approximately $3.5 million. As a result of this transaction, the Company owns 100% of the voting common stock of the Non-REIT Subsidiaries.

     In September 1999, the Company announced that it would pursue developing a strategy to sell interests in certain office and industrial properties and land parcels, and use the proceeds to repay debt, fund development costs and repurchase (subject to certain price restrictions) up to $250 million of the Company's common stock. In January 2000, the Company completed disposition and transaction structuring plans and began marketing interests in the identified properties. In 2000, the Company sold several of the identified buildings in the Baltimore-Washington corridor and contributed its ownership interests in industrial buildings in two Las Vegas business parks to a real estate venture from which the Company received a cash distribution and a minority interest in the venture. The Company used a portion of the cash proceeds from these and other transactions to repurchase approximately $66 million (2.8 million shares) of its common stock. Since 1999, the Company has repurchased approximately $101 million (4.4 million shares) of its common stock. In January 2001, the Company ceased actively marketing substantially all of the remaining buildings in the Baltimore-Washington corridor as a result of the Company pursuing other strategies to obtain additional liquidity. However, the Company may dispose of these and other properties as opportunities arise.

Item 1(b).  Financial Information About Industry Segments.

     Information required by Item 1(b) is incorporated herein by reference to note 8 of the notes to consolidated financial statements included in the 2000 Annual Report to Shareholders.

     As noted in Item 1(a), the Company is a real estate company engaged, through its subsidiaries, affiliates and having a material financial interest, through its Non-REIT Subsidiaries, in most aspects of the real estate industry, including the management, acquisition and development of income-producing and other properties, both retail and commercial, community development and management and land development. These business segments are further described below.

Item 1(c).  Narrative Description of Business.

  Retail Centers:
  --------------

     As set forth in Item 2, at December 31, 2000, the 42 regional retail centers and retail components of 5 mixed-use projects owned, in whole or in part, or operated by subsidiaries or affiliates of the Company or by Non-REIT Subsidiaries, aggregated 39,778,000 square feet, including 23,506,000 square feet owned by or leased to department stores. The activities involved in operating and managing retail centers include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market and consumer research, developing and implementing short- and long-term merchandising and leasing programs, assisting tenants in the presentation of their merchandise and the layout of their stores and store fronts and maintaining the building and common areas.

     In conjunction with other partners or investors, the Company, through its subsidiaries and affiliates and Non-REIT subsidiaries, acquires interests in completed retail centers, with the Company (or, beginning December 31, 1997, its Non-REIT Subsidiaries) having management responsibility and earning incentive fees. Affiliates of the Company (or, beginning December 31, 1997, Non-REIT Subsidiaries) also provide management services for centers developed and owned by others under management agreements that also provide for incentive fees and, in some instances, equity interests in the centers. As of December 31, 2000, Non-REIT Subsidiaries of the Company managed 5 such centers, which are included in the figures in the preceding paragraph and aggregated 5,171,000 square feet of leasable space, 2,859,000 square feet of which was department store space.

     The Howard Research And Development Corporation ("HRD", a Non-REIT Subsidiary of the Company) and its subsidiaries own and/or manage 12 village centers with 1,223,000 square feet of leasable space, The Mall in Columbia (which is included in the second preceding paragraph) and other properties in Columbia, Maryland. Howard Hughes Properties, Limited Partnership ("HHPLP", a majority owned affiliate of the Company) and its subsidiaries and affiliates own interests in 2 village centers with 238,000 square feet of leasable space in Summerlin, Nevada.

  Office and Other Properties:
  ---------------------------

     HHPLP and its subsidiaries and affiliates own and/or manage 40 office and industrial buildings with 2,107,000 square feet of leasable space, and other properties in and around Las Vegas, Nevada. HRD and its subsidiaries own and/or manage

12 office buildings with 1,135,000 square feet of leasable space and other properties in Columbia, Maryland.

     Other subsidiaries of the Company own and operate 5 mixed-use projects with leasable retail space (included in the fourth preceding paragraph) and 1,880,000 square feet of leasable office space. Other subsidiaries of the Company own, in whole or in part, 65 office and industrial buildings with a total of 4,438,000 square feet of leasable space.

     The activities involved in operating and managing office and other properties include: negotiating lease terms with present and prospective tenants, identifying and attracting desirable new tenants, conducting local market research, developing and implementing short- and long-term and leasing programs, assisting tenants in the layout of their spaces and maintaining the building and common areas.

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

     The Company and certain subsidiaries, affiliates and Non-REIT Subsidiaries are in the construction or development stage of announced projects, primarily the development of new retail centers, expansions of existing retail centers and expansions of an existing master-planned business park in Las Vegas, Nevada.

  Land Sales Operations:
  ---------------------

     HRD, a Non-REIT Subsidiary of the Company, is the developing entity of Columbia, Maryland, which is located in the Baltimore-Washington corridor. HRD owns approximately 1,300 salable acres of land in and around Columbia, and, through its subsidiaries and affiliates, develops and sells this land to builders and other developers for residential, commercial and industrial uses. The Hughes Corporation and Howard Hughes Properties, Inc. (collectively "Hughes", Non-REIT Subsidiaries of the Company) and their subsidiaries and affiliates are the developers of Summerlin, Nevada, which is located immediately north and west of Las Vegas, Nevada. Hughes owns approximately 7,800 salable acres of land in Summerlin, and develops and sells this land to builders and other developers for residential and commercial uses. Other affiliates or subsidiaries of the Company may also purchase some of this land for their own development purposes. Non-REIT Subsidiaries of the Company, directly or through affiliates, are also presently involved in community development and related land sales elsewhere in Maryland, and are developing or holding for sale parcels of land elsewhere in Nevada and California.

  General
  -------

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

     The Company, its subsidiaries and affiliates and Non-REIT Subsidiaries employed 3,749 full-time and part-time employees at December 31, 2000.

Item 2. Properties.

     The Company leases its headquarters building (approximately 127,000 square feet) in Columbia, Maryland for an initial term of 30 years which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

     Information respecting the Company's operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table in pages 42 through 45 of Exhibit 13 to this Form 10-K. The ownership of virtually all properties is subject to mortgage financing. The table of projects includes properties managed by Non-REIT Subsidiaries of the Company for a fee. Excluding such managed properties, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of leases are exercised. The properties subject to such leases in whole or part are as follows:

                                 Nature of                 Year of expiration
      Property                   interest                       of lease
      --------                   --------                       --------
American City Building       Leasehold and Fee                      2020

Arizona Center               Leasehold                      Various dates from
                                                            2017 to 2050

Augusta Mall                 Leasehold                              2068

Bayside Marketplace          Leasehold by joint venture             2062

Echelon Mall                 Leasehold                              2008

Exhibit Building             Leasehold and Fee                      2012

Faneuil Hall Marketplace     Leasehold                              2074

Fashion Place Mall           Leasehold                              2059

First National Bank Plaza    Leasehold                              2013

Franklin Park                Leasehold and Fee by                   2024
                             Joint Venture

The Gallery at Market East   Leasehold                              2082

Governor's Square            Leasehold                              2054

Harborplace                  Leasehold                              2054

Highland Mall                Leasehold and Fee by                   2070
                             Joint Venture

                                        Nature of                 Year of expiration
         Property                       interest                       of lease
         --------                       --------                       --------
The Jacksonville Landing           Leasehold                              2057

Mall St. Matthews                  Leasehold                              2053

Pioneer Place                      Leasehold                              2076

Plymouth Meeting                   Leasehold                              2063

Riverwalk                          Leasehold and fee by joint             2076
                                   venture

South Street Seaport               Leasehold                              2031

Tampa Bay Center                   Leasehold and fee by joint             2047
                                   venture

Westdale Mall                      Leasehold by joint venture

Westlake Center                    Leasehold                              2043

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Executive Officers of the Registrant.


The executive officers of the Company as of March 26, 2001 are:

                            Present office and         Date of election         Business or professional
                            position with the          or appointment to        experience during the past
Executive Officer    Age    Company                    present office           five years
-----------------    ---    -------------------        -------------------      -----------------------------
Anthony W. Deering    56    Chairman of the Board,           2/25/97            Chairman of the Board, President and
                            President and                    2/25/93            Chief Executive Officer of the Company;
                            Chief Executive Officer          2/23/95            formerly President and Chief Executive
                                                                                Officer of the Company

Jeffrey H. Donahue    54    Executive Vice-President         12/3/98            Executive Vice-President and Chief Financial
                            and Chief Financial              9/23/93            Officer of the Company; formerly Senior Vice-
                            Officer                                             President and Chief Financial Officer of the
                                                                                Company

Duke S. Kassolis      49    Senior Vice-President             7/1/99            Senior Vice-President and Director, Property
                            and Director, Property           9/23/93            Operations; formerly Senior Vice-President
                            Operations                                          and Director of Office and Mixed-Use
                                                                                Operations of the Company

Douglas A. McGregor   58    Vice Chairman and Chief          12/3/98            Vice Chairman and Chief Operating Officer;
                            Operating Officer                                   formerly Executive Vice-President for
                                                                                Development and Operations of the Company

Robert Minutoli       50    Senior Vice-President            9/23/93            Senior Vice-President and Director of
                            and Director of                  8/17/93            New Business of the Company
                            New Business

Executive Officers of the Registrant.

                            Present office and         Date of election         Business or professional
                            position with the          or appointment to        experience during the past
Executive Officer    Age    Company                    present office           five years
-----------------    ---    -------------------        -------------------      -----------------------------
Robert D. Riedy       55    Senior Vice-President            9/23/93            Senior Vice-President and Director of
                            and Director of Retail           8/17/93            Retail Leasing of the Company
                            Leasing

Alton J. Scavo        54    Senior Vice-President and        9/23/93            Senior Vice-President and Director of
                            Director of the                  8/17/93            the Community Development Division of
                            Community Development                               the Company and General Manager of
                            Division and General                                Columbia
                            Manager of Columbia

Jerome D. Smalley     51    Executive Vice-President         12/3/98            Executive Vice-President - Development;
                            - Development                                       formerly Senior Vice-President and Director
                                                                                of the Commercial and Office Development
                                                                                Division of the Company

Daniel C. Van Epp     46    Senior Vice-President            5/13/99            Senior Vice-President of the Company and
                            of the Company and                                  President of The Howard Hughes Corporation;
                            President of The Howard                             formerly Vice-President, West Coast Community
                            Hughes Corporation                                  Development Division of the Company and
                                                                                Executive Vice-President, The Howard Hughes
                                                                                Corporation

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

Item 6.   Selected Financial Data.
          Information required by Item 6 is incorporated by reference to page 27 of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Information required by Item 7 is incorporated herein by reference to pages 29 through 41 of Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

          Information required by Item 7A is incorporated herein by reference to page 38 of Exhibit 13.

Item 8.   Financial Statements and Supplementary Data.

          Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-3.

          Supplementary data required by Item 8 are incorporated herein by reference to page 28 of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    Part III
                                    --------

The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before April 11, 2001.

                                     III-1

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  1. and 2.  Financial Statements and Schedules:

         Reference is made to the Index to Financial Statements and Schedules on page IV-3.

    (b)  Reports on Form 8-K:

         Current Report on Form 8-K filed January 17, 2001 disclosing that the Company had acquired the voting stock of certain real estate ventures in which the Company held majority financial interests, but only 9% of the voting stock.

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

  (c)  Exhibits required by Item 601 of Regulation S-K, continued

    Exhibit No.
    -----------

        23.1        Consent of KPMG LLP, Independent Auditors

        23.2        Consent of KPMG LLP, Independent Auditors

        24          Power of Attorney

        99          Additional Exhibits:

        99.1        Form 11-K Annual Report of The Rouse Company
                    Savings Plan for the year ended December 31, 2000

        99.2        Factors affecting future operating results

  (d) Separate Financial Statements and Schedules of Subsidiaries not consolidated:

       Reference is made to the Index to Financial Statements and Schedules on page IV-3.

                               The Rouse Company

                  Index to Financial Statements and Schedules

                                                                                                                              Page
                                                                                                                              ----
     Independent Auditors' Report                                                                                             IV-4

     Financial Statements:

          The Rouse Company and Subsidiaries included on pages 2 through 28 of
            Exhibit 13 incorporated herein by reference:

          Consolidated Balance Sheets at December 31, 2000 and 1999
          Consolidated Statements of Operations and Comprehensive Income for the
            Years Ended December 31, 2000, 1999 and 1998
          Consolidated Statements of Changes in Shareholders' Equity for
            the Years Ended December 31, 2000, 1999 and 1998
          Consolidated Statements of Cash Flows for the Years Ended December 31,
            2000, 1999 and 1998
          Notes to Consolidated Financial Statements

     Schedules:

          Real Estate Ventures Owned by The Rouse Company Incentive Compensation Statutory
            Trust and The Rouse Company:

          Independent Auditors' Report                                                                                        IV-5
          Combined Consolidated Balance Sheets at December 31, 2000
            and 1999                                                                                                          IV-6
          Combined Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998                 IV-7
          Combined Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended December 31,
            2000, 1999 and 1998                                                                                               IV-8
          Combined Consolidated Statements of Cash Flows for the Year Ended December 31, 2000, 1999 and 1998                  IV-9
          Notes to Combined Consolidated Financial Statements                                                                 IV-11

          The Rouse Company and Subsidiaries as of December 31, 2000 or for the Years Ended December 31, 2000, 1999 and
            1998:

          Schedule II Valuation and Qualifying Accounts                                                                        IV-21
          Schedule III Real Estate and Accumulated Depreciation                                                                IV-22
          Schedule IV Mortgage Loans on Real Estate                                                                            IV-33

          Real Estate Ventures Owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company
            as of December 31, 2000 or for the Years Ended December 31, 2000, 1999 and 1998:

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

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Shareholders
The Rouse Company:

We have audited the consolidated financial statements of The Rouse Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                   KPMG LLP

Baltimore, Maryland
February 22, 2001

                         INDEPENDENT AUDITORS' REPORT


The Board of Trustees
The Rouse Company Incentive Compensation Statutory Trust and
The Board of Directors
The Rouse Company:

We have audited the combined consolidated financial statements of Real Estate Ventures owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company as listed in the accompanying index. In connection with our audits of the combined consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These combined consolidated financial statements and financial statement schedules are the responsibility of the Ventures' management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Ventures owned by The Rouse Company Incentive Compensation Statutory Trust and The Rouse Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                   KPMG LLP

Baltimore, Maryland
February 22, 2001

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

                     COMBINED CONSOLIDATED BALANCE SHEETS

                          December 31, 2000 and 1999

                                (in thousands)


Assets
Property:                                                                                2000               1999
                                                                                         ----               ----
     Operating properties:

         Property and deferred costs of projects.............................       $   433,389         $   412,757
         Less accumulated depreciation and amortization......................            96,384              80,523
                                                                                    -----------         -----------

                                                                                        337,005             332,234
     Properties in development...............................................            23,582              26,920
     Investment land and land held for development and sale..................           250,510             257,773
                                                                                    -----------         -----------

         Total property......................................................           611,097             616,927
Cash and cash equivalents....................................................                15               7,784
Accounts and notes receivable................................................            64,269              88,549
Deferred income taxes .......................................................            20,264              36,564
Prepaid expenses and other assets ...........................................            75,539              60,039
Investments in and advances to unconsolidated real estate ventures...........           106,892             112,039
                                                                                    -----------         -----------
     Total assets............................................................       $   878,076         $   921,902
                                                                                    ===========         ===========


Liabilities
Debt:

     Borrowings from The Rouse Company.......................................       $   450,710         $   514,792
     Other borrowings .......................................................           326,290             310,103
                                                                                    -----------         -----------
         Total debt..........................................................           777,000             824,895
                                                                                    -----------         -----------
Deferred revenue.............................................................            63,381              73,341
Accounts payable, accrued expenses and other liabilities.....................            38,506              44,281
Redeemable Series A Preferred stock..........................................            50,000              50,000
Commitments and contingencies
Shareholders' equity (deficit)
Common stock.................................................................                 5                   5
Additional paid-in capital...................................................           141,495             141,495
Accumulated deficit..........................................................          (192,311)           (212,115)
                                                                                    -----------         -----------
     Total shareholders' deficit.............................................           (50,811)            (70,615)
                                                                                    -----------         -----------
     Total liabilities and shareholders' deficit.............................       $   878,076         $   921,902
                                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

                COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended December 31, 2000, 1999 and 1998

                                (in thousands)

                                                                                         2000           1999            1998
                                                                                         ----           ----            ----
Revenues:
     Land sales.................................................................     $   214,533    $   192,390    $   165,651
     Rentals and tenant services................................................          74,980         63,684         64,482
     Property management fees...................................................          16,067         16,375         18,254
     Other......................................................................           6,476          8,635          9,481
                                                                                     -----------    -----------    -----------
                                                                                         312,056        281,084        257,868

Cost of land sales and related administration...................................         110,702        111,295         96,948
Other operating expenses, exclusive of provision for bad debts,
     depreciation and amortization..............................................          48,367         46,454         45,347
Interest expense................................................................          62,919         65,039         65,224
Provision for bad debts.........................................................             622            521            232
Depreciation and amortization...................................................          15,804         11,957          9,541
Other provisions and losses, net................................................             ---          2,227             23
                                                                                     -----------    -----------    -----------

     Earnings before income taxes, equity in earnings (losses) of unconsolidated real estate ventures, gains on operating
       properties, net and extraordinary losses.................................          73,642         43,591         40,553

Current income tax provision....................................................          (3,117)        (2,597)        (5,478)
Deferred income tax provision...................................................         (25,033)       (17,096)       (16,582)
Equity in earnings (losses) of unconsolidated real estate ventures .............           3,736         (1,905)         2,164
                                                                                     -----------    -----------    -----------

     Earnings before gains on operating properties, net and
       extraordinary losses.....................................................          49,228         21,993         20,657

Gains on operating properties, net..............................................             ---          2,635         15,879
                                                                                     -----------    -----------    -----------

     Earnings before extraordinary losses.......................................          49,228         24,628         36,536

Extraordinary losses, net.......................................................          13,349            ---          1,127
                                                                                     -----------    -----------    -----------

     Net earnings...............................................................     $    35,879    $    24,628    $    35,409
                                                                                     ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

 COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                 Years ended December 31, 2000, 1999 and 1998

                                (in thousands)

                                                                          Additional
                                                               Common       paid-in     Accumulated
                                                                stock       capital       deficit         Total
                                                              ---------   -----------   -----------    -----------
Balance at December 31, 1997..............................    $       5    $  141,495   $  (265,797)   $  (124,297)

Net earnings..............................................          ---           ---        35,409         35,409
Dividends on common stock.................................          ---           ---        (4,850)        (4,850)
                                                              ---------    ----------   -----------    -----------

Balance at December 31, 1998..............................            5       141,495      (235,238)       (93,738)

Net earnings..............................................          ---           ---        24,628         24,628
Dividends on common stock and other distributions, net....          ---           ---        (1,505)        (1,505)
                                                              ---------    ----------   -----------    -----------

Balance at December 31, 1999..............................            5       141,495      (212,115)       (70,615)

Net earnings..............................................          ---           ---        35,879         35,879
Dividends on common stock and Preferred stock.............          ---           ---       (16,075)       (16,075)
                                                              ---------    ----------   -----------    -----------

Balance at December 31, 2000..............................    $       5    $  141,495   $  (192,311)  $    (50,811)
                                                              =========    ==========   ===========    ===========

The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

                COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 2000, 1999 and 1998

                                (in thousands)

                                                                                     2000          1999            1998
                                                                                     ----          ----            ----
Cash flows from operating activities
Proceeds from land sales....................................................     $   211,569    $   155,702    $   124,152
Rents and other revenues received...........................................         105,540         98,943         98,617
Interest received...........................................................             496            544            479
Land development expenditures...............................................         (80,726)       (72,927)       (82,917)
Operating expenditures......................................................         (70,419)       (71,804)       (84,087)
Interest paid...............................................................         (63,192)       (62,127)       (65,992)
Income taxes paid...........................................................          (5,462)        (2,839)        (2,997)
                                                                                 -----------    -----------    -----------

     Net cash provided (used) by operating activities.......................          97,806         45,492        (12,745)
                                                                                 -----------    -----------    -----------

Cash flows from investing activities
Expenditures for properties in development and improvements to
     existing properties funded by debt.....................................         (30,445)       (87,739)       (74,317)
Expenditures for property acquisitions......................................             ---            ---        (10,054)
Expenditures for improvements to existing properties funded by
     cash provided by operating activities..................................          (2,251)        (4,905)        (3,052)
Proceeds from sales of operating properties.................................             975          6,619         69,063
Expenditures for investments in unconsolidated real estate ventures.........          (4,944)       (93,265)          (912)
Distributions from unconsolidated real estate ventures......................          25,561            ---            ---
Repayments of advances to The Rouse Company, net............................             ---        112,310         19,522
Other.......................................................................              65            ---           (624)
                                                                                 -----------    -----------    -----------

     Net cash used by investing activities..................................         (11,039)       (66,980)          (374)
                                                                                 -----------    -----------    -----------

Cash flows from financing activities
Proceeds from issuance of property debt.....................................             ---         39,752        110,799
Repayments of property debt:
     Scheduled principal payments...........................................          (6,200)        (5,000)        (4,875)
     Other payments.........................................................             ---         (8,803)       (23,834)
Repayments of deed of trust notes...........................................         (76,787)       (28,260)       (18,066)
Borrowings (repayments) of other debt, net..................................           3,403         55,633        (48,939)
Increase (decrease) in bank overdraft.......................................             ---        (17,247)         3,256
Dividends paid and other distributions, net.................................         (16,075)        (1,505)        (4,850)
Other.......................................................................           1,123         (5,298)          (372)
                                                                                 -----------    -----------    -----------

     Net cash provided (used) by financing activities.......................         (94,536)        29,272         13,119
                                                                                 -----------    -----------    -----------

Net change in cash and cash equivalents.....................................          (7,769)         7,784            ---

Cash and cash equivalents at beginning of year..............................           7,784            ---            ---
                                                                                 -----------    -----------    -----------

Cash and cash equivalents at end of year....................................     $        15    $     7,784    $       ---
                                                                                 ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company

           COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                 Years ended December 31, 2000, 1999 and 1998

                                (in thousands)

Reconciliation of Net Earnings to Net Cash
     Provided (Used) by Operating Activities

                                                                                      2000        1999         1998
                                                                                      ----        ----         ----
Net earnings....................................................................   $  35,879    $ 24,628    $  35,409
Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
     Depreciation and amortization..............................................      15,804      11,957        9,541
     Gains on operating properties, net.........................................         ---      (2,635)     (15,879)
     Extraordinary losses, net..................................................      13,349         ---        1,127
     Provision for bad debts....................................................         622         521          232
     Decrease (increase) in:
         Accounts and notes receivable..........................................      23,658        (462)     (43,154)
         Other assets...........................................................       5,609      (4,531)       2,852
     Increase (decrease) in accounts payable, accrued expenses
         and other liabilities..................................................     (16,690)    (15,225)       5,401
     Deferred income taxes......................................................      25,033      17,096       16,582
     Other, net.................................................................      (5,458)     14,143      (24,856)
                                                                                   ---------    --------    ---------

Net cash provided (used) by operating activities................................   $  97,806    $ 45,492    $ (12,745)
                                                                                   =========    ========    =========


Schedule of Noncash Investing and Financing Activities

Debt assumed by purchasers of land..............................................   $   5,089    $ 16,616    $  14,836
Debt assumed in acquisition of other assets.....................................      28,011         ---          ---
Property contributed to unconsolidated real estate ventures.....................      20,232         ---          ---
Debt related to property contributed to unconsolidated real estate ventures:
     Borrowings from The Rouse Company..........................................      12,780         ---          ---
     Other borrowings...........................................................         535         ---          ---
                                                                                   =========    ========    =========

                         Real Estate Ventures Owned by
         The Rouse Company Incentive Compensation Statutory Trust and
                               The Rouse Company
              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998


(1)  Summary of significant accounting policies

(a)  Description of business
Through their subsidiaries and affiliates, the real estate ventures (Ventures) owned by The Rouse Company Incentive Compensation Statutory Trust (Trust) and The Rouse Company (Company) acquire, develop and manage income-producing properties and develop and sell land for residential, commercial and other uses. The income-producing properties consist of retail centers and office and industrial buildings. The retail centers include The Mall in Columbia, a regional shopping center in Columbia, Maryland, and several village centers, in the Columbia area. The office and industrial properties are located in Columbia and Las Vegas, Nevada. Land development and sales operations are predominantly related to large-scale, long-term community development projects in Columbia and Summerlin, Nevada.

(b)  Basis of presentation
The combined consolidated financial statements of the Ventures include the following entities:

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates are inherent in the preparation of the Ventures' financial statements. Actual results could differ from those estimates.

     Effective in the fourth quarter of 2000, the Ventures adopted the Emerging Issues Task Force consensus on Issue 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures (EITF 00-1)." The consensus requires that the proportionate share method of accounting (under which an entity records its share of the assets, liabilities, revenues and expenses of partnerships and other ventures in which it has joint interest and control) be discontinued, except in limited circumstances. As a result of adopting this consensus, the Ventures' share of the net assets of a venture in which they have joint interest and control is carried in investments in and advances to unconsolidated real estate ventures in the balance sheets and their share of net earnings is carried in equity in earnings (losses) of unconsolidated real estate ventures in the statements of operations.

     The adoption of EITF 00-1 affected previously reported balances as follows:

                                                                        1999
                                                                        ----
Decrease in:
   Total property.................................................  $  43,422
   Other assets...................................................      2,257
   Total debt.....................................................    (40,544)
   Other liabilities..............................................       (907)
                                                                    ---------
Net increase in investments in and advances to unconsolidated
   real estate ventures...........................................  $   4,228
                                                                    =========

                                                                                      1999        1998
                                                                                      ----        ----
Decrease in:
     Revenues...................................................................   $  8,931    $  8,712
     Operating expenses, exclusive of depreciation and amortization.............     (3,327)     (3,393)
     Interest expense...........................................................     (3,253)     (3,025)
     Depreciation and amortization..............................................       (977)       (941)
                                                                                   --------    --------
Net increase in equity in earnings (losses) of unconsolidated real
     estate ventures............................................................   $  1,374    $  1,353
                                                                                   ========    ========

     In addition to reclassifications attributable to the adoption of EITF 00-1, certain other amounts for prior years have been reclassified to conform to the presentation for 2000.

     The Ventures were initiated on December 31, 1997, when certain wholly owned subsidiaries of the Company issued 91% of their voting common stock to the Trust, an entity which is neither owned nor controlled by the Company. These sales were made at fair value and as part of the Company's plan to meet the qualifications for status as a Real Estate Investment Trust (REIT). The Company retained the remaining voting stock of the Ventures and holds all outstanding shares of nonvoting common and/or preferred stock and, in certain cases, mortgage loans receivable from the Ventures which, taken together, comprise substantially all (at least 98%) of the financial interest in them. Due to the Company's continuing financial interest in the Ventures, the Ventures retained the Company's historical cost basis of the assets acquired and liabilities assumed on the date of sale of their voting common stock to the Trust.

     Relying on the REIT Modernization Act, the Company negotiated an agreement to reacquire the voting stock of the Ventures owned by the Trust and on January 2, 2001, the Company exchanged 137,928 shares of common stock for the Trust's shares of voting stock in the Ventures. The voting shares acquired by the Company constitute all of the Trust's interests in the Ventures. The fair value of the consideration exchanged was approximately $3.5 million. As a result of this transaction, the Company owns 100% of the voting common stock of the Ventures, and accordingly, the Ventures will be consolidated in the Company's financial statements from the date of the acquisition.

(c)  Property
Properties to be developed or held and used in operations are carried at cost reduced for impairment losses, where appropriate. Properties held for sale are carried at cost reduced for valuation allowances, where appropriate. Acquisition, development and construction costs of properties in development and land development projects are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs. The preconstruction stage of development of an operating property (or an expansion of an existing property) includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. Provisions are made for potentially unsuccessful preconstruction efforts by charges to operations. Development and construction costs and costs of significant improvements, replacements and renovations at operating properties are capitalized, while costs of maintenance and repairs are expensed as incurred.

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

     If events or circumstances indicate that the carrying value of an operating property to be held and used or a land development project may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property or project. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property or project is written down to estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates.

   Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. The net carrying values of operating properties are classified as properties held for sale when the properties are actively marketed for sale. Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale. If active marketing ceases, the properties are reclassified as operating, depreciation is resumed and deferred selling costs, if any, are expensed.

(d)  Sales of property
Gains from sales of operating properties and revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Ventures with the properties sold are met. Gains or revenues relating to transactions which do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. For land sale transactions under terms of which the Ventures are required to perform additional services and incur significant costs after title has passed, revenues and costs of sales are recognized on a percentage of completion basis.

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

     Certain of the land assets of the Ventures are the subject of a Contingent Stock Agreement (Agreement) between the Company and the former owners of the land or their successors (the beneficiaries). Under terms of the Agreement, additional shares of the Company's common stock (or in certain circumstances, Increasing Rate Cumulative Preferred stock) are issuable to the beneficiaries based on the appraised values of four defined groups of acquired assets at specified "termination dates" from 2000 to 2009 and/or cash flows generated from the development and/or sale of those assets prior to the termination dates. The Company has retained full responsibility for its obligations under the Agreement. These obligations are unsecured and have not been guaranteed by the Ventures. Accordingly, the Agreement imposes no direct or contingent liabilities on the Ventures and all related costs or expenses are recognized by the Company.

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

(2)  Property

Operating properties and deferred costs of projects at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                    2000            1999
                                                                    ----            ----
Buildings and improvements...............................       $ 395,709       $ 377,502
Land.....................................................          25,798          26,557
Deferred costs...........................................           9,808           7,773
Furniture and equipment..................................           2,074             925
  Total..................................................       ---------       ---------
                                                                $ 433,389       $ 412,757
                                                                =========       =========

   Depreciation expense for 2000, 1999 and 1998 was $14.4 million, $10.8 million and $8.8 million, respectively, and amortization expense was $1.4 million, $1.2 million and $.7 million, respectively.

   Properties in development include construction and development in progress and preconstruction costs. Construction and development in progress includes land and land improvements of $6.9 million and $.8 million at December 31, 2000 and 1999, respectively.

   Investment land and land held for development and sale at December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                                   2000            1999
                                                                   ----            ----
Land under development...................................        $154,785        $131,854
Finished land............................................          41,109          70,107
Raw land.................................................          54,616          55,812
   Total.................................................        --------        --------
                                                                 $250,510        $257,773
                                                                 ========        ========

(3)  Investments in and advances to unconsolidated real estate ventures

Investments in and advances to unconsolidated real estate ventures at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                     2000          1999
                                                                     ----          ----
Investments in properties consolidated by the Company.......    $   75,956     $   92,076
Investments in other unconsolidated real estate ventures....        30,936         19,963
                                                                ----------     ----------
   Total....................................................    $  106,892     $  112,039
                                                                ==========     ==========

   Investments in properties consolidated by the Company at December 31, 2000 and 1999 consist of limited partnership interests in retail centers, mixed-use properties and office and industrial buildings which are controlled by the Company. These investments are accounted for using the equity method of accounting. In 2000, the Ventures contributed ownership interests in three office properties to a limited partnership controlled by the Company in exchange for a minority interest in that partnership. Additionally, the Venture received capital distributions of $25.6 million from two other limited partnerships and used the proceeds to repay certain loans from the Company. The condensed, combined balance sheets of these partnerships at December 31, 2000 and 1999 and their condensed combined statements of earnings are summarized as follows (in thousands):

                                                           2000          1999
                                                           ----          ----
Total assets, primarily property.....................   $ 630,185     $ 759,183
                                                        =========     =========
Liabilities, primarily long-term debt................   $ 350,974     $ 477,787
Venturers' equity....................................     279,211       281,396
                                                        ---------     ---------
   Total liabilities and venturers' equity...........   $ 630,185     $ 759,183
                                                        =========     =========

                                                                   2000            1999                1998
                                                                   ----            ----                ----
     Revenues.............................................       $121,015         $121,342            $112,209
     Operating and interest expenses......................         82,212           86,111              95,031
     Depreciation and amortization........................         17,877           21,966              13,617
     Other gains (losses), net............................           (702)           6,854                 437
                                                                 --------         --------            --------
          Net earnings....................................       $ 20,224         $ 20,119            $  3,998
                                                                 ========         ========            ========

     The Ventures' share of the net earnings in these partnerships was approximately $1.4 million in 2000 and $.8 million in 1998. In 1999, the Ventures' share of operations in these partnerships was a loss of approximately $.6 million.

          Investments in other unconsolidated real estate ventures consist primarily of partnership interests in retail centers and properties in development. These investments are accounted for using the equity or cost method, as appropriate. The December 31, 2000 and 1999 condensed, combined balance sheets of these partnerships accounted for using the equity method and their condensed, combined statements of earnings are summarized as follows (in thousands):

                                                                   2000            1999
                                                                   ----            ----
     Total assets, primarily property.....................       $ 90,413         $ 88,600
                                                                 ========         ========
     Liabilities, primarily debt..........................       $ 86,308         $ 81,007
     Venturers' equity....................................          4,105            7,593
                                                                 --------         --------
          Total liabilities and venturers' equity.........       $ 90,413         $ 88,600
                                                                 ========         ========

                                                                    2000             1999                1998
                                                                    ----             ----                ----
     Revenues.............................................       $ 21,310         $ 20,378            $ 19,529
     Operating and interest expenses......................         14,636           17,357              14,306
     Depreciation and amortization........................          1,981            1,909               1,812
                                                                 --------         --------            --------
          Net earnings....................................       $  4,693         $  1,112            $  3,411
                                                                 ========         ========            ========

     The Ventures' share of the net earnings in these partnerships was approximately $2.3 million in 2000 and $1.4 million in 1998. In 1999, the Ventures' share of the operations in these partnerships was a loss of $1.3 million.

     (4)  Accounts and notes receivable

     Accounts and notes receivable at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                   2000              1999
                                                                   ----              ----
     Accounts receivable, primarily accrued rents and
       income under tenant leases.........................       $  7,357         $ 11,524
     Notes receivable from sales of operating properties..            994            1,197
     Notes receivable from sales of land..................         56,408           76,417
                                                                 --------         --------
                                                                   64,759           89,138
     Less allowance for doubtful receivables..............            490              589
                                                                 --------         --------
          Total...........................................       $ 64,269         $ 88,549
                                                                 ========         ========

          Accounts and notes receivable due after one year at December 31, 2000 and 1999 were $30.8 million and $47.2 million, respectively.

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

          The Ventures had advances to the Company that were repaid in 1999. Interest on these advances was $2.6 million in 1999 and $9 million in 1998.

     (5)  Pension and postretirement plans

     Substantially all of the employees of the Ventures are eligible to participate in a defined benefit pension plan (the "funded plan") sponsored by the Company. In addition, employees whose defined benefits exceed the limits of the funded plan are eligible to participate in separate, nonqualified unfunded plans sponsored by the Company. Benefits under the pension plans are based on the participants' years of service and compensation. The Ventures reimburse the Company for their share of the annual benefit cost under the plan. The Ventures' pension cost was $1.6 million in 2000 and $3.3 million in 1999 and $2.5 million in 1998.

          Full-time employees of the Ventures who meet minimum age and service requirements are eligible to receive postretirement medical and life insurance benefits under a plan sponsored by the Company. The Ventures reimburse the Company for their share of the annual benefit costs under the plan, which include a portion of the cost of participants' life insurance coverage and contributions (based on years of service) to the cost of participants' medical insurance coverage, subject to a maximum annual contribution. The Ventures' postretirement benefit cost was $.5 million in 2000 and $.6 million in each of 1999 and 1998.

     (6)  Debt

     Debt at December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                              2000      1999
                                                              ----      ----
     Borrowings from the Company:
       Deed of trust notes payable.....................    $279,202   $333,907
       Credit lines....................................      56,441     59,674
       Other loans.....................................     115,067    121,211
                                                           --------   --------
     Mortgages payable - other lenders.................     450,710    514,792
     Other debt........................................     309,446    307,362
          Total........................................      16,844      2,741
                                                           --------   --------
                                                           $777,000   $824,895
                                                           ========   ========

          The deed of trust notes payable to the Company are secured by certain land and operating properties and general assignments of rents. In 2000, the Ventures and the Company modified the terms of one of the notes to provide for payment prior to its scheduled maturity. The modified terms required payment of $37.9 million in December 2000 and the remaining principal in January 2001. The remaining notes are due December 31, 2012, and minimum principal payments, based on a thirty-year amortization schedule, are due quarterly. Specified principal payments are also required when land is released from the deed of trust; however, payments made due to partial releases reduce or offset the required quarterly payments. Notes aggregating $265,264,000 bear interest at 12.25% through December 2001, and at the greater of the prime rate plus 3.75% or 10% thereafter to maturity or repayment. The remaining notes bear interest at 12.25% throughout their terms. Interest on the notes was $39.7 million in 2000, $43.1 million in 1999 and $45.7 million in 1998.

          The Ventures have five separate credit line facilities with the Company that provide for aggregate borrowings of up to $115 million. These facilities may be used for various purposes, including acquisitions, development and other corporate needs, subject to specified terms and conditions. The credit facilities are available to December 31, 2012. Borrowings are secured by deeds of trust on certain land assets. Borrowings under the credit facilities bear interest at 9% through December 2001, and at the greater of the prime rate plus 3.75% or 10% thereafter. Interest on the credit line facilities was $1.4 million in 2000, $4.6 million in 1999 and $1.2 million in 1998.

          Other loans payable to the Company are unsecured and are due at various dates through 2008. The notes bear interest at a variable rate (8.25% at December 31, 2000) which is based on the weighted-average interest rate of certain borrowings of the Company and subsidiaries. Interest on the other loans was $11.4 million in 2000, $9.9 million in 1999 and $6.5 million in 1998.

          The mortgages payable to other lenders are secured by deeds of trust or mortgages on properties and general assignments of rents. This debt matures at various dates through 2017 and, at December 31, 2000, bears interest at a weighted-average effective rate of 7.7%. At December 31, 2000, approximately $193,665,000 of the mortgages were payable to one lender.

          Other debt consists of special improvement district bonds with various maturity dates through February 2020 and bears interest at a weighted-average effective rate of 7.6% at December 31, 2000.

          The annual maturities of debt at December 31, 2000 are summarized as follows (in thousands):

                                        Borrowings
                                         from the        Other
                                         Company      Borrowings       Total
                                         -------      ----------       -----

     2001........................       $147,142       $  13,341    $ 160,483
     2002........................          6,190           6,841       13,031
     2003........................          6,278           6,870       13,148
     2004........................          6,379          28,710       35,089
     2005........................          6,493           7,067       13,560
     Subsequent to 2005..........        278,228         263,461      541,689
                                        --------       ---------    ---------
          Total..................       $450,710       $ 326,290    $ 777,000
                                        ========       =========    =========

          The amount due to the Company in 2001 was paid using the proceeds from borrowings under a line of credit facility obtained in December 2000 and additional borrowings under the credit line facilities with the Company. The credit facility obtained in December 2000 is with a group of lenders and provides for unsecured borrowings of up to $140 million. Advances under the facility bear interest at a variable rate of LIBOR plus 1%. The facility is available to 2003, subject to a one-year renewal option. There were no borrowings under this facility in 2000.

          Total interest costs were $77.1 million in 2000, $82.2 million in 1999 and $80.5 million in 1998, of which $14.2 million, $17.2 million and $15.3 million, respectively, were capitalized.

          In 2000, the Ventures incurred an extraordinary loss of $13.3 million (prepayment penalty of $22.1 million, net of deferred tax benefit of $8.8 million) in connection with the extinguishment of a deed of trust note payable to the Company as discussed above. Proceeds from operating cash flows were used to pay the penalty. In 1998, the Ventures incurred extraordinary losses related to extinguishments of debt held by other lenders prior to scheduled maturity of $1.9 million, less related deferred income tax benefits of $.8 million. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were refinancings of the related properties.

          The carrying amounts of the borrowings from the Company approximate fair value at December 31, 2000 and 1999. The carrying amounts and estimated fair values of the Ventures' other debt at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                          2000                     1999
                                          ----                     ----

                                   Carrying    Estimated    Carrying  Estimated
                                    Amount     Fair Value    Amount   Fair Value
                                    ------     ----------    ------   ----------
     Fixed rate debt...........    $325,144     $328,052    $ 308,407  $ 293,045
     Variable rate debt........       1,146        1,146        1,696      1,696
                                   --------     --------    ---------  ---------
          Total................    $326,290     $329,198    $ 310,103  $ 294,741
                                   ========     ========    =========  =========

          Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of the Ventures' debt obligations at fair value may not be possible and may not be a prudent management decision.

     (7)  Income taxes

     Income tax expense attributable to continuing operations is reconciled to the amount computed by applying the Federal corporate tax rate as follows (in thousands):

                                                            2000      1999       1998
                                                            ----      ----       ----
     Tax at statutory rate on earnings before
       income taxes and extraordinary losses...........   $ 27,164  $ 15,512   $ 20,509
     Increase (decrease) in valuation allowance........       (291)    3,802        952
     State income taxes, net of Federal income
       tax benefit and valuation allowance
       attributable to state taxes.....................      1,277       379        599
                                                          --------  --------   --------
     Income tax expense................................   $ 28,150  $ 19,693   $ 22,060
                                                          ========  ========   ========

     The net deferred tax asset at December 31, 2000 and 1999 is summarized as follows (in thousands):
                                                             2000        1999
                                                             ----        ----

     Total deferred tax assets...........                 $ 58,613     $ 70,093
     Total deferred tax liabilities......                  (33,886)     (28,775)
     Valuation allowance.................                   (4,463)      (4,754)
                                                          --------     --------
          Net deferred tax asset.........                 $ 20,264     $ 36,564
                                                          ========     ========

          The tax effects of temporary differences and loss carryforwards included in the net deferred tax asset at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                              2000       1999
                                                              ----       ----
     Property, primarily differences in depreciation and
        amortization, the tax basis of land assets and
        treatment of interest and certain other costs...   $ (13,123)  $  7,411
     Operating loss and tax credit carryforwards........      29,954     26,031
     Other..............................................       3,433      3,122
                                                           ---------   --------
        Total...............................               $  20,264   $ 36,564
                                                           =========   ========

          The net operating losses carried forward from December 31, 2000 for Federal income tax purposes aggregate approximately $91.8 million. The loss carryforwards will begin to expire in 2005.

          As indicated above, the deferred tax assets relate primarily to differences in the book and tax bases of property (particularly land assets) and to operating loss carryforwards for Federal income tax purposes. A valuation allowance has been established due to the uncertainty of realizing certain operating loss carryforwards. Based on projections of future taxable income, management believes that it is more likely than not that the deferred tax assets, net of the valuation allowance, will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term, however, if estimates of future taxable income are reduced.

     (8)  Other provisions and losses, net

     In 1999, other provisions and losses, net consisted primarily of the Ventures' share of the costs of the Company's consolidation of the management and administration of its Retail Operations and Office and Mixed-Use Operations divisions into a single Property Operations Division, integration of certain operating, administrative, and support functions of the Hughes Division into other divisions and adoption of a voluntary early retirement program in which employees who met certain criteria were eligible to participate.

     (9)  Gains on operating properties, net

     The net gain on operating properties in 1999 relates primarily to the sale of two office/industrial buildings. The net gain on operating properties in 1998 relates primarily to sales of a hotel property and two office/industrial buildings.

     (10) Series A Preferred Stock

     Howard Hughes Properties, Inc. (HHPI) has issued 25,000 shares of Series A Preferred stock to the Company. The shares have a liquidation preference of $2,000 per share and earn dividends at an annual rate of 9.9% of the liquidation preference. Dividends are cumulative, however, no dividends were paid during 1999 or 1998. Cumulative dividends through December 31, 2000 of $14.9 million were paid in 2000. At the option of the Company, the shares are redeemable at any time to December 31, 2017 at a price of $2,000 per share.

     (11) Leases

     The Ventures, as lessee, have entered into operating leases expiring at various dates through 2062. Rents under such leases aggregated $.5 million in each of 2000, 1999 and 1998. In addition, real estate taxes, insurance and maintenance expenses are obligations of the Ventures. Minimum rent payments due under operating leases in effect at December 31, 2000 are summarized as follows (in thousands):

               2001................................     $    487
               2002................................          451
               2003................................          280
               2004................................          260
               2005................................          258
               Subsequent to 2005..................       14,611
                                                        --------
                    Total..........................     $ 16,347
                                                        ========

          Space in the Ventures' operating properties is leased to tenants under operating leases. In addition to minimum rents, the majority of the retail center leases provide for percentage rents when the tenants' sales volumes exceed stated amounts, and the majority of the retail center and office leases provide for other rents which reimburse the Ventures for certain of their operating expenses. Rents from tenants are summarized as follows (in thousands):

                                                    2000      1999       1998
                                                    ----      ----       ----
     Minimum rents.......................       $  53,437  $ 45,229   $  42,110
     Percentage rents....................             901       805         734
     Other rents.........................          20,642    17,650      21,638
                                                ---------  --------   ---------
          Total..........................       $  74,980  $ 63,684   $  64,482
                                                =========  ========   =========

          Minimum rents to be received from tenants under operating leases in effect at December 31, 2000 are summarized as follows (in thousands):

               2001.......................................         $ 52,299
               2002.......................................           46,565
               2003.......................................           41,478
               2004.......................................           32,279
               2005.......................................           23,489
               Subsequent to 2005.........................           74,837
                                                                   --------
                    Total.................................         $270,947
                                                                   ========

     (12)  Other transactions with The Rouse Company

     Under an informal agreement, the Company provides various services to the Ventures, including accounting, data processing, legal, leasing, finance, and other administrative and support functions. The Ventures reimburse the Company for the cost of these services, determined in accordance with the Company's established cost accounting practices. Under terms of a license agreement, the Ventures paid the Company fees of $.5 million in each of 2000 and 1999 and $1.0 million in 1998, in consideration for the right to use the Company's name in their property management operations. The fee under the license agreement is determined annually based on various operating factors. Operating expenses for 2000, 1999 and 1998 include license fees and service cost reimbursements to the Company of approximately $12.1 million, $8.8 million and $8.3 million, respectively. The Ventures also reimburse the Company for costs of any services it provides with respect to development of operating properties. These costs were approximately $2.0 million, $2.1 million and $2.2 million in 2000, 1999 and 1998, respectively, and related primarily to development of an expansion of a regional shopping center and new office buildings in Columbia and Summerlin.

     (13)  Other commitments and contingencies

     Commitments for the construction and development of properties in the ordinary course of business and other commitments not set forth elsewhere amount to approximately $15.6 million at December 31, 2000.

          Certain of the Ventures have guaranteed payment of the Company's obligations under a credit facility with a group of lenders, subject to various terms and conditions. At December 31, 2000, outstanding borrowings by the Company under the facility were $198 million.

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

                                                                     Schedule II
                                                                     -----------

                      THE ROUSE COMPANY AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                 Years ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                                Additions
                                                                     -------------------------------
                                                        Balance at      Charged to      Charged to                    Balance at
                                                        beginning       costs and         other                         end of
                  Descriptions                           of year         expenses        accounts     Deductions         year
                  ------------                        -------------- --------------- ---------------  ----------      ----------
Year ended December 31, 2000:
     Allowance for doubtful receivables               $      23,570   $       6,683   $         ---   $     7,645 (1) $     22,608
                                                      =============   =============   =============   ===========     ============
     Preconstruction reserve                          $       5,247   $       4,691   $         ---   $     2,362 (3) $      7,576
                                                      =============   =============   =============   ===========     ============

Year ended December 31, 1999:
     Allowance for doubtful receivables               $      19,014   $       7,972   $         ---   $     3,416 (1) $     23,570
                                                      =============   =============   =============   ===========     ============
     Preconstruction reserve                          $      15,908   $         ---   $         ---   $    10,661 (3) $      5,247
                                                      =============   =============   =============   ===========     ============
Year ended December 31, 1998:
     Allowance for doubtful receivables               $      20,749   $       7,042   $         ---   $     8,777 (1) $     19,014
                                                      =============   =============   =============   ===========     ============
     Valuation allowance - properties held for sale   $      37,952   $         ---   $         ---   $    37,952 (2) $        ---
                                                      =============   =============   =============   ===========     ============
     Preconstruction reserve                          $      17,351   $       1,700   $         ---   $     3,143 (3) $     15,908
                                                      =============   =============   =============   ===========     ============

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

                                                                    Schedule III
                                                                    ------------

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

                                (in thousands)

                                                           Costs capitalized subsequent          Gross amount at which carried
                               Initial cost to Company             to acquisition                      at close of period
                             --------------------------   --------------------------------  ---------------------------------------

                                            Buildings                                                     Buildings
                                               and                                                           and
                       Encum-               Improve-        Improve-        Carrying                     Improvements
    Description        brances     Land      ments           ments       costs (note 2)       Land         (note 3)        Total
    -----------        -------     ----      -----           -----       --------------       ----         --------        -----
Operating Properties:

Pioneer Place           $134,720  $  2,813  $       --    $   172,383    $         --      $    2,813   $    172,383     $  175,196
Mixed-Use Project
Portland, OR

Fashion Show              71,118    35,036     120,347         12,691              --          35,036        133,038        168,074
Retail Center
Las Vegas, NV

Exton Square              94,379     4,979          --        160,931              --           4,979        160,931        165,910
Retail Center
Exton, PA

South Street Seaport      54,191        --          --        153,145              --              --        153,145        153,145
Retail Center
New York, NY

Arizona Center            85,179        98          --        151,697              --              98        151,697        151,795
Mixed-Use Project
Phoenix, AZ

Woodbridge Center        128,646    26,301          --        120,061              --          26,301        120,061        146,362
Retail Center
Woodbridge, NJ

Fashion Place            114,297    19,379     119,715          1,675              --          19,379        121,390        140,769
Retail Center
Salt Lake City, UT

Beachwood Place          116,473    10,673          --        128,994              --          10,673        128,994        139,667
Retail Center
Cleveland, OH

Oviedo Marketplace        70,000     9,594          --        128,604              --           9,594        128,604        138,198
Retail Center
Orlando, FL

Owings Mills              61,000    21,639          --        115,747              --          21,639        115,747        137,386
Retail Center
Baltimore, MD

                                                                               Life on
                         Accumulated         Date of                         which depre-
                         depreciation       completion                        ciation in
                                                                                latest
                             and                of             Date         income state-
    Description          amortization      construction      acquired      ment is computed
    -----------          ------------      ------------      --------      ----------------
Operating Properties:

Pioneer Place           $     32,054            03/90           N/A             Note 8
Mixed-Use Project
Portland, OR

Fashion Show                  15,131            03/81         06/96             Note 8
Retail Center
Las Vegas, NV

Exton Square                  14,870            03/73           N/A             Note 8
Retail Center
Exton, PA

South Street Seaport          33,642            07/83           N/A             Note 8
Retail Center
New York, NY

Arizona Center                39,533            07/83           N/A             Note 8
Mixed-Use Project
Phoenix, AZ

Woodbridge Center             33,387            03/71           N/A             Note 8
Retail Center
Woodbridge, NJ

Fashion Place                  4,536            03/72         10/98             Note 8
Retail Center
Salt Lake City, UT

Beachwood Place               14,429            08/78           N/A             Note 8
Retail Center
Cleveland, OH

Oviedo Marketplace             7,392            03/98           N/A             Note 8
Retail Center
Orlando, FL

Owings Mills                  16,990            07/86           N/A             Note 8
Retail Center
Baltimore, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

                                (In thousands)

                                                               Costs capitalized subsequent   Gross amount at which carried
                                      Initial cost to Company         to acquisition                at close of period
                                      ------------------------  ----------------------------  ----------------------------------

                                                   Buildings                                            Buildings
                                                      and                                                  and
                               Encum-               Improve-   Improve-      Carrying                  Improvements
     Description               brances     Land      ments      ments      costs (note 2)     Land        (note 3)       Total
     -----------               -------     ----     ---------  --------   ---------------    -------      --------       -----
Moorestown Mall                 $60,060     $13,549   $ 65,596    $ 44,432        $--         $13,549     $110,028      $123,577
Retail Center
Moorestown, NJ

Westlake Center                  71,000      10,582         --     100,819         --          10,582      100,819       111,401
Mixed-Use Project
Seattle, WA

The Gallery at Harborplace       95,170       6,648         --     104,649         --           6,648      104,649       111,297
Mixed-Use Project
Baltimore, MD

Mall St. Matthews                69,458          --         --     107,552         --              --      107,552       107,552
Retail Center
Louisville, KY

Paramus Park                     72,000      13,476         --      87,832         --          13,476       87,832       101,308
Retail Center
Paramus, NJ

Bayside Marketplace              74,105          --         --      97,850         --              --       97,850        97,850
Retail Center
Miami, FL

Faneuil Hall Marketplace         52,330          --         --      84,768         --              --       84,768        84,768
Retail Center
Boston, MA

Governor's Square                68,949          --         --      81,906         --              --       81,906        81,906
Retail Center
Tallahassee, FL

Plymouth Meeting                 33,829         702         --      76,745         --             702       76,745        77,447
Retail Center
Plymouth Meeting, PA

Oakwood Center                   52,478      15,938         --      61,480         --          15,938       61,480        77,418
Retail Center
Gretna, LA

Augusta Mall                     58,103       4,697         --      70,642         --           4,697       70,642        75,339
Retail Center
Augusta, GA



                                                                                  Life on
                                   Accumulated       Date of                    which depre-
                                  depreciation     completion                 ciation in latest
                                      and              of           Date        income state-
     Description                  amortization    construction    acquired     ment is computed
     -----------                  ------------    ------------    --------    ------------------
Moorestown Mall                   $      6,006        03/63         12/97           Note 8
Retail Center
Moorestown, NJ

Westlake Center                         28,220        10/88          N/A            Note 8
Mixed-Use Project
Seattle, WA

The Gallery at Harborplace              27,356        09/87          N/A            Note 8
Mixed-Use Project
Baltimore, MD

Mall St. Matthews                       23,359        03/62          N/A            Note 8
Retail Center
Louisville, KY

Paramus Park                            15,099        03/74          N/A            Note 8
Retail Center
Paramus, NJ

Bayside Marketplace                     20,829        04/87          N/A            Note 8
Retail Center
Miami, FL

Faneuil Hall Marketplace                13,126        08/76          N/A            Note 8
Retail Center
Boston, MA

Governor's Square                       10,968        08/79          N/A            Note 8
Retail Center
Tallahassee, FL

Plymouth Meeting                        14,312        02/66          N/A            Note 8
Retail Center
Plymouth Meeting, PA

Oakwood Center                          12,589        10/82          N/A            Note 8
Retail Center
Gretna, LA

Augusta Mall                             9,744        08/78          N/A            Note 8
Retail Center
Augusta, GA

                       THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

                                (in thousands)

                                                                   Costs capitalized subsequent       Gross amount at which carried
                                        Initial cost to Company          to acquisition                        at close of period
                                      -------------------------------------------------------     ----------------------------------
                                                     Buildings                                               Buildings
                                                        and                                                     and
                              Encum-                 Improve-       Improve-      Carrying                  Improvements
Description                   brances      Land        ments         ments     costs (note 2)       Land      (note 3)     Total
----------------------------  --------  ----------  -----------    ----------  --------------     --------  ------------   -----
Cherry Hill Mall              $ 76,429  $   14,767  $        --    $   59,161  $          --      $ 14,767  $     59,161 $  73,928
Retail Center
Cherry Hill, NJ

Riverwalk                       11,288          --           --        71,745              --           --        71,745    71,745
Retail Center
New Orleans, LA

Hulen Mall                      62,509       7,575           --        63,116              --        7,575        63,116    70,691
Retail Center
Ft. Worth, TX

Echelon Mall                    57,171       6,160           --        63,152              --        6,160        63,152    69,312
Retail Center
Voorhees, NJ

Harborplace                     34,981          --           --        58,023              --           --        58,023    58,023
Retail Center
Baltimore, MD

Blue Cross & Blue Shield        26,581       1,000           --        44,269              --        1,000        44,269    45,269
Building I
Office Building
Baltimore, MD

3800 Howard Hughes Parkway      37,869       3,622       38,438         2,649              --        3,622        41,087    44,709
Office Building/Industrial
Las Vegas, NV

The Jacksonville Landing            --          --           --        34,970              --           --        34,970    34,970
Retail Center
Jacksonville, FL

Village of Cross Keys           14,489         925           --        30,435              --          925        30,435    31,360
Mixed-Use Project
Baltimore, MD

Westdale Mall                   23,033         653       30,495           103              --          653        30,598    31,251
Retail Center
Cedar Rapids, IA


                                                                              Life on
                                                                            which depre-
                                    Accumulated     Date of                  ciation in
                                    depreciation   completion                  latest
                                        and            of         Date     income state-
Description                         amortization  construction  acquired  ment is computed
-------------------------------     ------------  ------------  --------  ----------------

Cherry Hill Mall                    $     20,263     10/61         N/A         Note 8
Retail Center
Cherry Hill, NJ

Riverwalk                                 14,247     08/86         N/A         Note 8
Retail Center
New Orleans, LA

Hulen Mall                                12,512     08/77         N/A         Note 8
Retail Center
Ft. Worth, TX

Echelon Mall                              12,985     09/70         N/A         Note 8
Retail Center
Voorhees, NJ

Harborplace                               11,154     07/80         N/A         Note 8
Retail Center
Baltimore, MD

Blue Cross & Blue Shield                  12,242     07/89         N/A         Note 8
Building I
Office Building
Baltimore, MD

3800 Howard Hughes Parkway                 9,014     11/86        06/96        Note 8
Office Building/Industrial
Las Vegas, NV

The Jacksonville Landing                  14,418     06/87         N/A         Note 8
Retail Center
Jacksonville, FL

Village of Cross Keys                      9,537     09/65         N/A         Note 8
Mixed-Use Project
Baltimore, MD

Westdale Mall                                551     07/79        10/98        Note 8
Retail Center
Cedar Rapids, IA

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

                                (in thousands)

                                                                           Costs capitalized
                                                                               subsequent          Gross amount at which carried
                                             Initial cost to Company        to acquisition             at close of period
                                            -------------------------    ---------------------    ------------------------------

                                                          Buildings                                       Buildings
                                                             and                     Carrying                and
                                    Encum-                 Improve-       Improve-    costs              Improvements
        Description                 brances      Land        ments         ments     (note 2)     Land     (note 3)     Total
        -----------                 --------  ----------  -----------    ----------  ---------    -----  ------------   ------
3773 Howard Hughes Parkway          $21,672      $1,739      $22,625       $ 3,496         --     1,739        26,121   27,860
Office Building
Las Vegas, NV

Alexander & Alexander                17,216       1,000           --        26,728         --     1,000        26,728   27,728
Building II
Office Building
Baltimore, MD

Hunt Valley 75                       16,473       8,136       14,187         3,795         --     8,136        17,982   26,118
Office Building
Baltimore, MD

3960 Howard Hughes Parkway           23,585         800           --        24,894         --       800        24,894   25,694
Office Building
Las Vegas, NV

The Gallery at Market East               --          --           --        24,693         --        --        24,693   24,693
Retail Center
Philadelphia, PA

Mondawmin Mall                        2,203       2,251           --        18,509         --     2,251        18,509   20,760
Retail Center
Baltimore, MD

Blue Cross & Blue Shield              9,697       1,000           --        16,413         --     1,000        16,413   17,413
Building II
Office Building
Baltimore, MD

3753 / 3763 Howard Hughes            10,445       3,844       12,018           738         --     3,844        12,756   16,600
 Parkway
Office Building
Las Vegas, NV

Alexander & Alexander                10,327         650           --        15,728         --       650        15,728   16,378
Building I
Office Building
Baltimore, MD

Senate Plaza                         15,207       2,284       13,319           361         --     2,284        13,680   15,964
Office Building
Camp Hill, PA

                                                                           Life on
                                 Accumulated    Date of                  which depre-
                                depreciation   completion             ciation in latest
                                    and            of         Date      income state-
        Description             amortization  construction  acquired   ment is computed
        -----------             ------------  ------------  --------  -----------------
3773 Howard Hughes Parkway         3,267         11/95        6/96        Note 8
Office Building
Las Vegas, NV

Alexander & Alexander              8,119         09/87        N/A         Note 8
Building II
Office Building
Baltimore, MD

Hunt Valley 75                       815         07/84       12/98        Note 8
Office Building
Baltimore, MD

3960 Howard Hughes Parkway         1,792          4/98        6/96        Note 8
Office Building
Las Vegas, NV

The Gallery at Market East         8,196         08/77        N/A         Note 8
Retail Center
Philadelphia, PA

Mondawmin Mall                     8,351         01/78        N/A         Note 8
Retail Center
Baltimore, MD

Blue Cross & Blue Shield           4,172         08/90        N/A         Note 8
Building II
Office Building
Baltimore, MD

3753 / 3763 Howard Hughes          1,903         10/91        6/96        Note 8
 Parkway
Office Building
Las Vegas, NV

Alexander & Alexander              5,800         11/88        N/A         Note 8
Building I
Office Building
Baltimore, MD

Senate Plaza                       2,048         07/72       12/98        Note 8
Office Building
Camp Hill, PA

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

                                (in thousands)


                                                                   Costs capitalized subsequent       Gross amount at which carried
                                        Initial cost to Company           to acquisition                    at close of period
                                      -------------------------    ------------------------------     -----------------------------

                                                     Buildings                                            Buildings
                                                        and                                                  and
                              Encum-                 Improve-     Improve-       Carrying                 Improvements
Description                   brances      Land        ments      ments       costs (note 2)    Land        (note 3)         Total
-----------                   -------      ----        -----      -----       --------------    ----        --------         -----
Tampa Bay Center               $20,530     $11,281      $    --   $   4,024    $      --       $11,281         $ 4,024      $ 15,305
Retail Center
Tampa, FL

Centerpointe                     6,685       3,855       11,302         128           --         3,855          11,430        15,285
Office Building
Baltimore, MD

3930 Howard Hughes Parkway       5,400       3,108       11,279         410           --         3,108          11,689        14,797
Office Building
Las Vegas, NV

Canyon Center C&D                  153       1,723           --      12,853           --         1,723          12,853        14,576
Office Building/Industrial
Las Vegas, NV

Canyon Center                   12,228       2,081        7,161       5,255           --         2,081          12,416        14,497
Office Building
Las Vegas, NV

Schilling Plaza South            5,921       5,000        7,402       1,286           --         5,000           8,688        13,688
Office Building
Baltimore, MD

Schilling Plaza North            7,498       4,470        8,059         908           --         4,470           8,967        13,437
Office Building
Baltimore, MD

3980 Howard Hughes Parkway      10,226         879        5,583       6,193                        879          11,776        12,655
Office Building                                                                       --
Las Vegas, NV

Crossing Business                8,276       2,842        1,416       8,257           --         2,842           9,673        12,515
Center Phase III
Office Building
Las Vegas,  NV

Inglewood Office II              5,935       2,233        7,304         879           --         2,233           8,183        10,416
Office Building
Prince George's County, MD

                                                                              Life on
                                Accumulated        Date of                   which depre-
                                depreciation     completion                 ciation in latest
                                    and              of            Date      income state-
Description                     amortization     construction    acquired    ment is computed
-----------                     ------------     ------------    --------    ----------------
Tampa Bay Center                $ 1,316             08/76          N/A         Note 8
Retail Center
Tampa, FL

Centerpointe                        426             07/87         12/98        Note 8
Office Building
Baltimore, MD

3930 Howard Hughes Parkway        2,512             12/94         06/96        Note 8
Office Building
Las Vegas, NV

Canyon Center C&D                 1,807             06/98         06/96        Note 8
Office Building/Industrial
Las Vegas, NV

Canyon Center                     1,500             03/98         06/96        Note 8
Office Building
Las Vegas, NV

Schilling Plaza South               457             07/87         12/98        Note 8
Office Building
Baltimore, MD

Schilling Plaza North               302             07/80         12/98        Note 8
Office Building
Baltimore, MD

3980 Howard Hughes Parkway        1,348             04/97         06/96        Note 8
Office Building
Las Vegas, NV

Crossing Business                 1,558             09/96         06/96        Note 8
Center Phase III
Office Building
Las Vegas,  NV

Inglewood Office II                 567             07/86         12/98        Note 8
Office Building
Prince George's County, MD

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

                                (in thousands)

                                                                   Costs capitalized subsequent       Gross amount at which carried
                                        Initial cost to Company          to acquisition                    at close of period
                                      -------------------------    ------------------------------     -----------------------------

                                                     Buildings                                            Buildings
                                                        and                                                  and
                              Encum-                 Improve-     Improve-       Carrying                 Improvements
Description                   brances      Land        ments       ments      costs (note 2)    Land        (note 3)         Total
-----------                   -------      ----        -----       -----      --------------    ----        --------         -----
201 International Circle      $3,905      $5,464       $3,763    $  647          $       --    $5,464       $4,410         $ 9,874
Office Building
Baltimore, MD

Crossing Business              7,343       1,326        7,951       494                  --     1,326        8,445           9,771
Center Phase I
Office Building
Las Vegas, NV

3770 Howard Hughes Parkway     5,263         691        8,010       856                  --       691        8,866           9,557
Office Building
Las Vegas, NV

Riverspark 2/Building 2        1,435       2,783        6,594        --                  --     2,783        6,594           9,377
Office Building/Industrial
Columbia, MD

Inglewood Office Center I      4,904       2,245        5,867     1,068                  --     2,245        6,935           9,180
Office Building
Prince George's County, MD

Metro Plaza                       --         202           --     8,736                  --       202        8,736           8,938
Retail Center
Baltimore, MD

Riverspark Building B          2,148       2,117        2,545     3,940                  --     2,117        6,485           8,602
Industrial Building
Columbia, MD

10190 Covington Cross          6,880       1,257          398     6,595                  --     1,257        6,993           8,250
Office Building
Las Vegas, NV

USA Group                      6,897       1,197        4,880     1,452                  --     1,197        6,332           7,529
Office Building / Industrial
Las Vegas, NV

Crossing Business              5,513         357        7,071        --                  --       357        7,071           7,428
Center Phase II
Office Building / Industrial
Las Vegas, NV

                                                                              Life on
                                Accumulated        Date of                   which depre-
                                depreciation     completion                 ciation in latest
                                    and              of            Date      income state-
Description                     amortization     construction    acquired    ment is computed
-----------                     ------------     ------------    --------    ----------------
201 International Circle         $    201             07/82        12/98         Note 8
Office Building
Baltimore, MD

Crossing Business                   1,161             12/94        06/96         Note 8
Center Phase I
Office Building
Las Vegas, NV

3770 Howard Hughes Parkway          2,060             10/90        06/96         Note 8
Office Building
Las Vegas, NV

Riverspark 2/Building 2               298             07/87        12/98         Note 8
Office Building/Industrial
Columbia, MD

Inglewood Office Center I             501             07/82        12/98         Note 8
Office Building
Prince George's County, MD

Metro Plaza                         4,259             N/A          12/82         Note 8
Retail Center
Baltimore, MD

Riverspark Building B                  95            7/85          12/98         Note 8
Industrial Building
Columbia, MD

10190 Covington Cross                 671           12/97          06/96         Note 8
Office Building
Las Vegas, NV

USA Group                             453           11/98          06/96         Note 8
Office Building / Industrial
Las Vegas, NV

Crossing Business                     813           12/95          06/96         Note 8
Center Phase II
Office Building / Industrial
Las Vegas, NV

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2000

                                (in thousands)

                                                                          Costs capitalized subsequent
                                              Initial cost to Company             to acquisition
                                              -----------------------     -----------------------------

                                                            Buildings
                                                               and
                                   Encum-                   Improve-        Improve-      Carrying
           Description            brances        Land         ments          ments     costs (note 2)
           -----------            -------        ----         -----          -----     --------------
Inglewood Tech IV                $    1,543   $    2,576   $    3,365      $      846    $      --
Industrial Building
Prince George's County, MD

Canyon Business Center Phase V           99        1,188           --           5,587           --
Office Building / Industrial
Las Vegas, NV

Raytheon                                169          422        6,134              --           --
Office Building / Industrial
Las Vegas, NV

Plaza East                            4,453          910        5,297              34           --
Office Building / Industrial
Las Vegas, NV

Inglewood Tech V                      4,060        2,736        3,494              --           --
Industrial Building
Prince George's County, MD

First National Bank Plaza             4,928           --           --           6,149           --
Office Building
Mt. Prospect, IL

Hunt Valley 49                        3,392        1,718        3,892             357           --
Industrial Building
Baltimore, MD

Plaza West                            4,279          195        5,360             122           --
Office Building / Industrial
Las Vegas, NV


Other properties and related
investments less than
5% of total                          62,900       54,171       70,822          61,310           --
                                 ------------------------------------     -------------------------

Total Operating Properties        2,321,623      371,537      641,689       2,765,967           --
                                 ------------------------------------     -------------------------

                                     Gross amount at which carried
                                           at close of period
                                -------------------------------------
                                                                                                                  Life on
                                              Buildings                Accumulated      Date of                which depre-
                                                 and                   depreciation   completion             ciation in latest
                                             Improvements                   and           of         Date      income state-
                                    Land       (note 3)      Total     amortization  construction  acquired   ment is computed
                                    ----       --------      -----     ------------  ------------  --------   ----------------
Inglewood Tech IV                $    2,576   $    4,211   $    6,787   $      282      07/86        12/98         Note 8
Industrial Building
Prince George's County, MD

Canyon Business Center Phase V        1,188        5,587        6,775          915      03/98        06/96         Note 8
Office Building / Industrial
Las Vegas, NV

Raytheon                                422        6,134        6,556          739      11/92        06/96         Note 8
Office Building / Industrial
Las Vegas, NV

Plaza East                              910        5,331        6,241          695      12/93        06/96         Note 8
Office Building / Industrial
Las Vegas, NV

Inglewood Tech V                      2,736        3,494        6,230          267      07/86        12/98         Note 8
Industrial Building
Prince George's County, MD

First National Bank Plaza                --        6,149        6,149        2,140      07/81          N/A         Note 8
Office Building
Mt. Prospect, IL

Hunt Valley 49                        1,718        4,249        5,967          146      02/82        12/98         Note 8
Industrial Building
Baltimore, MD

Plaza West                              195        5,482        5,677          723      11/95        06/96         Note 8
Office Building / Industrial
Las Vegas, NV


Other properties and related
investments less than
5% of total                          54,171      132,132      186,303       24,891
                                ----------------------------------------------------

Total Operating Properties          371,537    3,407,656    3,779,193      608,061
                                ----------------------------------------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2000

                                (in thousands)

                                                                    Costs capitalized subsequent    Gross amount at which carried
                                         Initial cost to Company           to acquisition                 at close of period
                                        -------------------------  ------------------------------  -------------------------------

                                                    Buildings                                                 Buildings
                                                       and                                                       and
                                 Encum-             Improve-        Improve-        Carrying                 Improvements
        Description              brances    Land      ments          ments        costs (note 2)      Land     (note 3)     Total
        -----------              -------    ----      -----          -----        --------------      ----     --------     -----
Properties in Development:

Fashion Show Expansion           $    --  $ 23,539  $     --        $ 48,401         $      --      $ 23,539   $ 48,401   $ 71,940
Expansion of Retail Center
Las Vegas, NV

Arizona Center                    12,800    13,893        --              --                --        13,893         --     13,893
Developed/Developable Land
Under Master Lease
Phoenix, AZ

Paramus Park Expansion                --        --        --           8,328                --            --      8,328      8,328
Expansion of Retail Center
Paramus, NJ

La Cantera Center                     --        --        --           4,395                --            --      4,395      4,395
New Retail Center
San Antonio, TX

Fashion Place Expansion               --        --        --           3,384                --            --      3,384      3,384
Expansion of Retail Center
Salt Lake City, UT

Exton Square Expansion                --        --        --           3,272                --            --      3,272      3,272
Expansion of Retail Center
Exton, PA

Summerlin Town Center                 --        --        --           1,450                --            --      1,450      1,450
New Retail Center
Summerlin, NV

Pre-Construction Costs -              --        --        --           8,873                --            --      8,873      8,873
Various Projects

Pre-Construction Reserve              --        --        --          (5,226)               --            --     (5,226)    (5,226)

Other projects less than 5%
of total                              --     2,786        --           2,148                --         2,786      2,148      4,934
                             -------------------------------        --------------------------      ------------------------------

Total Properties
in Development                    12,800    40,218        --          75,025                --        40,218     75,025    115,243
                             -------------------------------        --------------------------      ------------------------------


                                                                                       Life on
                                                                                     which depre-
                                       Accumulated                                    ciation in
                                       depreciation       Date of                       latest
                                           and         completion of     Date      income statement
           Description                 amortization    construction    acquired       is computed
           -----------                 ------------    ------------    --------       -----------
Properties in Development:

Fashion Show Expansion                     N/A              N/A           N/A              N/A
Expansion of Retail Center
Las Vegas, NV

Arizona Center                             N/A              N/A           N/A              N/A
Developed/Developable Land
Under Master Lease
Phoenix, AZ

Paramus Park Expansion                     N/A              N/A           N/A              N/A
Expansion of Retail Center
Paramus, NJ

La Cantera Center                          N/A              N/A           N/A              N/A
New Retail Center
San Antonio, TX

Fashion Place Expansion                    N/A              N/A           N/A              N/A
Expansion of Retail Center
Salt Lake City, UT

Exton Square Expansion                     N/A              N/A           N/A              N/A
Expansion of Retail Center
Exton, PA

Summerlin Town Center                      N/A              N/A           N/A              N/A
New Retail Center
Summerlin, NV

Pre-Construction Costs -                   N/A              N/A           N/A              N/A
Various Projects

Pre-Construction Reserve                   N/A              N/A           N/A              N/A

Other projects less than 5% of total       N/A              N/A           N/A              N/A

Total Properties
in Development


                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2000

                                (in thousands)

                                                                   Costs capitalized subsequent     Gross amount at which carried
                                        Initial cost to Company           to acquisition                  at close of period
                                        -----------------------    ----------------------------    --------------------------------

                                                      Buildings                                              Buildings
                                                         and                                                    and
                                Encum-                Improve-      Improve-       Carrying                 Improvements
        Description             brances       Land      ments        ments       costs (note 2)      Land     (note 3)     Total
        -----------             -------       ----      -----        -----       --------------      ----     --------     -----
Property Held for Sale :

Hunt Valley 72               $    3,042     $  1,250   $  3,298     $       --      $      --      $  1,250  $    3,298  $    4,548
Industrial Building
Baltimore, MD


                                                                            --             --
                             ----------------------------------    ----------------------------    --------------------------------

Total                        $2,337,465     $413,005   $644,987     $2,840,992      $      --      $413,005  $3,485,979  $3,898,984
                             ==================================    ============================    ================================


                                                                                       Life on
                                                                                     which depre-
                                       Accumulated                                    ciation in
                                       depreciation       Date of                       latest
                                           and         completion of     Date      income statement
           Description                 amortization    construction    acquired       is computed
           -----------                 ------------    ------------    --------       -----------
Property Held for Sale :

Hunt Valley 72                          $        --        6/83          12/98            N/A
Industrial Building
Baltimore, MD


                                        -----------

Total                                   $   608,061
                                        ===========

                                                         -----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2000

Notes:

  (1) Reference is made to notes 1, 3 and 6 to the consolidated financial statements.

  (2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

  (3) Buildings and improvements include deferred costs of $102,494,000 at December 31, 2000.

  (4) The changes in total cost of properties for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):


                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
       Balance at beginning of year                           $3,888,455    $4,826,913    $3,134,334
       Additions, at cost                                        216,731       219,374       308,500
       Cost of properties acquired                                44,685           ---     1,593,062
       Cost of land sales                                            ---        (7,211)      (21,885)
       Retirements, sales and other dispositions                (246,196)   (1,105,486)     (185,398)
       Additions to preconstruction reserve                       (4,691)          ---        (1,700)
       Provision for loss on operating properties                    ---       (45,135)          ---
                                                              ----------    ----------    ----------
       Balance at end of year                                 $3,898,984    $3,888,455    $4,826,913
                                                              ==========    ==========    ==========

  (5) Reference is made to the consolidated statements of cash flows for explanation of noncash consideration included in property additions.

                                                         -----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2000

Notes:

  (6) The changes in accumulated depreciation and amortization for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                              2000        1999        1998
                                                            --------   ---------   ---------
       Balance at beginning of year                         $527,737   $ 525,098   $ 467,956
       Depreciation and amortization
          charged to operations                               90,307      94,532      77,660
       Retirements, sales and other, net                      (9,983)    (91,893)    (20,518)
                                                            --------   ---------   ---------
       Balance at end of year                               $608,061   $ 527,737   $ 525,098
                                                            ========   =========   =========

  (7) The aggregate cost of properties for Federal income tax purposes is approximately $3,397,391,000 at December 31, 2000.

  (8) Reference is made to note 1(c) to the consolidated financial statements for information related to depreciation.

  (9) Certain amounts for prior years have been reclassified to conform to the presentation for 2000.

                                                                     Schedule IV
                                                                     -----------


                      THE ROUSE COMPANY AND SUBSIDIARIES

                         Mortgage Loans On Real Estate

                               December 31, 2000

                                (in thousands)


                                                                                                                 Principal amount
                                                                                                                     of loans
                                                                                                                    subject to
                                           Final                                                    Carrying        delinquent
                                       maturity date     Periodic                  Face amount     amount of       principal or
 Description (Note 1)   Interest rate     (Note 1)     payment terms  Prior liens  of mortgages    mortgages         interest
---------------------   -------------  --------------  -------------  -----------  ------------  --------------  -----------------
Howard Research
   And Development
   Corporation and
   Subsidiaries            Note 2      Jan. 31, 2001      Note 1          N/A        $140,000       $140,000          None

Howard Hughes
   Properties, Inc.        Note 2      Dec. 31, 2012      Note 1          N/A         125,264        125,264          None

HRD Properties, Inc.
   and Subsidiaries        Note 3      Dec. 31, 2012      Note 1          N/A          13,938         13,938          None
                                                                                   ------------   ------------

                                                                                     $279,202       $279,202
                                                                                   ============   ============

                                                          ----------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES

                         MORTGAGE LOANS ON REAL ESTATE

                               December 31, 2000


Notes:

     (1) The deed of trust notes receivable of the Company are secured by certain land and operating properties and general assignments of rents of the Real Estate Ventures owned by The Rouse Company Incentive Compensation Statutory Trust ("Trust") and The Rouse Company. In 2000, the Company and the Trust negotiated an agreement that provides for the prepayment of the Howard Research and Development Corporation and Subsidiaries note. Under the agreement, the revised due date of the note is January 31, 2001. The other notes are due December 31, 2012 and minimum principal payments, based on a thirty-year amortization schedule, are due quarterly. Specified principal payments are also required when land is released from the deed of trust; however, payments made due to partial releases reduce or offset the required quarterly payments.

     (2) The interest rate on the notes was 12.25% through December 2000, and the greater of prime rate plus 3.75% or 10% thereafter to maturity or repayment.

     (3)  The note bears interest at 12.25% throughout the term.

                                                               2000           1999            1998
                                                         -------------   -------------   -------------
     (4)  Balance at beginning of year                   $ 333,907,000   $ 362,167,000   $ 380,232,000

          Collections of principal                         (54,705,000)    (28,260,000)    (18,065,000)
                                                         -------------   -------------   -------------
          Balance at end of year                         $ 279,202,000   $ 333,907,000   $ 362,167,000
                                                         =============   =============   =============


     (5) The deed of trust notes are carried in investments in and advances to unconsolidated real estate ventures on the Company's balance sheets. See note 2 to the consolidated financial statements regarding transactions that gave rise to the deed of trust notes.

                                                                     SCHEDULE II
                                                                     -----------

                         REAL ESTATE VENTURES OWNED BY
 THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST AND THE ROUSE COMPANY

                       Valuation and Qualifying Accounts
                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                          Additions
                                                                    -------------------------
                                                     Balance at     Charged to     Charged to                       Balance at
                                                     beginning      costs and        other                            end of
              Descriptions                            of year        expenses       accounts      Deductions           year
              ------------                           ----------     ----------     ----------     -----------       ----------
Year ended December 31, 2000:
   Allowance for doubtful receivables                $      589     $      622     $      ---     $      721 (1)    $      490
                                                     ==========     ==========     ==========     ==========        ==========
   Deferred tax asset valuation allowance            $    4,754     $       17     $      ---     $      308 (2)    $    4,463
                                                     ==========     ==========     ==========     ==========        ==========
   Preconstruction reserve                           $      ---     $      749     $      ---     $      ---        $      749
                                                     ==========     ==========     ==========     ==========        ==========
Year ended December 31, 1999:
   Allowance for doubtful receivables                $      673     $      521     $      ---     $      605 (1)           589
                                                     ==========     ==========     ==========     ==========        ==========
   Deferred tax asset valuation allowance            $      952     $    3,802     $      ---     $      ---        $    4,754
                                                     ==========     ==========     ==========     ==========        ==========
Year ended December 31, 1998:
   Allowance for doubtful receivables                $      830     $      232     $      ---     $      389 (1)           673
                                                     ==========     ==========     ==========     ==========        ==========
   Deferred tax asset valuation allowance            $      ---     $      952     $      ---     $      ---        $      952
                                                     ==========     ==========     ==========     ==========        ==========

Notes:

   (1)  Balances written off as uncollectible.
   (2) Recognition of deferred tax benefits previously reserved for through the valuation allowance account.

                                                                                                                        SCHEDULE III
                                                                                                                        ------------
                                                  REAL ESTATE VENTURES OWNED BY
                                   THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                                                     AND THE ROUSE COMPANY

                                       Real Estate and Accumulated Depreciation (note 1)

                                                     December 31, 2000
                                                      (in thousands)

                                                           Costs capitalized subsequent      Gross amount at which
                                  Initial cost to Company         to acquisition           carried at close of period
                                  -----------------------  ----------------------------   -----------------------------
                                                Buildings                                          Buildings
                                                  and                                                and
                            Encum-              Improve-    Improve-     Carrying                Improvements
    Description             brances     Land      ments       ments    costs (note 2)     Land      (note 3)      Total
    -----------             -------     ----      -----       -----    --------------     ----      --------      -----
Operating Properties:

The Mall in Columbia         $176,532  $ 6,788   $    --     $ 173,246   $    --         $ 6,788     $173,246    $ 180,034
Retail Center
Columbia, MD

3993 Howard Hughes Pkwy            --      755        --        26,313        --             755       26,313       27,068
Office Building
Las Vegas, NV

Seventy Columbia Corp Ctr      26,984      857        --        24,369        --             857       24,369       25,226
Office Building
Columbia, MD

Forty Columbia Corp Ctr        14,551      636        --        15,631        --             636       15,631       16,267
Office Building
Columbia, MD

Fifty Columbia Corp Ctr        14,759      463        --        15,531        --             463       15,531       15,994
Office Building
Columbia, MD

Sixty Columbia Corp Ctr        14,643    1,050        --        14,484        --           1,050       14,484       15,534
Office Building
Columbia, MD

Thirty Columbia Corp Ctr       15,595    1,160        --        10,714        --           1,160      10,714        11,874
Office Building
Columbia, MD

Hickory Ridge                  11,946      907        --        10,075        --             907      10,075        10,982
Village Center
Columbia, MD

                                 Accumulated                                      Life on
                                depreciation     Date of                    which depreciation
                                    and         completion      Date         in latest income
    Description                 amortization   construction   acquired     statement is computed
    -----------                 ------------   ------------   --------     ---------------------
Operating Properties:

The Mall in Columbia          $     21,274         8/71          N/A               Note 7
Retail Center
Columbia, MD

3993 Howard Hughes Pkwy              1,277         1/00          N/A               Note 7
Office Building
Las Vegas, NV

Seventy Columbia Corp Ctr            6,835         6/92          N/A               Note 7
Office Building
Columbia, MD

Forty Columbia Corp Ctr              6,058         6/87          N/A               Note 7
Office Building
Columbia, MD

Fifty Columbia Corp Ctr              5,255         11/89         N/A               Note 7
Office Building
Columbia, MD

Sixty Columbia Corp Ctr                838         2/99          N/A               Note 7
Office Building
Columbia, MD

Thirty Columbia Corp Ctr             4,947         4/86          N/A               Note 7
Office Building
Columbia, MD

Hickory Ridge                        2,117         6/92          N/A               Note 7
Village Center
Columbia, MD

                          REAL ESTATE VENTURES OWNED BY
            THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                              AND THE ROUSE COMPANY

                Real Estate and Accumulated Depreciation (note 1)

                                December 31, 2000

                                 (in thousands)

                                                                 Costs capitalized
                                                                    subsequent              Gross amount at which
                                 Initial cost to Company         to acquisition           carried at close of period
                                 ------------------------     ----------------------    ----------------------------------
                                                Buildings                                          Buildings
                                                  and                                                and
                            Encum-              Improve-    Improve-     Carrying                Improvements
    Description             brances     Land      ments       ments    costs (note 2)     Land      (note 3)      Total
    -----------             -------     ----      -----       -----    --------------     ----      --------      -----
Twenty Columbia Corp Ctr   $   8,898   $   927   $     --    $  9,803              --    $   927    $  9,803      $ 10,730
Office Building
Columbia, MD

Dorsey Search                 13,126       911         --       9,782              --        911       9,782        10,693
Village Center
Columbia, MD

American City Building         5,413        --         --      10,659              --         --      10,659        10,659
Office Building
Columbia, MD

10000 W. Charleston Arbors       139       537         --       9,552              --        537       9,552        10,089
Office Building
Summerlin, NV

Harper's Choice                9,043       546         --       9,533              --        546       9,533        10,079
Village Center
Columbia, MD

Ten Columbia Corp Ctr          4,785       733         --       7,991              --        733       7,991         8,724
Office Building
Columbia, MD

Wilde Lake                     2,864     1,486         --       6,785              --      1,486       6,785         8,271
Village Center
Columbia, MD

Kings Contrivance             10,506     1,072         --       7,159              --      1,072       7,159         8,231
Village Center
Columbia, MD


                                  Accumulated                                        Life on
                                  depreciation      Date of                    which depreciation
                                      and         completion      Date          in latest income
                                  amortization   construction    acquired     statement is computed
                                  ------------   ------------    --------     ---------------------
Twenty Columbia Corp Ctr             $  4,669             6/81      N/A                  Note 7
Office Building
Columbia, MD

Dorsey Search                           2,789             9/89         N/A               Note 7
Village Center
Columbia, MD

American City Building                  9,390             3/69         N/A               Note 7
Office Building
Columbia, MD

10000 W. Charleston Arbors                810             5/99         N/A               Note 7
Office Building
Summerlin, NV

Harper's Choice                         3,355             6/71         N/A               Note 7
Village Center
Columbia, MD

Ten Columbia Corp Ctr                   3,483             9/81         N/A               Note 7
Office Building
Columbia, MD

Wilde Lake                              4,113             7/67         N/A               Note 7
Village Center
Columbia, MD

Kings Contrivance                       2,680             6/86         N/A               Note 7
Village Center
Columbia, MD

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

                                (in thousands)

                                                          Costs capitalized subsequent       Gross amount at which
                                  Initial cost to Company        to acquisition            carried at close of period
                                  -----------------------  --------------------------     -----------------------------
                                                Buildings                                         Buildings
                                                  and                                                and
                            Encum-              Improve-    Improve-      Carrying               Improvements
    Description             brances     Land      ments       ments    costs (note 2)     Land      (note 3)      Total
    -----------             -------     ----    --------    --------   --------------     ----   ------------     -----
Columbia Crossing           $  7,703  $  1,527  $    --     $   6,276      $    --      $ 1,527   $     6,276  $   7,803
Retail Center
Columbia, MD

Oakland Mills                  2,060     1,746       --         3,884           --        1,746         3,884      5,630
Village Center
Columbia, MD

Dobbin Road                    3,730       426       --         4,857           --          426         4,857      5,283
Village Center
Columbia, MD

Long Reach                     5,326        34       --         5,218           --           34         5,218      5,252
Village Center
Columbia, MD

Ridgley Building               2,164       670       --         3,386           --          670         3,386      4,056
Office Building
Columbia, MD

Sterrett Building              1,956       308       --         2,844           --          308         2,844      3,152
Office Building
Columbia, MD

Lynx Lane                      2,200       147       --         2,886           --          147         2,886      3,033
Village Center
Columbia, MD

Other properties and
related investments
less than 5% of total         16,156     2,112       --        16,613           --        2,112        16,613     18,725

                            ----------------------------  -------------------------   ------------------------------------

Total Operating
Properties                   371,079    25,798       --       407,591           --       25,798       407,591    433,389
                            ----------------------------  -------------------------   ------------------------------------

                               Accumulated                                      Life on
                              depreciation      Date of                    which depreciation
                                   and        completion      Date          in latest income
    Description               amortization   construction   acquired     statement is computed
    -----------               ------------   ------------   --------     ---------------------
Columbia Crossing              $     734         11/98          N/A              Note 7
Retail Center
Columbia, MD

Oakland Mills                        624          6/69          N/A              Note 7
Village Center
Columbia, MD

Dobbin Road                        1,994          6/83          N/A              Note 7
Village Center
Columbia, MD

Long Reach                         1,735          6/74          N/A              Note 7
Village Center
Columbia, MD

Ridgley Building                   1,774          6/72          N/A              Note 7
Office Building
Columbia, MD

Sterrett Building                  1,462          6/72          N/A              Note 7
Office Building
Columbia, MD

Lynx Lane                          1,484          6/73          N/A              Note 7
Village Center
Columbia, MD

Other properties and
related
investments less than
5% of total                        6,687
                            ------------

Total Operating
Properties                        96,384
                            ------------

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

                                (in thousands)

                                                             Costs capitalized subsequent        Gross amount at which
                                  Initial cost to Company            to acquisition            carried at close of period
                                  -----------------------    ----------------------------     ----------------------------
                                                Buildings                                               Buildings
                                                  and                                                     and
                            Encum-              Improve-    Improve-     Carrying                     Improvements
    Description             brances     Land      ments       ments    costs (note 2)          Land      (note 3)      Total
    -----------             -------     ----      -----       -----    --------------          ----      --------      -----
Properties in Development:

Columbia Mall                    $   --    $   --    $    --      $ 9,934    $    --            $   --     $  9,934    $  9,934
Expansion of Retail Center
Columbia, MD

Corporate Pointe - Phase I           --     2,645         --        5,101         --             2,645        5,101       7,746
New Office Building
Summerlin, NV

Canyon Pointe                        --     3,412         --           70         --             3,412           70       3,482
New Retail Center
Summerlin, NV

Bahama Breeze                        --       835         --          213         --               835          213       1,048
New Restaurant Site
Las Vegas, NV

Arizona Hotel                        --        --         --          748         --                --          748         748
New Hotel Ground Lease
Phoenix, AZ

Other projects less than 5%          --        --         --          624         --                --          624         624
of total
                              -------------------------------   ---------------------          ---------------------------------

Total Properties Held
in Development                       --     6,892         --       16,690         --             6,892       16,690      23,582
                              -------------------------------   ---------------------          ---------------------------------

                                          Accumulated                                      Life on
                                         depreciation    Date of                        which depreciation
                                             and        completion      Date            in latest income
    Description                          amortization   construction   acquired     statement is computed
    -----------                          ------------   ------------   --------     ----------------------
Properties in Development:

Columbia Mall                                 N/A           N/A         N/A                 N/A
Expansion of Retail Center
Columbia, MD

Corporate Pointe - Phase I                    N/A           N/A         N/A                 N/A
New Office Building
Summerlin, NV

Canyon Pointe                                 N/A           N/A         N/A                 N/A
New Retail Center
Summerlin, NV

Bahama Breeze                                 N/A           N/A         N/A                 N/A
New Restaurant Site
Las Vegas, NV

Arizona Hotel                                 N/A           N/A         N/A                 N/A
New Hotel Ground Lease
Phoenix, AZ

Other projects less than 5%                   N/A           N/A         N/A                 N/A
of total                                     ----

Total Properties Held
in Development                                N/A
                                             ----

                         REAL ESTATE VENTURES OWNED BY
            THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY

               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

                                (in thousands)


                                                                                    Costs capitalized subsequent
                                                         Initial cost to Company            to acquisition
                                                         -----------------------    ----------------------------
                                                                      Buildings
                                                                        and
                                               Encum-                 Improve-      Improve-         Carrying
    Description                                brances     Land         ments         ments       costs (note 2)
    -----------                               --------     ----         -----       --------      --------------
Land Held for Development and
Sale:

Summerlin                                     $176,376   $ 89,076      $    --      $  50,061         $     --
Land in Various Stages of
Development
Summerlin, NV

Columbia                                        38,627     53,000           --         33,499               --
Land in Various Stages of
Development
Columbia, MD

Canyon Springs                                  13,937     12,872           --         11,910               --
Land Held for Development
Riverside County, CA

Other, less than 5% of
total                                               --         55           --             37               --
                                              ---------------------------------     ----------------------------
Total Land Held for
Development and Sale                           228,940    155,003           --         95,507               --
                                              ---------------------------------     ----------------------------

Total                                         $600,019   $187,693      $    --      $ 519,788         $     --
                                              =================================     ============================

                                         Gross amount at which
                                       carried at close of period
                                   ----------------------------------
                                               Buildings              Accumulated                                     Life on
                                                 and                  depreciation     Date of                  which depreciation
                                             Improvements                  and        completion      Date       in latest income
    Description                       Land     (note 3)      Total    amortization   construction   acquired   statement is computed
    -----------                       ----     --------      -----    ------------   ------------   --------   ---------------------
Land Held for Development a
Sale

Summerlin                          $ 139,137   $     --    $ 139,137       N/A            N/A          6/96            N/A
Land in Various Stages of
Development
Summerlin, NV

Columbia                              86,499         --       86,499       N/A            N/A          9/85            N/A
Land in Various Stages of
Development
Columbia, MD

Canyon Springs                        24,782         --       24,782       N/A            N/A          7/89            N/A
Land Held for Development
Riverside County, CA

Other, less than 5% of
total                                     92         --           92        --
                                   ----------------------------------------------

Total Land Held for
Development and Sale                 250,510         --      250,510        --
                                   ----------------------------------------------

Total                              $ 283,200   $424,281    $ 707,481    $96,384
                                   ==============================================

                                                         -----------------------

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

Notes:

     (1) Reference is made to notes 1, 2 and 6 to the combined consolidated financial statements.

     (2) The determination of these amounts is not practicable and, accordingly, they are included in improvements.

     (3) Buildings and improvements include deferred costs of $9,808,000 at December 31, 2000.

     (4) The changes in total cost of properties for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                          2000            1999            1998
                                                       ----------      ----------      ----------
           Balance at beginning of year                $  697,450      $  620,064      $  569,214
           Additions, at cost                              29,871         105,632          67,360
           Cost of properties acquired                        ---             ---          10,054
           Additions to land held for
               development and sale                        94,324          73,240         124,674
           Cost of land sales                             (91,036)        (92,515)       (123,050)
           Retirements, sales and other
               dispositions                               (22,379)         (8,971)        (28,188)
           Additions to preconstruction reserve              (749)            ---             ---
                                                       ----------      ----------      ----------

           Balance at end of year                      $  707,481      $  697,450      $  620,064
                                                       ==========      ==========      ==========

                                                         -----------------------

                         REAL ESTATE VENTURES OWNED BY
           THE ROUSE COMPANY INCENTIVE COMPENSATION STATUTORY TRUST
                             AND THE ROUSE COMPANY
               Real Estate and Accumulated Depreciation (note 1)

                               December 31, 2000

Notes:

     (5) The changes in accumulated depreciation and amortization for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                     2000             1999             1998
                                                 ------------     ------------     ------------
           Balance at beginning of year          $     80,524     $     76,731     $     67,385
           Depreciation and amortization
               charged to operations                   15,804           11,957            9,541
           Retirements, sales and other, net               56           (8,164)            (195)
                                                 ------------     ------------     ------------

           Balance at end of year                $     96,384     $     80,524     $     76,731
                                                 ============     ============     ============

     (6) The aggregate cost of properties for Federal income tax purposes is approximately $762,860,000 at December 31, 2000.

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

The Rouse Company

By: /s/ Anthony W. Deering
    ------------------------------------
    Anthony W. Deering                                            March 30, 2001
    Chairman of the Board, President
      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:



/s/ Anthony W. Deering
----------------------------------------
Anthony W. Deering                                                March 30, 2001
Chairman of the Board, President
   and Chief Executive Officer

Principal Financial Officer:



/s/ Jeffrey H. Donahue
----------------------------------------
Jeffrey H. Donahue                                                March 30, 2001
Executive Vice President and
   Chief Financial Officer

Principal Accounting Officer:



/s/ Melanie M. Lundquist
-----------------------------------------
Melanie M. Lundquist                                              March 30, 2001
Vice President and Corporate Controller

Board of Directors:

     David H. Benson, Jeremiah E. Casey, Platt W. Davis, Anthony W. Deering, Rohit M. Desai, Mathias J. DeVito, Juanita T. James, Thomas J. McHugh, Hanne M. Merriman, Roger W. Schipke and Gerard J. M. Vlak.


By: /s/ Anthony W. Deering
    -------------------------------------
    Anthony W. Deering                                            March 30, 2001
    For himself and as
    Attorney-in-fact for
    the above-named persons