Form 10-Q
period 2001-03-31
ROUSE COMPANY
filed 2001-05-15
CIK 85388

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 2001
                                    ------------------------

                                      OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_______________ to ________________

Commission File Number          0-1743
                       ---------------------------------

                               The Rouse Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                       52-0735512
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      10275 Little Patuxent Parkway
            Columbia, Maryland                               21044-3456
----------------------------------------             --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (410) 992-6000
                                                  -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X            No _____
                   -----

Indicate the number of shares outstanding of the issuer's common stock as of May 10, 2001:

Common Stock, $0.01 par value                     68,843,903
-----------------------------                  ----------------
       Title of Class                          Number of Shares

Part I.   Financial Information
Item 1.   Financial Statements:


                      THE ROUSE COMPANY AND SUBSIDIARIES

        Consolidated Statements of Operations and Comprehensive Income
                  Three Months Ended March 31, 2001 and 2000
              (Unaudited, in thousands except per share amounts)

                                                                     Three months
                                                                    ended March 31,
                                                                -----------------------
                                                                  2001           2000
                                                                --------     ----------
Revenues                                                        $251,664       $153,036

Operating expenses, exclusive of provision
 for bad debts, depreciation and amortization                    128,003         71,423
Interest expense                                                  60,161         56,807
Provision for bad debts                                            1,333          2,097
Depreciation and amortization                                     30,634         19,465
                                                                --------     ----------

 Earnings before income taxes, equity in
  earnings of unconsolidated real estate
  ventures, loss on operating properties,
  net, and cumulative effect of change
  in accounting principle                                         31,533          3,244

Income tax provision                                              (6,823)           (55)
Equity in earnings of unconsolidated real
 estate ventures                                                   7,362         32,870
                                                                --------     ----------

 Earnings before loss on operating
  properties, net, and cumulative effect
  of change in accounting principle                               32,072         36,059

Loss on operating properties, net                                   (401)        (4,691)
                                                                --------     ----------

 Earnings before cumulative effect of
  change in accounting principle                                  31,671         31,368

Cumulative effect of change in accounting
 principle                                                          (411)           ---
                                                                --------     ----------
    Net earnings                                                  31,260         31,368

                                                                       (continued)

The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

   Consolidated Statements of Operations and Comprehensive Income, continued
                  Three Months Ended March 31, 2001 and 2000
              (Unaudited, in thousands except per share amounts)

                                                                         Three months
                                                                        ended March 31,
                                                                   -----------------------
                                                                     2001            2000
                                                                   -------         -------
Other items of comprehensive income (loss) -
 minimum pension liability adjustment                              $  (500)        $  (119)
                                                                   -------         -------
 Comprehensive income                                              $30,760         $31,249
                                                                   =======         =======
 Net earnings applicable to common
  shareholders                                                     $28,222         $28,330
                                                                   =======         =======


Earnings per share of common stock
 Basic:
  Earnings before cumulative effect of
   change in accounting principle                                  $   .42         $   .40
  Cumulative effect of change in accounting
   principle                                                          (.01)            ---
                                                                   -------         -------
      Total                                                        $   .41         $   .40
                                                                   =======         =======

 Diluted:
  Earnings before cumulative effect of
   change in accounting principle                                  $   .41         $   .40
  Cumulative effect of change in accounting
   principle                                                          (.01)            ---
                                                                   -------         -------
      Total                                                        $   .40         $   .40
                                                                   =======         =======

 Dividends per share:
  Common stock                                                     $  .355         $   .33
                                                                   =======         =======
  Preferred stock                                                  $   .75         $   .75
                                                                   =======         =======

                      THE ROUSE COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                     March 31, 2001 and December 31, 2000
                       (In thousands except share data)

                                                               March 31,     December 31,
                                                                 2001            2000
                                                             (Unaudited)
                                                             -----------     ------------
Assets:
 Property:
   Operating properties:
    Property and deferred costs
      of projects                                            $4,340,467        $3,779,193
    Less accumulated depreciation
      and amortization                                          757,124           608,061
                                                             ----------        ----------
                                                              3,583,343         3,171,132
   Properties in development                                    173,409           115,243
   Properties held for sale                                       4,032             4,548
   Investment land and land held for
      development and sale                                      235,504               ---
                                                             ----------        ----------

        Total property                                        3,996,288         3,290,923

 Investments in and advances to unconsolidated
  real estate ventures                                          243,845           541,845

 Prepaid expenses, receivables under finance
  leases and other assets                                       337,254           260,615

 Accounts and notes receivable                                  111,371            44,567

 Investments in marketable securities                            19,595            22,846

 Cash and cash equivalents                                       14,987            14,742
                                                             ----------        ----------
    Total                                                    $4,723,340        $4,175,538
                                                             ==========        ==========






The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued
                     March 31, 2001 and December 31, 2000
                       (In thousands except share data)

                                                   March 31,   December 31,
                                                     2001         2000
Liabilities:                                      (Unaudited)
                                                  ----------   ------------
 Debt:
  Property debt not carrying a Parent
   Company guarantee of repayment                 $2,682,630     $2,264,799
  Parent Company debt and debt carrying a
   Parent Company guarantee of repayment:
    Property debt                                     98,910         98,531
    Other debt                                       673,439        682,439
                                                  ----------     ----------
                                                     772,349        780,970
                                                  ----------     ----------
     Total debt                                    3,454,979      3,045,769
                                                  ----------     ----------
 Accounts payable, accrued expenses
  and other liabilities                              480,357        362,336

Company-obligated mandatorily redeemable
  preferred securities of a trust holding
  solely Parent Company subordinated debt
  securities                                         136,965        136,965

Shareholders' equity:
 Series B Convertible Preferred stock
  with a liquidation preference of
  $202,500                                                41             41
 Common stock of 1 cent par value per share;
  250,000,000 shares authorized; 68,757,563
  shares issued in 2001 and 67,880,405
  shares issued in 2000                                  688            679
 Additional paid-in capital                          752,873        735,669
 Accumulated deficit                                 (99,157)      (103,015)
 Accumulated other comprehensive income (loss)        (3,406)        (2,906)
                                                  ----------     ----------
  Net shareholders' equity                           651,039        630,468
                                                  ----------     ----------
     Total                                        $4,723,340     $4,175,538
                                                  ==========     ==========

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000
                           (Unaudited, in thousands)

                                                            2001         2000
                                                         ---------   ----------
Cash flows from operating activities:
 Rents and other revenues received                       $ 187,766     $151,946
 Proceeds from land sales and notes receivable
   from land sales                                          63,333          ---
 Interest received                                           1,796        1,784
 Operating expenditures                                   (113,322)     (77,902)
 Land development expenditures                             (22,408)         ---
 Interest paid                                             (51,294)     (53,843)
 Operating distributions from unconsolidated
   real estate ventures                                     11,448       24,495
                                                         ---------     --------
     Net cash provided by operating activities              77,319       46,480
                                                         ---------     --------
Cash flows from investing activities:
 Expenditures for properties in development                (46,401)     (65,998)
 Expenditures for improvements to existing properties       (6,449)      (7,445)
 Expenditures for property acquisitions                        ---       (8,634)
 Distributions from unconsolidated
   real estate ventures                                      7,000       44,564
 Expenditures for investments in
   unconsolidated real estate ventures                      (9,383)      (2,945)
 Other                                                       3,991       (1,304)
                                                         ---------     --------
    Net cash used by investing activities                  (51,242)     (41,762)
                                                         ---------     --------
Cash flows from financing activities:
 Proceeds from issuance of property debt                    83,502       50,922
 Repayments of property debt:
   Scheduled principal payments                            (14,933)     (13,764)
   Other payments                                          (52,330)     (19,267)
 Proceeds from issuance of other debt                        4,992       35,000
 Repayments of other debt                                  (17,400)      (5,000)
 Purchases of Company common stock                          (1,968)     (24,793)
 Dividends paid                                            (27,402)     (26,885)
 Other                                                        (293)         422
                                                         ---------     --------
    Net cash used by financing activities                  (25,832)      (3,365)
                                                         ---------     --------
Net increase in cash and cash equivalents                      245        1,353
Cash and cash equivalents at beginning of period            14,742       27,490
                                                         ---------     --------
Cash and cash equivalents at end of period               $  14,987     $ 28,843
                                                         =========     ========

The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, continued
                  Three Months Ended March 31, 2001 and 2000
                           (Unaudited, in thousands)


                                                            2001         2000
                                                         ---------   ----------
Reconciliation of net earnings to net cash
 provided by operating activities:
 Net earnings                                             $ 31,260     $ 31,368
 Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Depreciation and amortization                            30,634       19,465
   Decrease (increase) in undistributed
     earnings of unconsolidated real
     estate ventures                                         4,086      (16,874)
   Loss on operating properties, net                           401        4,691
   Cumulative effect of change in
     accounting principle                                      411          ---
   Participation expense pursuant to
     Contingent Stock Agreement                             10,216        8,502
   Provision for bad debts                                   1,333        2,097
   Deferred income taxes                                     5,518          ---
   Other, net                                               (6,540)      (2,769)
                                                          --------     --------
 Net cash provided by operating activities                $ 77,319     $ 46,480
                                                          ========     ========
Schedule of Noncash Investing and Financing
 Activities:
 Common stock issued pursuant to Contingent
   Stock Agreement                                        $ 13,205     $ 16,572
 Debt assumed by purchasers of land                            691          ---
 Common stock issued in acquisition of
   voting interests in majority financial
   interest ventures                                         3,500          ---
 Mortgage, other debt and other liabilities
   assumed in acquisition of majority
   financial interest ventures                             547,531          ---
 Property and other assets obtained in
   acquisition of majority financial
   interest ventures                                       884,572          ---
 Capital lease obligations incurred                            ---          842
                                                          ========     ========


                      THE ROUSE COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)
                                March 31, 2001

(1)  Principles of statement presentation
     ------------------------------------

     The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 2000 Annual Report to Shareholders.

     In the fourth quarter of 2000, the Company adopted the Emerging Issues Task
      Force consensus on Issue 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures" (EITF 00-1). The consensus requires that the proportionate share method of accounting (under which an entity records its share of the assets, liabilities, revenues and expenses of partnerships and other ventures in which it has joint interest and control) be discontinued, except in limited circumstances. As a result of adopting this consensus, the Company's share of the net assets of ventures in which it has joint interest and control is carried in investments in and advances to unconsolidated real estate ventures in the balance sheets and its share of their net earnings before extraordinary items and cumulative effects of changes in accounting principles is carried in equity in earnings of unconsolidated real estate ventures in the statements of operations and comprehensive income.

     The adoption of EITF 00-1 affected previously reported balances as follows
      (in thousands):


                                                                 March 31,
                                                                    2000
                                                                 ---------
      Decrease in:
        Revenues                                                   $15,599
        Operating expenses, exclusive of
          depreciation and amortization                              5,894
        Interest expense                                             3,311
        Depreciation and amortization                                1,230
        Current income tax provision                                    27
                                                                 ---------
           Increase in equity in earnings of
             unconsolidated real estate ventures                   $ 5,137
                                                                 =========


     In addition to reclassifications attributable to the adoption of EITF 00-1, certain other amounts for prior periods have been reclassified to conform to the current presentation.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(2)  Tax status
     ----------

     The Company elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998. Management believes that the Company met the qualifications for REIT status as of March 31, 2001 and intends for it to meet the qualifications in the future.

     The REIT Modernization Act ("RMA") was included in the Tax Relief Extension
      Act of 1999 ("the Act"), which was enacted into law on December 17, 1999. RMA includes numerous amendments to the provisions governing the qualification and taxation of REITs, and these amendments were effective January 1, 2001. One of the principal provisions included in the Act provides for the creation of taxable REIT subsidiaries ("TRS"). TRS are corporations that are permitted to engage in nonqualifying REIT activities. A REIT is permitted to own up to 100% of the voting stock in TRS. Previously, a REIT could not own more than 10% of the voting stock of a corporation conducting nonqualifying activities. Relying on this legislation, in January 2001, the Company acquired all of the voting stock of the majority financial interest ventures owned by The Rouse Company Incentive Compensation Statutory Trust ("Trust"). Information related to the acquisition, these ventures and the Trust is included in note 3. The Company and these subsidiaries made a joint election to treat the subsidiaries as TRS for Federal and certain state income tax purposes beginning January 2, 2001.

     As of March 31, 2001, most states in which the Company operates have enacted legislation that would permit a REIT to own TRS. The Company expects that the states that have not enacted the legislation will do so during 2001. In addition, the Company expects that this legislation will be made retroactive to January 1, 2001. However, if conforming legislation is not enacted, the Company will be taxed as a C-Corporation. Provisions for these state income taxes are insignificant to the Company's results of operations. Except with respect to the TRS, management does not believe that the Company will be liable for significant income taxes at the Federal level or in most of the states in which it operates in 2001 and future years.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(2)  Tax status, continued
     ---------------------

     Also, in connection with its election to be taxed as a REIT, the Company has elected to be subject to the "built-in gain" rules. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on the Company's assets, at the date of conversion to REIT status, are recognized in taxable dispositions of such assets in the ten-year period following conversion. At March 31, 2001, net unrealized gains were approximately $2.5 billion. Management believes that the Company will not be required to make significant payments of taxes on built-in gains throughout the ten-year period due to the availability of its net operating loss carryforward to offset certain built-in gains which might be recognized and the potential for the Company to make nontaxable dispositions, if necessary. It may be necessary to recognize a liability for taxes on built-in gains in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

(3)  Unconsolidated real estate ventures
     -----------------------------------

     Investments in and advances to unconsolidated real estate ventures are summarized, based on the level of the Company's financial interest, as follows (in thousands):
                                                 March 31,      December 31,
                                                   2001            2000
                                               ----------       -----------
     Majority financial interest ventures      $      ---       $   333,541
     Other unconsolidated real estate ventures    243,845           208,304
                                               ----------       -----------
                  Total                        $  243,845       $   541,845
                                               ==========       ===========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3)  Unconsolidated real estate ventures, continued
     ----------------------------------------------

     The equity in earnings of unconsolidated real estate ventures is summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                                          Three months
                                                         ended March 31,
                                                    ---------------------
                                                      2001           2000
                                                    ------        -------

     Majority financial interest ventures           $  ---        $24,182
     Other unconsolidated real estate ventures       7,362          8,688
                                                    ------        -------
                      Total                         $7,362        $32,870
                                                    ======        =======


     The majority financial interest ventures were initiated on December 31, 1997, when certain wholly owned subsidiaries issued 91% of their voting common stock to the Trust, an entity which is neither owned nor controlled by the Company. These sales were made at fair value and as part of the Company's plan to meet the qualifications for REIT status. The Company retained the remaining voting stock of the ventures and held shares of nonvoting common and/or preferred stock and, in certain cases, mortgage loans receivable from the ventures which, taken together, comprised substantially all (at least 98%) of the financial interest in them. Due to the Company's continuing financial interest in the ventures, the Trust retained the Company's historical cost basis of the assets acquired and the liabilities assumed on the date of sale.

     Relying on the REIT Modernization Act (as more fully discussed in note 2), the Company negotiated an agreement to reacquire the voting stock of the ventures owned by the Trust and, on January 2, 2001, the Company exchanged 137,928 shares of common stock for the Trust's shares of voting common stock in the ventures. The voting shares acquired by the Company constitute all of the Trust's interests in the ventures. The fair value of the consideration exchanged was approximately $3.5 million. As a result of this transaction, the Company owns 100% of the voting common stock of the ventures and, accordingly, the ventures are consolidated in the Company's financial statements from the date of the acquisition.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3)  Unconsolidated real estate ventures, continued
     ----------------------------------------------

     The condensed, combined balance sheet at December 31, 2000 of the ventures in which the Company held majority financial interests is summarized as follows (in thousands):


      Assets:
        Operating properties, net                                $ 337,005
        Properties in development                                   23,582
        Land held for development and sale                         250,510
        Investments in and advances to
         unconsolidated real estate ventures                       106,892
        Prepaid expenses, receivables under
         finance leases and other assets                            95,803
        Accounts and notes receivable                               64,269
        Cash and cash equivalents                                       15
                                                                 ---------
          Total                                                  $ 878,076
                                                                 =========

      Liabilities and shareholders' deficit:
         Loans and advances from the Company                     $ 450,710
         Mortgages payable and other long-term debt                326,290
         Other liabilities                                         101,887
         Redeemable Series A Preferred stock                        50,000
         Shareholders' deficit                                     (50,811)
                                                                 ---------
          Total                                                  $ 878,076
                                                                 =========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3)  Unconsolidated real estate ventures, continued
     ----------------------------------------------

     The condensed, combined statement of operations for the three months ended
      March 31, 2000 of the ventures in which the Company held majority financial interests is summarized as follows (in thousands):

       Revenues                                                   $ 82,003

       Operating expenses                                          (41,360)

       Interest expense, excluding interest on
        borrowings from the Company                                 (2,625)

       Interest expense on borrowings
        from the Company                                           (13,690)

       Depreciation and amortization                                (3,981)

       Equity in earnings of unconsolidated
        real estate ventures                                           192

       Income taxes, primarily deferred                             (8,189)
                                                                  --------
         Net earnings                                             $ 12,350
                                                                  ========


     The Company's share of the earnings of these ventures for the three months ended March 31, 2000 is summarized as follows (in thousands):

       Share of net earnings based
        on ownership interest                                      $12,227

       Participation by others in the
        Company's share of earnings                                 (8,499)

       Interest on loans to and advances
        from the ventures, net                                      13,690

       Eliminations and other, net                                   6,764
                                                                   -------
                                                                   $24,182
                                                                   =======

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(4)  Debt
     ----

     Debt is summarized as follows (in thousands):

                                 March 31,            December 31,
                                   2001                  2000
                            --------------------  --------------------
                                         Due in                Due in
                              Total     one year    Total     one year
                            ----------  --------  ----------  --------
     Mortgages and bonds    $2,695,444  $267,771  $2,281,299  $196,224
     Medium-term notes          71,500    20,000      81,500    30,000
     Credit facility
      borrowings               199,000       ---     198,000       ---
     Other loans               489,035    41,417     484,970       310
                            ----------  --------  ----------  --------
          Total             $3,454,979  $329,188  $3,045,769  $226,534
                            ==========  ========  ==========  ========

     The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

(5)  Segment information
     -------------------

     The Company has five reportable segments: retail centers, office and other properties, community development (formerly land sales operations), commercial development (formerly development) and corporate. Effective January 1, 2001, the Company changed the operating measure used to assess operating results for the reportable segments to Net Operating Income ("NOI"). The Company defines NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, gains (losses) on operating properties, real estate depreciation and amortization, deferred income taxes and interest and other financing expenses. Interest and other financing expenses include interest expense and distributions on Company-obligated mandatorily redeemable preferred securities, net of interest income earned on corporate investments. Additionally, equity in earnings of certain unconsolidated real estate ventures is adjusted to reflect NOI on the same basis. Segment results for prior periods have been restated to conform to this presentation.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment information, continued
    ------------------------------

    The accounting policies of the segments are the same as those of the Company, except that:

    . majority financial interest ventures are accounted for on a consolidated basis rather than using the equity method;

    . real estate ventures in which the Company has joint interest and control and certain other minority interest ventures (proportionate share ventures) are accounted for using the proportionate share method rather than the equity method;

    . the Company's share of NOI less interest and other financing expenses of other unconsolidated minority interest ventures (other ventures) is included in revenues.

    These differences affect only the reported revenues and operating expenses of the segments and have no effect on the reported net earnings or NOI of the Company.

    Operating results for the segments are summarized as follows (in thousands):

                                               Office
                                   Retail     and Other    Community    Commercial
                                  Centers     Properties  Development  Development    Corporate     Total
                                 --------     ----------  -----------  ------------   ---------   --------
Three months ended
March 31, 2001
--------------
   Revenues (1)                  $153,078       $51,058     $68,654      $    --      $    --     $272,790
   Operating expenses(2)           67,706        19,466      42,093        1,600        3,490      134,355
                                 --------       -------     -------      -------      -------     --------
      NOI                        $ 85,372       $31,592     $26,561      $(1,600)     $(3,490)    $138,435
                                 ========       =======     =======      =======      =======     ========

Three months ended
March 31, 2000
--------------
   Revenues (1)                  $151,882       $52,537     $59,150      $    --      $    --     $263,569
   Operating expenses(2)           70,043        19,222      39,277          699        2,207      131,448
                                 ---------      -------     -------      -------      -------     --------
      NOI                        $ 81,839       $33,315     $19,873      $  (699)     $(2,207)    $132,121
                                 =========      =======     =======      =======      =======     ========

(1) Revenues in this table exclude interest income earned on corporate investments.
(2) Operating expenses in this table include current income taxes and exclude distributions on Company-obligated mandatorily redeemable preferred securities and real estate depreciation and amortization.

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5)  Segment Information, continued
     ------------------------------

     Reconciliations of total revenues and operating expenses reported above to the related amounts in the consolidated financial statements and of NOI reported above to earnings before loss on operating properties, net, and cumulative effect of change in accounting principle in the consolidated financial statements are summarized as follows (in thousands):

                                                                    Three months
                                                                  ended March 31,
                                                              ---------------------
                                                                 2001        2000
                                                              --------     --------
     Revenues:
        Total reported above                                  $272,790     $263,569
        Corporate interest income                                  324          223
        Revenues of majority financial interest ventures           ---      (82,003)
        Share of revenues of proportionate share ventures      (20,297)     (26,588)
        Company's share of NOI less interest and other
            financing expenses of other minority interest
            ventures                                           ( 2,242)     ( 2,165)
        Other                                                    1,089          ---
                                                              --------     --------
            Total in consolidated financial statements        $251,664     $153,036
                                                              ========     ========

     Operating expenses, exclusive of depreciation
         and amortization:
        Total reported above                                  $134,355     $131,448
        Distributions on Company-obligated mandatorily
            redeemable preferred securities                      3,218        3,218
        Operating expenses of majority financial
            interest ventures                                      ---      (41,360)
        Share of operating expenses of proportionate
            share ventures                                      (8,021)      (9,720)
        Provision for bad debts                                 (1,333)      (2,097)
        Participation by others in the Company's share of
            earnings of majority financial interest ventures       ---       (8,499)
        Current income taxes                                    (1,305)         (55)
        Other                                                    1,089       (1,512)
                                                              --------     --------
            Total in consolidated financial statements        $128,003     $ 71,423
                                                              ========     ========

                       THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5)  Segment Information, continued
     ------------------------------

                                                              Three months
                                                             ended March 31,
                                                         -----------------------
                                                            2001          2000
                                                          --------      --------
     Operating results:
        NOI reported above                                $138,435      $132,121
        Interest expense                                   (60,161)      (56,807)
        Interest expense of majority financial interest
            ventures, excluding interest on borrowings
            from the Company                                   ---        (2,625)
        Share of interest expense of proportionate
            share ventures                                  (4,834)       (6,559)
        Corporate interest income                              324           223
        Distributions on Company-obligated mandatorily
            redeemable preferred securities                 (3,218)       (3,218)
        Depreciation and amortization                      (30,634)      (19,465)
        Deferred income tax provision                       (5,518)          ---
        Share of depreciation and amortization, gains
            (losses) on operating properties, net and
            deferred income taxes of unconsolidated real
            estate ventures, net                            (2,322)       (7,611)
                                                           -------      --------
        Earnings before loss on operating properties,
            net and cumulative effect of change in
            accounting principle in consolidated
            financial statements                           $32,072      $ 36,059
                                                           =======      ========

     The assets by segment are as follows (in thousands):

                                                         March 31,  December 31,
                                                           2001        2000
                                                        ----------  ------------
        Retail Centers                                  $3,368,744   $ 3,372,114
        Office and Other Properties                      1,089,750     1,086,187
        Community Development                              364,950       374,668
        Commercial Development                              98,677        72,673
        Corporate                                          123,431       119,609
                                                        ----------   -----------
          Total                                         $5,045,552   $ 5,025,251
                                                        ==========   ===========

     Total segment assets exceeds total assets reported in the financial statements primarily because of the consolidation of the majority financial interest ventures at December 31, 2000 and the inclusion of the Company's share of the assets of the proportionate share ventures.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(6) Earnings per share
    ------------------

    Information relating to the calculation of earnings per share (EPS) of common stock for the three months ended March 31, 2001 and 2000 is summarized as follows (in thousands):

                                          2001                2000
                                   -----------------   -----------------
                                    Basic    Diluted    Basic    Diluted
                                   -------   -------   -------   -------

    Net earnings                   $31,260   $31,260   $31,368   $31,368
    Dividends on unvested
      common stock awards
      and other                       (172)     (143)     (110)     (101)
    Dividends on Preferred
      stock                         (3,038)   (3,038)   (3,038)   (3,038)
    Interest on convertible
      property debt                    ---       ---       ---       769
                                   -------   -------   -------   -------
    Adjusted net earnings
      used in EPS computation      $28,050   $28,079   $28,220   $28,998
                                   =======   =======   =======   =======
    Weighted-average shares
      outstanding                   68,434    68,434    70,417    70,417
    Dilutive securities:
      Options, warrants,
       unvested common stock
       awards and other                ---       912       ---       232
      Convertible property debt        ---       ---       ---     1,930
                                   -------   -------   -------   -------
    Adjusted weighted-average
      shares used in EPS
      computation                   68,434    69,346    70,417    72,579
                                   =======   =======   =======   =======

    Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(7)  Contingencies
     -------------

     The Company and certain of its subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. In the opinion of management, adequate provision has been made for losses with respect to litigation matters, where appropriate, and the ultimate resolution of such litigation matters is not likely to have a material effect on the consolidated financial position of the Company. Due to the Company's fluctuating net earnings, it is not possible to predict whether the resolution of these matters is likely to have a material effect on the Company's net earnings and it is, therefore, possible that the resolution of these matters could have such an effect in any future quarter or year.

(8)  Shelf registration statement
     ----------------------------

     At March 31, 2001, the Company had a shelf registration statement for the future sale of up to an aggregate of $1.9 billion (based on the public offering price) of common stock, Preferred stock and debt securities.

(9)  Cumulative effect of change in accounting for derivative instruments
     ---------------------------------------------------------------------
     and hedging activities
     ----------------------

     In June 1999, the Financial Accounting Standards Board (FASB) issued
      Statement of Financial Accounting Standards No. 137 (Statement 137), an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
      133), issued in June 1998. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which provides additional guidance with respect to and amends Statement 133. The Company adopted Statement 133, as amended, effective January 1, 2001. The Company's use of derivative instruments has consisted primarily of interest rate cap and swap agreements related to specific debt financings. Derivative instruments held by the Company at January 1, 2001 consisted solely of interest rate cap and swap agreements used to hedge interest rate risk associated with specific variable rate loans. The cap agreements have

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued



(9)  Cumulative effect of change in accounting for derivative instruments
     ---------------------------------------------------------------------
     and hedging activities, continued
     ---------------------------------


      been designated as hedges of specific loans, and the fair values of derivative instruments were not significant at January 1, 2001. Upon adoption of Statement 133, as amended, the Company recorded a cumulative effect at January 1, 2001 of a change in accounting for derivative instruments and hedging activities of approximately $.4 million ($.01 per share basic and diluted). The effect of this change for the three months ended March 31, 2001, excluding the cumulative effect of initial adoption, was insignificant. The fair values of derivative instruments at March 31, 2001 were insignificant. Ongoing application of the Statement will result in changes in earnings, assets and liabilities reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in the fair values of derivatives, it is not possible to estimate the timing, amount or direction of these changes.

Item 2. Management's Discussion and Analysis of Finanical Condition and Results of Operations:

                      THE ROUSE COMPANY AND SUBSIDIARIES

     The following discussion and analysis covers any material changes in financial condition since December 31, 2000 and any material changes in the results of operations for the three months ended March 31, 2001 as compared to the same period in 2000. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 Annual Report to Shareholders.

     General:
     -------

     Through its subsidiaries and affiliates, the Company acquires, develops and manages a diversified portfolio of retail centers, office and industrial buildings, and mixed-use and other properties located throughout the United States and develops and sells land for residential, commercial and other uses, primarily in Columbia, Maryland and Summerlin, Nevada.

     A primary business strategy of the Company is to own and operate premier operating properties - shopping centers, major mixed-use projects and geographically concentrated office and industrial buildings (principally complementing community development activities) in major markets across the United States. In order to achieve this objective, management is continually evaluating opportunities to acquire properties and evaluating the outlook for properties in its portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate leasable mall space and/or add new department stores and/or other anchor tenants to its existing properties to meet its objective. Also, the Company is continually evaluating opportunities to acquire or develop operating properties it believes have prospects consistent with its objectives. The Company has disposed of interests in more than 40 projects since 1993 and intends to continue to dispose of properties that are not meeting and/or are not considered to have the potential to continue to meet its investment criteria. Disposition decisions and related transactions may cause the Company to recognize gains or losses that could have material effects on reported net earnings in future quarters or fiscal years, and, taken together with the use of sales proceeds, may have a material effect on the overall consolidated financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

     General, continued:
     ------------------

     The Company and its affiliates have significant experience in developing and managing large scale land development projects, including the communities of Columbia, Maryland and Summerlin, Nevada. To leverage this experience and provide further growth opportunities, the Company is continually evaluating opportunities for new land development projects. Net cash flows provided by community development operations provide an additional source of funding for other activities of the Company.

     Portfolio changes:
     -----------------

     The Company believes that space in high quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers, and that these retail centers are better able to withstand difficult conditions in the real estate and retail industries. The Company also believes that space in class-A office projects in growing metropolitan areas continues to be in demand by tenants. In 2000, the Company and its affiliates completed an acquisition, several sale/transfer/exchange transactions (collectively "dispositions"), and several expansion projects designed to upgrade the overall quality of the property portfolio or to provide liquidity for stock repurchases and other uses.

     The acquisition and disposition activity is summarized as follows:

      Retail Centers Acquisition                         Date Acquired
      --------------------------                         -------------
        Westdale Mall(note 1)                            August 2000

      Retail Centers Dispositions                        Date Disposed
      ---------------------------                        -------------
        North Star (note 2)                              July 2000
        Midtown Square                                   October 2000
        The Grand Avenue                                 November 2000

      Office and Other Properties Dispositions           Date Disposed
      ----------------------------------------           -------------
        Hunt Valley Business Center (1 building)         June 2000
        Midtown Office                                   October 2000
        Owen Brown I & II                                November 2000
        Hughes Airport Center (34 buildings) (note 2)    December 2000
        Hughes Cheyenne Center (3 buildings) (note 2)    December 2000
        Hunt Valley Business Center (2 buildings)        December 2000

      note 1: The Company acquired a 65% interest in August 2000, increasing its interest to 85%.
      note 2: The Company contributed its interest to entities in which it retained minority interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

      Portfolio changes, continued:
      ----------------------------

      The expansion projects completed during 2000 are summarized as follows:

           Retail Centers                          Date Opened
           --------------                          -----------
           Moorestown Mall Expansion - Phase II    March 2000
           Pioneer Place Expansion                 March 2000
           Exton Square Expansion - Phase II       May 2000
           Perimeter Mall Expansion                July 2000
           Oviedo Marketplace Expansion            October 2000


      Operating results:
      -----------------

      As indicated in the 2000 Annual Report to Shareholders, the discussion of operating results covers each of the Company's business segments as management believes that a segment analysis provides the most effective means of understanding the business. Note 5 to the consolidated financial statements included in this Form 10-Q should be referred to when reading this discussion and analysis. The operating measure used by the Company to measure and assess operating results for the reportable segments is net operating income ("NOI"). The Company defines NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, gains (losses) on operating properties, real estate depreciation and amortization, deferred income taxes and interest and other financing expenses. Interest and other financing expenses include interest expense and distributions on Company-obligated mandatorily redeemable preferred securities, net of interest income earned on corporate investments.

      As discussed in note 5, segment operating data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those followed for external reporting except that:

       . real estate ventures in which the Company holds substantially all (at least 98%) of the financial interest but does not own a majority voting interest (majority financial interest ventures) are accounted for on a consolidated basis rather than using the equity method;

       . real estate ventures in which the Company has joint interest and control and certain other real estate ventures (proportionate share ventures) are accounted for using the proportionate share method rather than the equity method; and

       . the Company's share of NOI less interest and other financing expenses of other unconsolidated real estate ventures (other ventures) is included in revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

      Operating results, continued:
      ----------------------------

      These differences affect only the reported revenues and operating expenses of the segments and have no effect on the reported net earnings or NOI of the Company. Revenues and operating expenses reported for the segments are reconciled to the related amounts reported in the consolidated financial statements in note 5.

      The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds From Operations ("FFO"). The Company defines FFO as NOI less interest and other financing expenses. The definition used by the Company to compute FFO excludes deferred taxes, which causes it to differ from the definition adopted by the National Association of Real Estate Investment Trusts (NAREIT). Additionally, the Company's definition may differ from those used by other REITs. The Company excludes deferred income taxes from FFO because payments of income taxes have not been significant. FFO is not a measure of operating results or cash flows from operating activities as defined by accounting principles generally accepted in the United States of America. Additionally, FFO is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that FFO provides relevant information about its operations and is necessary, along with net earnings and NOI, for an understanding of its operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Operating results, continued:
----------------------------

Reconciliations of segment NOI to FFO are summarized as follows (in thousands):

                                                         Three months
                                                        ended March 31,
                                                  ---------------------------
                                                     2001              2000
                                                   --------          --------
  Net Operating Income:
    Retail Centers                                 $ 85,372          $ 81,839
    Office and Other Properties                      31,592            33,315
    Community Development                            26,561            19,873
    Commercial Development                           (1,600)             (699)
    Corporate                                        (3,490)           (2,207)
                                                   --------          --------
      Total NOI                                     138,435           132,121
    Interest and other financing expenses            67,889            68,986
                                                   --------          --------
      Funds From Operations                          70,546            63,135
    Depreciation and amortization                   (30,634)          (19,465)
    Deferred income tax provision                    (5,518)              ---
    Share of depreciation and
     amortization, gains (losses)
     on operating properties, net
     and deferred income taxes of
     unconsolidated real estate ventures             (2,322)           (7,611)
                                                   --------          --------
      Earnings before loss on operating
        properties, net and cumulative
        effect of change in accounting
        principle in consolidated
        financial statements                       $ 32,072          $ 36,059
                                                   ========          ========

The reasons for significant changes in revenues and expenses comprising NOI and FFO are discussed below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Operating Properties - Retail Centers:
-------------------------------------


                                                    Three months
                                                  ended March 31,
                                               ---------------------
                                                2001           2000
                                               ------         ------

Revenues                                       $153.1         $151.8
Operating expenses, exclusive
  of depreciation and amortization               67.7           70.0
                                               ------         ------
         NOI                                     85.4           81.8
Depreciation and amortization                    22.7           19.3
                                               ------         ------
         Operating income                      $ 62.7         $ 62.5
                                               ======         ======

Revenues increased $1.3 million for the three months ended March 31, 2001, compared to the same period in 2000. The increase was attributable primarily to effects of the aforementioned project expansions ($5.6 million) and acquisition ($2.1 million), higher rents on re-leased space, and higher lease termination payments ($1.1 million) at comparable properties. These increases were partially offset by the properties disposed of ($5.7 million) and lower average occupancy levels at comparable properties (92.9% in 2001 compared to 94.2% in 2000).

Total operating expenses decreased $2.3 million for the three months ended March
  31, 2001, compared to the same period in 2000. The decrease was attributable primarily to the aforementioned disposition of properties ($3.4 million), partially offset by project expansions ($1.0 million) and the property acquisition ($1.7 million).

Depreciation and amortization expense increased $3.4 million for the three months ended March 31, 2001, compared to the same period in 2000. The increase was attributable primarily to the portfolio changes described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Operating Properties - Office and Other Properties:
--------------------------------------------------

Operating results of office and other properties are summarized as follows (in millions):

                                                    Three months
                                                   ended March 31,
                                                --------------------
                                                 2001           2000
                                                -----          -----
Revenues                                        $51.1          $52.5
Operating expenses, exclusive of
 depreciation and amortization                   19.5           19.2
                                                -----          -----
          NOI                                    31.6           33.3
Depreciation and amortization                    10.2            7.6
                                                -----          -----
          Operating income                      $21.4          $25.7
                                                =====          =====

Revenues decreased $1.4 million for the three months ended March 31, 2001, compared to the same period in 2000. The decrease was attributable primarily to the dispositions of interests in properties in 2000 ($5.3 million). This decrease was partially offset by slightly higher average occupancy levels at comparable properties (92.4% in 2001 compared to 91.7% in 2000) and higher rents on re-leased space.

Total operating expenses increased $.3 million for the three months ended March
  31, 2001, compared to the same period in 2000. The increase was attributable primarily to the increase in occupancy at comparable properties, partially offset by the dispositions (approximately $1.1 million).

Depreciation and amortization expense increased $2.6 million for the three months ended March 31, 2001, compared to the same period in 2000. The increase was attributable primarily to the resumption of depreciation on properties the Company had classified as held for sale during 2000, partially offset by the dispositions.

Community Development:
---------------------

Community development relates primarily to the communities of Columbia, Maryland and Summerlin, Nevada. Generally, revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, availability of saleable land for particular uses and management's decisions to sell, develop or retain land.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Community Development, continued:
--------------------------------

Operating results of community development are summarized as follows (in millions):

                                                      Three months
                                                     ended March 31,
                                                   --------------------
                                                    2001           2000
                                                   -----          -----
Nevada Operations:
   Revenues:
     Summerlin                                     $37.9          $31.8
     Other                                           1.9            6.1
   Operating costs and expenses:
     Summerlin                                      27.1           25.9
     Other                                           1.5            4.6
                                                   -----          -----
   NOI                                             $11.2          $ 7.4
                                                   =====          =====

Columbia and Other:
   Revenues                                        $28.9          $21.3
   Operating costs and expenses                     13.5            8.8
                                                   -----          -----
   NOI                                             $15.4          $12.5
                                                   =====          =====

Total:
   Revenues                                        $68.7          $59.2
   Operating costs and expenses                     42.1           39.3
                                                   -----          -----
   NOI                                             $26.6          $19.9
                                                   =====          =====

Revenues from Summerlin community development operations increased $6.1 million for the three months ended March 31, 2001 while related costs and expenses increased $1.2 million, compared to the same period in 2000. The increases in land sales and related costs and expenses were attributable primarily to higher levels of sales for residential uses. Operating margins increased in the three months ended March 31, 2001 compared to the same period in 2000 due to favorable pricing resulting from high demand.

Revenues from other Nevada land holdings decreased $4.2 million while related costs and expenses decreased $3.1 million. The decreases in land sales and related costs and expenses were due primarily to lower levels of sales for commercial uses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Community Development: continued:
---------------------------------

Revenues from Columbia and other community development operations increased $7.6 million for the three months ended March 31, 2001, while related costs and expenses increased $4.7 million, compared to the same period in 2000. The increases in revenues and related costs and expenses were attributable primarily to higher levels of sales for residential uses, partially offset by lower levels of sales for commercial uses. Operating costs and expenses as a percentage of sales increased in the three months ended March 31, 2001, compared to the same period in 2000. This increase is primarily attributable to an increase in current income taxes and higher general and administrative expenses.

Commercial Development:
-----------------------

Commercial development expenses consist primarily of preconstruction expenses and new business costs. Preconstruction expenses relate to the costs of evaluating potential projects which may not go forward to completion. New business costs relate to the initial evaluation and acquisition of properties and other business opportunities.

Commercial development expenses were $1.6 million for the three months ended
  March 31, 2001 and $.7 million for the comparable period in 2000. This increase related primarily to costs incurred in evaluating potential new regional retail center opportunities.

Corporate:
---------

Corporate operating expenses consist of general and administrative costs and the Company's equity in the loss of MerchantWired, an unconsolidated venture with other real estate companies. The Company obtained an ownership interest in the venture and began recognizing its share of operations in the third quarter of 2000.

Total corporate expenses increased $1.3 million for the three months ended March
  31, 2001, compared to the same period in 2000. The increase was atttributable primarily to the Company's equity in losses of MerchantWired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Interest and other financing expenses:
--------------------------------------

Interest and other financing expenses include interest expense, including the Company's share of interest expense of unconsolidated real estate ventures, and distributions on Company-obligated mandatorily redeemable preferred securities, net of interest income earned on corporate investments. Total interest and other financing expenses were $67.9 million and $69.0 million for the three months ended March 31, 2001 and 2000, respectively.

Loss on operating properties, net:
---------------------------------

Loss on operating properties, net, including the Company's share of those recorded by unconsolidated real estate ventures, was $.4 million and $4.7 million for the three months ended March 31, 2001 and 2000, respectively. The net loss on operating properties for the three months ended March 31, 2000 primarily related to an impairment provision recorded by the Company on its investment in a retail center that the Company and its venture partner intend to dispose.

Cumulative effect of change in accounting for derivative instruments
---------------------------------------------------------------------
and hedging activities:
----------------------

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (Statement 137), an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), issued in June 1998. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which provides additional guidance with respect to and amends Statement 133. The Company adopted Statement 133, as amended, effective January 1, 2001. The Company's use of derivative instruments has consisted primarily of interest rate cap and swap agreements related to specific debt financings. Derivative instruments held by the Company at January 1, 2001 consisted solely of interest rate cap and swap agreements used to hedge interest rate risk associated with specific variable rate loans. The cap agreements have been designated as hedges of specific loans, and the fair values of derivative instruments were not significant at January 1, 2001. Upon adoption of Statement 133, as amended, the Company recorded a cumulative effect at January 1, 2001 of a change in accounting for derivative instruments and hedging activities of approximately $.4 million ($.01 per share basic and diluted). The effect of this change for the three months ended March 31, 2001, excluding the cumulative effect of initial adoption, was insignificant. The fair values of derivative instruments at March 31, 2001 were insignificant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Cumulative effect of change in accounting for derivative instruments
---------------------------------------------------------------------
and hedging activities, continued:
---------------------------------

  Ongoing application of the Statement will result in changes in earnings, assets and liabilities reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in the fair values of derivatives, it is not possible to estimate the timing, amount or direction of these changes.

Net earnings:
------------

The decrease in net earnings for the three months ended March 31, 2001 as compared to the same period in 2000 was attributable to the factors discussed above in the analyses of the segments, interest and other financing expenses, loss on operating properties, net and cumulative effect of change in accounting principle.

Financial condition and liquidity:
---------------------------------

Shareholders' equity increased by $20.6 million from December 31, 2000 to March
  31, 2001. The increase was primarily attributable to net earnings for the three months ended March 31, 2001 and issuance of common stock pursuant to the Contingent Stock Agreement, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks.

The Company had cash and cash equivalents and investments in marketable securities totaling $34.6 million at March 31, 2001, including $3.9 million of investments held for restricted uses.

In 2000, the Company obtained a $375 million unsecured revolving credit facility from a group of lenders. The facility is available until December 2003, subject to a one-year renewal option. The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs. It may also be used to pay some portion of existing debt. Availability under the facility was $176 million at March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Financial condition and liquidity, continued:
--------------------------------------------

As of March 31, 2001, debt due in one year was $329.2 million, including balloon payments due on mortgages of $250.8 million and repayments of medium-term notes of $20 million. These payments are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), credit facility borrowings and other available corporate funds. The Company may also obtain extensions of maturities on certain loans.

The Company anticipates that the remaining cash requirements for new development and expansion projects will exceed $100 million for the remainder of 2001. These cash requirements will be funded from the proceeds of construction loans secured by the projects, property refinancings, credit facility borrowings, proceeds from the sales of properties or other available corporate funds. The Company may also use distributions of refinancing proceeds, if any, from unconsolidated real estate ventures. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating sales of operating properties. However, selective dispositions of operating properties are expected to provide capital resources in 2001 and may also provide them in subsequent years.

The Company has a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities. At March 31, 2001, the Company had issued approximately $358 million of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.9 billion. Also, under an effective registration statement the Company may issue additional medium-term notes of up to $29.7 million.

The Company has approval to repurchase, subject to certain pricing restrictions, up to $250 million of common stock. As of December 31, 2000, the Company had repurchased approximately 4.4 million shares under this program for approximately $101 million. The Company did not repurchase any stock under this program in the three months ended March 31, 2001.

In January 2001, the Company issued 137,928 shares of common stock to The Rouse
  Company Incentive Compensation Statutory Trust ("Trust") in exchange for the Trust's shares of the voting stock of the majority financial interest ventures. The shares acquired by the Company constituted all of the Trust's interest in the ventures. As a result of this transaction, the Company owns 100% of the voting common stock of the ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Financial condition and liquidity, continued:
--------------------------------------------

Net cash provided by operating activities was $77.3 million and $46.5 million for the three months ended March 31, 2001 and 2000, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and land development costs. As discussed above, in January 2001, the Company acquired all of the voting stock of certain majority interest ventures and, accordingly, cash flows of these subsidiaries were included in the consolidated statement of cash flows from the date of the acquisition. In 2000, cash flows from operations related to these ventures were limited to dividends and interest received from them. The increase of net cash provided by operating activities was attributable primarily to this change and the factors in operating results discussed above.

Net cash used in investing activities was $51.2 million and $41.8 million for the three months ended March 31, 2001 and 2000, respectively. The increase in net cash used of $9.4 million was due primarily to the cash flows of the acquired subsidiaries discussed above, partially offset by a decrease in expenditures for properties in development and property acquisitions.

Net cash used in financing activities was $25.8 million and $3.4 million for the three months ended March 31, 2001 and 2000. The increase in net cash used of $22.4 million was due primarily to higher net repayments of other debt (primarily lower credit line draws and higher repayments of medium-term notes), partially offset by lower repurchases of common stock.

Information relating to forward-looking statements:
--------------------------------------------------

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


Information relating to forward looking statements, continued:
-------------------------------------------------------------

  anticipated: (1) real estate investment trust risks; (2) real estate development and investment risks; (3) liquidity of real estate investments;
  (4) dependence on rental income from real property; (5) effect of uninsured loss; (6) lack of geographical diversification; (7) possible environmental liabilities; (8) difficulties of compliance with Americans with Disabilities Act; (9) competition; (10) changes in the economic climate; and (11) changes in tax laws or regulations. For a more detailed discussion of these factors, see Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          Information:


Market risk information:
-----------------------

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or finance project acquisition or development costs (e.g., construction loan advances). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long-term, fixed rate, nonrecourse loans from institutional lenders to finance its operating properties. In addition, long-term, fixed rate financing is typically arranged concurrently with or shortly after a variable rate project acquisition or construction loan is negotiated. The Company also makes limited use of interest rate exchange agreements, including interest rate swaps and caps, to mitigate its interest rate risk on variable rate debt. The Company does not enter into interest rate exchange agreements for speculative purposes and the fair value of these and other derivative financial instruments is insignificant at March 31, 2001.

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

                         Remaining
                           2001   2002   2003   2004   2005  Thereafter   Total
                           ----   ----   ----   ----   ----  ----------  ------

Fixed rate debt            $102   $126   $313   $308   $242    $1,735    $2,826
Average interest rate       7.8%   7.8%   7.8%   7.8%   7.7%      7.6%      7.7%

Variable rate LIBOR debt   $111   $137   $203   $ 60   $107    $   11    $  629
Average interest rate       6.7%   6.6%   7.2%   7.1%   7.3%      7.3%      6.7%


At March 31, 2001, approximately $116.9 million of the Company's variable rate debt relates to borrowings under project construction loans. The borrowings under project construction loans are expected to be repaid from proceeds of long-term, fixed rate loans in 2001 to 2002 when construction of the related projects is scheduled to be completed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Information, continued:


Market risk information, continued:
----------------------------------

At March 31, 2001, the Company had interest rate cap agreements which effectively limit the average interest rate on $100 million of the variable rate LIBOR debt maturing in 2002 to 9.1% and the average rate on $5 million of the variable rate LIBOR debt maturing in 2010 to 8.7%.

As the table incorporates only those exposures that exist as of March 31, 2001, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after March 31, 2001, the Company's hedging strategies during that period and interest rates.

Part II.  Other Information.

Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities and Use of Proceeds.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits
              None
          (b) Reports on Form 8-K
              None

          Signatures
          ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                on behalf of
                                                THE ROUSE COMPANY and as

                                             Principal Financial Officer:


Date:     May 15, 2001                       By /s/ Jeffrey H. Donahue
     -----------------                          ---------------------------
                                                Jeffrey H. Donahue
                                                Executive Vice President and
                                                  Chief Financial Officer


                                             Principal Accounting Officer:


Date:     May 15, 2001                       By /s/ Melanie M. Lundquist
     -----------------                          ----------------------------
                                                Melanie M. Lundquist
                                                Vice President and
                                                  Corporate Controller