Form 10-Q
period 2001-06-30
ROUSE COMPANY
filed 2001-08-13
CIK 85388

                                    Form 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       June 30, 2001
                                        ---------------------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -----------

Commission File Number            0-1743
                       -------------------------------

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

                Yes   X                         No
                    -----                          -----

Indicate the number of shares outstanding of the issuer's common stock as of August 6, 2001:

Common Stock, $0.01 par value                           69,065,100
-----------------------------                --------------------------------
       Title of Class                                 Number of Shares

Part I.   Financial Information
Item 1.   Financial Statements:



                       THE ROUSE COMPANY AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income
                Three and Six Months Ended June 30, 2001 and 2000
               (Unaudited, in thousands, except per share amounts)

                                                                 Three months                         Six months
                                                                ended June 30,                       ended June 30,
                                                          --------------------------          ---------------------------
                                                            2001              2000              2001               2000
                                                          --------          --------          --------           --------
Revenues                                                  $247,377          $150,719          $499,001           $303,755
Operating expenses, exclusive
   of provision for bad debts,
   depreciation and amortization                           129,775            70,471           257,738            141,894
Interest expense                                            57,785            59,216           117,946            116,023
Provision for bad debts                                      2,170               959             3,503              3,056
Depreciation and amortization                               30,164            22,029            60,798             41,494
                                                          --------          --------           -------            -------
   Earnings (loss) before income
     taxes, equity in earnings of
     unconsolidated real estate
     ventures, gain (loss) on
     operating properties, net,
     extraordinary items, and
     cumulative effect of change
     in accounting principle                                27,483            (1,956)           59,016              1,288
Income taxes, primarily
   deferred                                                 (6,788)              (52)          (13,611)              (107)
Equity in earnings of
   unconsolidated real estate
   ventures                                                  5,714            37,741            13,076             70,611
                                                          --------          --------           -------            -------
   Earnings before gain (loss) on
     operating properties, net,
     extraordinary items,
     and cumulative effect of
     change in accounting
     principle                                              26,409            35,733            58,481             71,792
Gain (loss) on operating
     properties, net                                           162            (1,224)             (239)            (5,915)
                                                          --------          --------           -------            -------
   Earnings before extraordinary
     items and cumulative
     effect of change in
     accounting principle                                   26,571            34,509            58,242             65,877


                                                                                                              (continued)


The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

    Consolidated Statements of Operations and Comprehensive Income, continued
                Three and Six Months Ended June 30, 2001 and 2000
               (Unaudited, in thousands, except per share amounts)



                                                               Three months                           Six months
                                                              ended June 30,                        ended June 30,
                                                       -----------------------             ---------------------------
                                                         2001           2000                  2001             2000
                                                       --------       --------             ----------      -----------


Extraordinary loss                                     $   (644)      $   (722)            $   (644)       $      (722)
Cumulative effect of change
   in accounting principle                                  ---            ---                 (411)               ---
                                                       --------       --------             --------        -----------
         Net earnings                                    25,927         33,787               57,187             65,155

Other items of comprehensive income (loss):
     Minimum pension liability
       adjustment                                          (500)          (117)              (1,000)              (236)
     Unrealized loss on
       derivatives designated as
       cash flow hedges                                    (588)           ---                 (588)               ---
                                                       --------       --------             --------        -----------
   Comprehensive income                                $ 24,839       $ 33,670             $ 55,599        $    64,919
                                                       ========       ========             ========        ===========
   Net earnings applicable to
     common shareholders                               $ 22,889       $ 30,749             $ 51,111        $    59,079
                                                       ========       ========             ========        ===========

Earnings per share of common stock
     Basic:
       Earnings before
        extraordinary items and
        cumulative effect of change
        in accounting principle                        $    .34       $    .45             $    .76        $       .85
       Extraordinary loss                                  (.01)          (.01)                (.01)              (.01)
       Cumulative effect of change
         in accounting principle                            ---            ---                 (.01)               ---
                                                       --------       --------             --------        -----------
             Total                                     $    .33       $    .44             $    .74        $       .84
                                                       ========       ========             ========        ===========
     Diluted:
       Earnings before
        extraordinary items and
        cumulative effect of change
        in accounting principle                        $    .34       $    .45             $    .75        $       .84
       Extraordinary loss                                  (.01)          (.01)                (.01)              (.01)
       Cumulative effect of change
         in accounting principle                            ---            ---                 (.01)               ---
                                                      ---------       --------             --------        -----------
             Total                                     $    .33       $    .44             $    .73        $       .83
                                                       ========       ========             ========        ===========
     Dividends per share:
       Common stock                                    $   .355       $    .33             $    .71        $       .66
                                                       ========       ========             ========        ===========
       Preferred stock                                 $    .75       $    .75             $   1.50        $      1.50
                                                       ========       ========             ========        ===========

                       THE ROUSE COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
                        (In thousands, except share data)

                                                                June 30,
                                                                  2001               December 31,
                                                              (Unaudited)                2000
                                                              -----------            ------------
Assets:
 Property:
   Operating properties:
     Property and deferred costs
       of projects                                            $ 4,370,422            $  3,779,193
     Less accumulated depreciation
      and amortization                                            790,686                 608,061
                                                               ----------              ----------
                                                                3,579,736               3,171,132
   Properties in development                                      197,275                 115,243
   Properties held for sale                                           ---                   4,548
   Investment land and land held for
    development and sale                                          250,582                     ---
                                                               ----------              ----------
     Total property                                             4,027,593               3,290,923

Investments in and advances to unconsolidated
 real estate ventures                                             166,489                 541,845

Prepaid expenses, receivables under finance
 leases and other assets                                          401,875                 260,615

Accounts and notes receivable                                      97,090                  44,567

Investments in marketable securities                               21,524                  22,846

Cash and cash equivalents                                          19,906                  14,742
                                                               ----------              ----------
     Total                                                    $ 4,734,477            $  4,175,538
                                                               ==========              ==========

The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued
                       June 30, 2001 and December 31, 2000
                        (In thousands, except share data)

                                                              June 30,
                                                                2001            December 31,
                                                            (Unaudited)            2000
                                                            -----------        ------------
Liabilities:
  Debt:
    Property debt not carrying a Parent
      Company guarantee of repayment                         $2,707,449           $2,264,799
    Parent Company debt and debt carrying a
      Parent Company guarantee of repayment:
        Property debt                                            77,338               98,531
        Other debt                                              658,868              682,439
                                                             ----------           ----------
                                                                736,206              780,970
                                                             ----------           ----------

      Total debt                                              3,443,655            3,045,769
                                                             ----------           ----------

  Accounts payable, accrued expenses
    and other liabilities                                       502,578              362,336

Company-obligated mandatorily redeemable preferred
    securities of a trust holding solely Parent
    Company subordinated debt securities                        136,965              136,965

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500                                                         41                   41
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 69,058,627
    shares issued in 2001 and 67,880,405
    shares issued in 2000                                           691                  679
  Additional paid-in capital                                    755,750              735,669
  Accumulated deficit                                          (100,709)            (103,015)
  Accumulated other comprehensive income (loss)                  (4,494)              (2,906)
                                                             ----------           ----------

    Net shareholders' equity                                    651,279              630,468
                                                             ----------           ----------

      Total                                                  $4,734,477           $4,175,538
                                                             ==========           ==========

                       THE ROUSE COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                            (Unaudited, in thousands)

                                                                       2001                  2000
                                                                     --------              --------

Cash flows from operating activities:
 Rents and other revenues received                                   $ 370,036            $ 303,437
 Proceeds from land sales                                              128,789                  ---
 Interest received                                                       3,517                3,615
 Operating expenditures                                               (178,689)            (139,819)
 Land development expenditures                                         (61,189)                 ---
 Interest paid                                                        (112,024)            (116,863)
 Operating distributions from unconsolidated
   real estate ventures                                                 21,303               47,152
                                                                     ---------            ---------
     Net cash provided by operating activities                         171,743               97,522
                                                                     ---------            ---------
Cash flows from investing activities:
 Expenditures for properties in development                            (93,645)            (103,932)
 Expenditures for improvements to existing properties                  (15,693)             (19,798)
 Expenditures for property acquisitions                                    ---              (19,029)
 Proceeds from dispositions of interests in properties                   4,548                  980
 Other distributions from unconsolidated
   real estate ventures                                                 88,260               65,154
 Expenditures for investments in
   unconsolidated real estate ventures                                 (21,275)              (9,497)
 Other                                                                   1,851                1,658
                                                                     ---------            ---------
    Net cash used by investing activities                              (35,954)             (84,464)
                                                                     ---------            ---------
Cash flows from financing activities:
 Proceeds from issuance of property debt                                95,184              139,667
 Repayments of property debt:
   Scheduled principal payments                                        (30,218)             (27,987)
   Other payments                                                      (77,721)            (121,613)
 Proceeds from issuance of other debt                                    4,614               93,750
 Repayments of other debt                                              (59,434)             (15,367)
 Purchases of Company common stock                                     (13,035)             (41,479)
 Proceeds from exercise of stock options                                 6,180                7,132
 Dividends paid                                                        (54,881)             (52,094)
 Other                                                                  (1,314)                 755
                                                                     ---------            ---------
    Net cash used by financing activities                             (130,625)             (17,236)
                                                                     ---------            ---------
Net increase (decrease) in cash and cash equivalents                     5,164               (4,178)
Cash and cash equivalents at beginning of period                        14,742               27,490
                                                                     ---------            ---------
Cash and cash equivalents at end of period                           $  19,906            $  23,312
                                                                     =========            =========



The accompanying notes are an integral part of these statements.

                       THE ROUSE COMPANY AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued
                     Six Months Ended June 30, 2001 and 2000
                            (Unaudited, in thousands)


                                                                      2001                2000
                                                                     ------              ------


Reconciliation of net earnings to net cash provided by operating activities:

  Net earnings                                                      $ 57,187            $ 65,155
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
       Depreciation and amortization                                  60,798              41,494
       Decrease (increase) in undistributed
           earnings of unconsolidated real
           estate ventures                                             8,227             (23,459)
       Loss on operating properties, net                                 239               5,915
       Extraordinary loss                                                644                 722
       Cumulative effect of change in
           accounting principle                                          411                 ---
       Participation expense pursuant to
           Contingent Stock Agreement                                 20,011              13,118
       Provision for bad debts                                         3,503               3,056
       Changes in operating assets and liabilities
           and other, net                                             20,723              (8,479)
                                                                    --------            --------

  Net cash provided by operating activities                         $171,743            $ 97,522
                                                                    ========            ========

Schedule of noncash investing and financing
  activities:
       Common stock issued pursuant to Contingent
           Stock Agreement                                          $ 20,903            $ 14,208
       Debt assumed by purchasers of land                             19,950                 ---
       Debt assumed in acquisition of other assets                    80,000                 ---
       Common stock issued in acquisition of
           voting interests in majority financial
           interest ventures                                           3,500                 ---
       Mortgage, other debt and other liabilities
           assumed in acquisition of majority
           financial interest ventures                               547,531                 ---
       Property and other assets obtained in
           acquisition of majority financial
           interest ventures                                         884,572                 ---
       Capital lease obligations incurred                              1,180               1,168
                                                                    ========            ========

                                        7

                       THE ROUSE COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

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

        In the fourth quarter of 2000, the Company adopted the Emerging Issues
           Task Force consensus on Issue 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures" (EITF 00-1). The consensus requires that the proportionate share method of accounting (under which an entity records its share of the assets, liabilities, revenues and expenses of partnerships and other ventures in which it has joint interest and control) be discontinued, except in limited circumstances. As a result of adopting this consensus, the Company's share of the net assets of ventures in which it has joint interest and control is carried in investments in and advances to unconsolidated real estate ventures in the balance sheets and its share of their net earnings before extraordinary items and cumulative effect of change in accounting principle is carried in equity in earnings of unconsolidated real estate ventures in the statements of operations and comprehensive income.

       The adoption of EITF 00-1 affected previously reported balances as follows (in thousands):

                                                                Three months                 Six months
                                                               ended June 30,              ended June 30,
                                                                    2000                        2000
                                                               --------------              --------------
          Decrease in:
              Revenues                                         $       16,867              $       32,466
              Operating expenses, exclusive of
                depreciation and amortization                           6,336                      12,230
              Interest expense                                          3,322                       6,633
              Depreciation and amortization                             1,262                       2,492
              Income tax provision                                         19                          46
                                                                      -------                     -------
                   Increase in equity in earnings
                      of unconsolidated real estate
                      ventures                                 $        5,928              $       11,065
                                                                      =======                     =======

        In addition to reclassifications attributable to the adoption of EITF
           00-1, certain other amounts for prior periods have been reclassified to conform to the current presentation.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(2) Tax status
    ----------

        The Company elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998. Management believes that the Company met the qualifications for REIT status as of June 30, 2001 and intends for it to meet the qualifications in the future.

        The REIT Modernization Act ("RMA") was included in the Tax Relief
           Extension Act of 1999, which was enacted into law on December 17, 1999. RMA includes numerous amendments to the provisions governing the qualification and taxation of REITs, and these amendments were effective January 1, 2001. One of the principal provisions included in the RMA provides for the creation of taxable REIT subsidiaries ("TRS"). TRS are corporations that are permitted to engage in nonqualifying REIT activities. Under the RMA, a REIT is permitted to own up to 100% of the voting stock of TRS. Previously, a REIT could not own more than 10% of the voting stock of a corporation conducting nonqualifying activities. Relying on this legislation, in January 2001, the Company acquired all of the voting stock of the majority financial interest ventures owned by The Rouse Company Incentive Compensation Statutory Trust ("Trust"). Additional information related to the acquisition, these ventures and the Trust is included in note 3. The Company and these subsidiaries made a joint election to treat the subsidiaries as TRS for Federal and certain state income tax purposes beginning January 2, 2001.

        As of June 30, 2001, most states in which the Company operates have enacted legislation that would permit a REIT to own TRS. The Company expects that the states that have not enacted the legislation will do so during 2001. In addition, the Company expects that this legislation will be made retroactive to January 1, 2001. However, if conforming legislation is not enacted, the Company will be taxed as a C-Corporation in those states. Provisions for these state income taxes are insignificant to the Company's results of operations. Except with respect to the TRS, management does not believe that the Company will be liable for significant income taxes at the Federal level or in most of the states in which it operates in 2001 and future years.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(2) Tax status, continued
    ---------------------

        Also, in connection with its election to be taxed as a REIT, the Company has elected to be subject to the "built-in gain" rules. Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on the Company's assets, at the date of conversion to REIT status, are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $2.5 billion. Management believes that the Company will not be required to make significant payments of taxes on built-in gains throughout the ten-year period due to the availability of its net operating loss carryforward to offset certain built-in gains which might be recognized and the potential for the Company to make nontaxable dispositions, if necessary. It may be necessary to recognize a liability for taxes on built-in gains in the future if management's plans and intentions with respect to asset dispositions, or the related tax laws, change.

(3) Unconsolidated real estate ventures
    -----------------------------------

        Investments in and advances to unconsolidated real estate ventures are summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                                             June 30,         December 31,
                                                               2001              2000
                                                             --------         ------------

     Majority financial interest ventures                    $    ---          $333,541
     Other unconsolidated real estate ventures                166,489           208,304
                                                             --------          --------
                Total                                        $166,489          $541,845
                                                             ========          ========

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

        The equity in earnings of unconsolidated real estate ventures is summarized, based on the level of the Company's financial interest, as follows (in thousands):


                                                                   Three months                          Six months
                                                                  ended June 30,                      ended June 30,
                                                           -------------------------              -------------------------
                                                            2001              2000                 2001              2000
                                                           ------            -------              -------           -------
        Majority financial interest ventures               $  ---            $26,024              $   ---           $50,206
        Other unconsolidated real estate ventures           5,714             11,717               13,076            20,405
                                                           ------            -------              -------           -------
                     Total                                 $5,714            $37,741              $13,076           $70,611
                                                           ======            =======              =======           =======

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

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

        The condensed, combined balance sheet at December 31, 2000 of the ventures in which the Company held majority financial interests is summarized as follows (in thousands):

          Assets:
              Operating properties, net                       $337,005
              Properties in development                         23,582
              Land held for development and sale               250,510
              Investments in and advances to
                unconsolidated real estate ventures            106,892
              Prepaid expenses and other assets                 95,803
              Accounts and notes receivable                     64,269
              Cash and cash equivalents                             15
                                                              --------
                   Total                                      $878,076
                                                              ========

          Liabilities and shareholders' deficit:
              Loans and advances from the Company             $450,710
              Mortgages payable and other long-term debt       326,290
              Other liabilities                                101,887
              Redeemable Series A Preferred stock               50,000
              Shareholders' deficit                            (50,811)
                                                              --------
                   Total                                      $878,076
                                                              ========

        The condensed, combined statements of operations of the ventures in which the Company held majority financial interests are summarized as follows (in thousands):

                                                              Three                      Six
                                                           months ended              months ended
                                                          June 30, 2000             June 30, 2000
                                                          -------------             -------------
              Revenues                                     $     79,938             $     161,941
              Operating expenses                                (42,280)                  (83,640)
              Interest expense, excluding interest
                on borrowings from the Company                   (2,155)                   (4,780)
              Interest expense on borrowings
                from the Company                                (13,003)                  (26,693)
              Depreciation and amortization                      (4,166)                   (8,147)
              Equity in earnings of unconsolidated
                real estate ventures                                237                       429
              Income taxes, primarily deferred                   (4,892)                  (13,081)
                                                          -------------             -------------
                   Net earnings                            $     13,679             $      26,029
                                                          =============             =============

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(3) Unconsolidated real estate ventures, continued
    ----------------------------------------------

        The Company's share of the earnings of these ventures is summarized as follows (in thousands):

                                                                          Three            Six
                                                                       months ended     months ended
                                                                      June 30, 2000    June 30, 2000
                                                                      -------------    -------------
              Share of net earnings based
                on ownership interest                                 $      13,542    $      25,769

              Participation by others in the
                Company's share of earnings                                  (4,616)         (13,115)

              Interest on loans to and advances
                from the ventures, net                                       13,003           26,693

              Eliminations and other, net                                     4,095           10,859
                                                                      -------------    -------------
                                                                      $      26,024    $      50,206
                                                                      =============    =============

(4) Debt
    ----
        Debt is summarized as follows (in thousands):

                                                               June 30,                            December 31,
                                                                 2001                                  2000
                                                 -------------------------------           ----------------------------
                                                                         Due in                                 Due in
                                                    Total               one year               Total           one year
                                                 ----------            ---------           ----------          --------
    Mortgages and bonds                          $2,748,197            $275,164            $2,281,299          $196,224
    Medium-term notes                                51,500               3,000                81,500            30,000
    Credit facility
      borrowings                                    176,000                 ---               198,000               ---
    Other loans                                     467,958              41,922               484,970               310
                                                 ----------            --------            ----------          --------
               Total                             $3,443,655            $320,086            $3,045,769          $226,534
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

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment information
    -------------------

        The Company has five reportable segments: retail centers, office and other properties, community development (formerly land sales operations), commercial development (formerly development), and corporate. Effective January 1, 2001, the Company changed the operating measure used to assess operating results for the reportable segments to Net Operating Income ("NOI"). The Company defines NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, gains (losses) on operating properties, real estate depreciation and amortization, deferred income taxes, and interest and other financing expenses. Other financing expenses include distributions on Company-obligated mandatorily redeemable preferred securities and certain disproportionate preference returns to partners, net of interest income earned on corporate investments. Additionally, equity in earnings of certain unconsolidated real estate ventures is adjusted to reflect NOI on the same basis. Segment results for prior periods have been restated to conform to this presentation.

        The accounting policies of the segments are the same as those of the Company, except that:

               o in 2000, majority financial interest ventures were accounted for on a consolidated basis rather than using the equity method;

               o real estate ventures in which the Company has joint interest and control and certain other minority interest ventures (proportionate share ventures) are accounted for using the proportionate share method rather than the equity method; and

               o the Company's share of NOI less interest and other financing expenses of other unconsolidated minority interest ventures (other ventures) is included in revenues.

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

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment information, continued
    ------------------------------

         Operating results for the segments are summarized as follows (in thousands):

                                                Office
                                Retail         and Other         Community           Commercial
                                Centers       Properties        Development         Development         Corporate        Total
                               --------       ----------        -----------         -----------         ---------        -----
Three months ended
June 30, 2001
-------------
 Revenues (1)                  $154,475       $   50,425        $    64,904         $       ---         $     ---       $269,804
 Operating expenses (2)          68,404           19,281             45,861               1,147             3,116        137,809
                               --------       ----------        -----------         -----------         ---------       --------
       NOI                     $ 86,071       $   31,144        $    19,043         $    (1,147)        $  (3,116)      $131,995
                               ========       ==========        ===========         ===========         =========       ========

Three months ended
June 30, 2000
-------------
 Revenues (1)                  $151,228       $   53,983        $    54,998         $       ---         $     ---       $260,209
 Operating expenses (2)          68,347           19,328             34,056                 949             2,422        125,102
                               --------       ----------        -----------         -----------         ---------       --------
       NOI                     $ 82,881       $   34,655        $    20,942         $      (949)        $  (2,422)      $135,107
                               ========       ==========        ===========         ===========         =========       ========

Six months ended
June 30, 2001
-------------
 Revenues (1)                  $307,683       $  101,353        $   133,518         $       ---         $     ---       $542,554
 Operating expenses (2)         136,177           38,680             87,914               2,747             6,606        272,124
                               --------       ----------        -----------         -----------         ---------        -------
       NOI                     $171,506       $   62,673        $    45,604         $    (2,747)        $  (6,606)      $270,430
                               ========       ==========        ===========         ===========         =========       ========

Six months ended
June 30, 2000
-------------
 Revenues (1)                  $303,198       $  106,432        $   114,148         $       ---         $     ---       $523,778
 Operating expenses (2)         138,454           38,486             73,333               1,648             4,629        256,550
                               --------       ----------        -----------         -----------         ---------       --------
       NOI                     $164,744       $   67,946        $    40,815         $    (1,648)        $  (4,629)      $267,228
                               ========       ==========        ===========         ===========         =========       ========


(1) Revenues in this table exclude interest income earned on corporate investments.

(2) Operating expenses in this table include current income taxes and exclude distributions on Company-obligated mandatorily redeemable preferred securities and real estate depreciation and amortization.


        Reconciliations of total revenues and operating expenses reported above to the related amounts in the consolidated financial statements and of NOI reported above to earnings before gain (loss) on operating properties, net, extraordinary items, and cumulative effect of change in accounting principle in the consolidated financial statements are summarized as follows (in thousands):

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment Information, continued
    ------------------------------

                                                                                             Three months
                                                                                            ended June 30,
                                                                                     ------------------------
                                                                                        2001             2000
                                                                                     ----------    ----------
       Revenues:
           Total reported above                                                      $  269,804    $  260,209
           Corporate interest income                                                        189           278
           Revenues of majority financial interest ventures                                 ---       (79,938)
           Share of revenues of proportionate share ventures                            (21,127)      (27,892)
           Company's share of NOI less interest and other
             financing expenses of other minority interest
             ventures                                                                    (2,237)       (2,212)
           Other                                                                            748           274
                                                                                     ----------    ----------
               Total in consolidated financial statements                            $  247,377    $  150,719
                                                                                     ==========    ==========

       Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
           Total reported above                                                      $  137,809    $  125,102
           Distributions on Company-obligated mandatorily
             redeemable preferred securities                                              3,211         3,211
           Operating expenses of majority financial
             interest ventures                                                              ---       (42,280)
           Share of operating expenses of proportionate
             share ventures                                                              (8,642)       (9,687)
           Provision for bad debts                                                       (2,170)         (959)
           Participation by others in the Company's share of
             earnings of majority financial interest ventures                               ---        (4,616)
           Current income taxes                                                          (1,181)          (52)
           Other                                                                            748          (248)
                                                                                     ----------    ----------
               Total in consolidated financial statements                            $  129,775    $   70,471
                                                                                     ==========    ==========

       Operating results:
           NOI reported above                                                        $  131,995    $  135,107
           Interest expense                                                             (57,785)      (59,216)
           Interest expense of majority financial interest
             ventures, excluding interest on borrowings
             from the Company                                                               ---        (2,155)
           Share of interest expense of proportionate
             share ventures                                                              (5,603)       (6,422)
           Corporate interest income                                                        189           278
           Distributions on Company-obligated mandatorily
             redeemable preferred securities                                             (3,211)       (3,211)
           Depreciation and amortization                                                (30,164)      (22,029)
           Deferred income tax provision                                                 (5,607)          ---
           Share of depreciation and amortization, gains
             (losses) on operating properties, net, and deferred
             income taxes of unconsolidated real estate
             ventures, net                                                               (3,405)       (6,619)
                                                                                     ----------    ----------
           Earnings before gain (loss) on operating properties,
             net, extraordinary items, and cumulative
             effect of change in accounting principle
             in consolidated financial statements                                    $   26,409    $   35,733
                                                                                     ==========    ==========

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment Information, continued
    ------------------------------

                                                                                                              Six months
                                                                                                            ended June 30,
                                                                                                    ----------------------------
                                                                                                       2001              2000
                                                                                                    ---------          ---------
       Revenues:
           Total reported above                                                                     $ 542,554          $ 523,778
           Corporate interest income                                                                      513                501
           Revenues of majority financial interest ventures                                               ---           (161,941)
           Share of revenues of proportionate share ventures                                          (41,424)           (54,480)
           Company's share of NOI less interest and other
             financing expenses of other minority interest
             ventures                                                                                  (4,479)            (4,377)
           Other                                                                                        1,837                274
                                                                                                    ---------          ---------
               Total in consolidated financial statements                                           $ 499,001          $ 303,755
                                                                                                    =========          =========

       Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
           Total reported above                                                                     $ 272,124          $ 256,550
           Distributions on Company-obligated mandatorily
             redeemable preferred securities                                                            6,429              6,429
           Operating expenses of majority financial
             interest ventures                                                                            ---            (83,640)
           Share of operating expenses of proportionate
             share ventures                                                                           (16,663)           (19,407)
           Provision for bad debts                                                                     (3,503)            (3,056)
           Participation by others in the Company's share of
             earnings of majority financial interest ventures                                             ---            (13,115)
           Current income taxes                                                                        (2,486)              (107)
           Other                                                                                        1,837             (1,760)
                                                                                                    ---------          ---------
               Total in consolidated financial statements                                           $ 257,738          $ 141,894
                                                                                                    =========          =========

       Operating results:
           NOI reported above                                                                       $ 270,430          $ 267,228
           Interest expense                                                                          (117,946)          (116,023)
           Interest expense of majority financial interest
             ventures, excluding interest on borrowings
             from the Company                                                                             ---             (4,780)
           Share of interest expense of proportionate
             share ventures                                                                           (10,437)           (12,981)
           Corporate interest income                                                                      513                501
           Distributions on Company-obligated mandatorily
             redeemable preferred securities                                                           (6,429)            (6,429)
           Depreciation and amortization                                                              (60,798)           (41,494)
           Deferred income tax provision                                                              (11,125)               ---
           Share of depreciation and amortization, gains
             (losses) on operating properties, net, and deferred
             income taxes of unconsolidated real estate
             ventures, net                                                                             (5,727)           (14,230)
                                                                                                    ---------          ---------
           Earnings before gain (loss) on operating properties,
             net, extraordinary items, and cumulative
             effect of change in accounting principle
             in consolidated financial statements                                                   $  58,481          $  71,792
                                                                                                    =========          =========

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(5) Segment Information, continued
    ------------------------------

        The assets by segment are as follows (in thousands):

                                                    June 30,                   December 31,
                                                      2001                        2000
                                                  ----------                   ------------
         Retail Centers                           $3,393,729                   $  3,372,114
         Office and Other Properties               1,066,408                      1,086,187
         Community Development                       451,307                        374,668
         Commercial Development                      112,545                         72,673
         Corporate                                   119,314                        119,609
                                                  ----------                   ------------
                Total                             $5,143,303                   $  5,025,251
                                                  ==========                   ============

        Total segment assets exceeds total assets reported in the financial statements primarily because of the consolidation of the majority financial interest ventures at December 31, 2000 and the inclusion of the Company's share of the assets of the proportionate share ventures.

(6) Extraordinary Loss
    ------------------

        The extraordinary loss for the three and six months ended June 30, 2001 and 2000 related to the extinguishment of debt prior to scheduled maturity. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were the refinancing of property debt and proceeds from the dispositions of interests in properties.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(7) Earnings per share
    ------------------

        Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended June 30, 2001 and 2000 is summarized as follows (in thousands):

                                                                       2001                                 2000
                                                              ----------------------              --------------------------
                                                               Basic         Diluted               Basic             Diluted
                                                              -------        -------              -------            -------
        Earnings before
           extraordinary items
           and cumulative effect
           of change in accounting
           principle                                          $26,571        $26,571              $34,509            $34,509
        Dividends on unvested
           common stock awards
           and other                                             (171)          (129)                (111)               (84)
        Dividends on Preferred
           stock                                               (3,038)        (3,038)              (3,038)            (3,038)
        Interest on convertible
           property debt                                          ---            ---                  ---                769
                                                              -------        -------              -------            -------
        Adjusted earnings before extraordinary
           items and cumulative effect of
           change in accounting principle
           used in EPS computation                            $23,362        $23,404              $31,360            $32,156
                                                              =======        =======              =======            =======
        Weighted-average shares
           outstanding                                         68,437         68,437               69,637             69,637
        Dilutive securities:
           Options, warrants,
             unvested common stock
             awards and other                                     ---          1,070                  ---                676
           Convertible property debt                              ---            ---                  ---              1,941
                                                              -------        -------              -------            -------
        Adjusted weighted-average
           shares used in EPS
           computation                                         68,437         69,507               69,637             72,254
                                                              =======        =======              =======            =======

         Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(7) Earnings per share, continued
    -----------------------------

        Information relating to the calculations of earnings per share (EPS) of common stock for the six months ended June 30, 2001 and 2000 is summarized as follows (in thousands):

                                                                    2001                                 2000
                                                           -----------------------             ------------------------
                                                           Basic           Diluted             Basic            Diluted
                                                           -----           -------             -----            -------
        Earnings before
           extraordinary items
           and cumulative effect
           of change in accounting
           principle                                     $58,242           $58,242           $65,877            $65,877
        Dividends on unvested
           common stock awards
           and other                                        (343)             (272)             (221)              (185)
        Dividends on Preferred
           stock                                          (6,076)           (6,076)           (6,076)            (6,076)
        Interest on convertible
           property debt                                     ---               ---               ---              1,538
                                                         -------           -------           -------            -------
        Adjusted earnings before
           extraordinary items and
           cumulative effect of
           change in accounting
           principle used in EPS
           computation                                   $51,823           $51,894           $59,580            $61,154
                                                         =======           =======           =======            =======
        Weighted-average shares
           outstanding                                    68,434            68,434            70,027             70,027
        Dilutive securities:
           Options, warrants,
             unvested common stock
             awards and other                                ---               991               ---                454
           Convertible property debt                         ---               ---               ---              1,930
                                                         -------           -------           -------            -------
        Adjusted weighted-average
           shares used in EPS
           computation                                    68,434            69,425            70,027             72,411
                                                         =======           =======           =======            =======


        Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(8) Contingencies
    -------------

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

(9) Shelf registration statement
    ----------------------------

        At June 30, 2001, the Company had a shelf registration statement for the future sale of up to an aggregate of $1.9 billion (based on the public offering price) of common stock, Preferred stock and debt securities.

(10) Cumulative effect of change in accounting for derivative instruments
     ---------------------------------------------------------------------
     and hedging activities
     ----------------------

        In June 1999, the Financial Accounting Standards Board (FASB) issued
           Statement of Financial Accounting Standards No. 137 (Statement 137), an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), issued in June 1998. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which provides additional guidance with respect to and amends Statement 133. The Company adopted Statement 133, as amended, effective January 1, 2001. The Company's use of derivative instruments has consisted primarily of interest rate cap and swap agreements related to specific debt financings. Derivative instruments held by the Company at January 1, 2001 consisted solely of interest rate cap and swap agreements used to hedge interest rate risk associated with specific variable rate loans. The cap agreements were

                       THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(10) Cumulative effect of change in accounting for derivative instruments
     ---------------------------------------------------------------------
     and hedging activities, continued
     ---------------------------------

           designated as hedges of specific loans, and the fair values of derivative instruments were not significant at January 1, 2001. Upon adoption of Statement 133, as amended, the Company recorded a cumulative effect at January 1, 2001 of a change in accounting for derivative instruments and hedging activities of approximately $.4 million ($.01 per share basic and diluted). The effect of this change on operating results for the six months ended June 30, 2001, excluding the cumulative effect of initial adoption, was insignificant. Ongoing application of the Statement will result in changes in earnings, assets and liabilities reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in the fair values of derivatives, it is not possible to estimate the timing, amount or direction of these changes.

        The Company's use of derivative financial instruments is designed to reduce risk associated with movements in interest rates. The Company may reduce cash flow and earnings volatility associated with interest rate risk exposure on variable rate borrowings and/or forecasted fixed rate borrowings. In some instances, lenders may require the Company to do so. In order to limit interest rate risk on variable rate borrowings, the Company may enter into interest rate swaps or interest rate caps to hedge specific risks. In order to limit interest rate risk on forecasted borrowings, the Company may enter into forward-rate agreements, forward starting swaps, interest rate locks and interest rate collars. The Company does not use derivative financial instruments for speculative purposes.

        In the second quarter of 2001, the Company entered into interest rate swap agreements designated as cash flow hedges of interest payments on $300 million of variable rate debt through May 2002. The weighted-average interest rate on this debt is effectively fixed at approximately 5.65% through May 2002. In accordance with Statement 133, the unrealized loss on derivatives designated as cash flow hedges of $.6 million has been recognized as an other item of comprehensive income (loss). The Company expects this amount to be recognized in net earnings before May 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:


                       THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 2000 and any material changes in the results of operations for the three and six months ended June 30, 2001 as compared to the same periods in 2000. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 Annual Report to Shareholders.

General:
-------

Through its subsidiaries and affiliates, the Company acquires, develops, and manages a diversified portfolio of retail centers, office and industrial buildings, and mixed-use and other properties located throughout the United States and develops and sells land for residential, commercial and other uses, primarily in Columbia, Maryland and Summerlin, Nevada.

A primary business strategy of the Company is to own and operate premier operating properties - shopping centers, major mixed-use projects, and geographically concentrated office and industrial buildings (principally complementing community development activities) in major markets across the United States. In order to achieve this objective, management is continually evaluating opportunities to acquire properties and evaluating the outlook for properties in its portfolio. This includes considering opportunities to expand and/or renovate the properties and assessing whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate properties to meet its objective. The Company is currently expanding and redeveloping Fashion Show, a retail center on "the Strip" in Las Vegas, Nevada and expects to complete this project in phases beginning in September 2002. Also, the Company is continually evaluating opportunities to acquire or develop operating properties it believes have prospects consistent with its objectives. The Company is an investor in a joint venture that is developing The Village of Merrick Park, a major mixed-use project in Coral Gables, Florida, that is expected to open in September 2002. The Company has disposed of interests in more than 40 projects since 1993 and intends to continue to dispose of properties that are not meeting or are not considered to have the potential to continue to meet its investment criteria. The Company may also selectively dispose of properties for other reasons. In June 2001, the Company announced that it was considering selling interests in the Hughes Center, an office complex located in Las Vegas, Nevada. If management decides to sell the Company's interest, any proceeds of a sale would be used to repay debt and fund development costs. Disposition decisions and related transactions may cause the Company to recognize gains or losses that

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

General, continued:
------------------

   could have material effects on reported net earnings in future quarters or fiscal years, and, taken together with the use of sales proceeds, may have a material effect on the overall consolidated financial position of the Company.

The Company and its affiliates have significant experience in developing and managing large scale land development projects, including the communities of Columbia, Maryland and Summerlin, Nevada. To leverage this experience and provide further growth opportunities, the Company is continually evaluating opportunities to acquire new and/or existing land development projects. Net cash flows provided by community development operations provide an additional source of funding for other activities of the Company.

Portfolio changes:
-----------------

The Company believes that space in high quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers, and that these retail centers are better able to withstand difficult conditions in the real estate and retail industries. The Company also believes that space in class-A office projects in growing metropolitan areas continues to be in demand by tenants. In 2001 and 2000, the Company and its affiliates completed an acquisition, several sale/transfer/exchange transactions (collectively "dispositions"), several expansion projects, and the development of two new office buildings designed to upgrade the overall quality of the property portfolio or to provide liquidity for development costs, repurchases of common stock, and other uses.

The acquisition and disposition activity is summarized as follows:

    Retail Centers Acquisition                  Date Acquired
    --------------------------                  -------------
         Westdale Mall(note 1)                  August 2000

    Retail Centers Dispositions                 Date Disposed
    ---------------------------                 -------------
         North Star (note 2)                    July 2000
         Midtown Square                         October 2000
         The Grand Avenue                       November 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Portfolio changes, continued:
----------------------------

Office and Other Properties Dispositions                      Date Disposed
----------------------------------------                      -------------
         Hunt Valley Business Center (1 building)             June 2000
         Midtown Office                                       October 2000
         Owen Brown I & II                                    November 2000
         Hughes Airport Center (34 buildings) (note 2)        December 2000
         Hughes Cheyenne Center (3 buildings) (note 2)        December 2000
         Hunt Valley Business Center (2 buildings)            December 2000
         Hunt Valley Business Center (1 building)             April 2001

     note 1: The Company acquired a 65% interest in August 2000, increasing its interest to 85%.
     note 2: The Company contributed its ownership interests to entities in which it retained minority interests.

The expansion projects completed during 2001 and 2000 are summarized as follows:

         Retail Centers                                       Date Opened
         --------------                                       -----------
         Moorestown Mall Expansion - Phase II                 March 2000
         Pioneer Place Expansion                              March 2000
         Exton Square Expansion - Phase II                    May 2000
         Perimeter Mall Expansion                             July 2000
         Oviedo Marketplace Expansion                         October 2000
         The Mall in Columbia Expansion - Phase III           May 2001

As part of its strategy of developing office buildings to complement community development projects, the Company completed two office buildings in Summerlin Town Center in Nevada in the first quarter of 2001.

Operating results:
-----------------

As indicated in the 2000 Annual Report to Shareholders, the discussion of operating results covers each of the Company's business segments as management believes that a segment analysis provides the most effective means of understanding the business. Note 5 to the consolidated financial statements included in this Form 10-Q should be referred to when reading this discussion and analysis. The operating measure used by the Company to measure and assess operating results for the reportable segments is net operating income ("NOI"). The Company defines NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, gains (losses) on operating properties, real estate depreciation and amortization, deferred income taxes, and interest and other financing expenses. Other financing expenses include distributions on Company-obligated mandatorily

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Operating results, continued:
----------------------------

   redeemable preferred securities and certain disproportionate preference returns to partners, net of interest income earned on corporate investments.

As discussed in note 5, segment operating data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those followed for external reporting except that:

    o in 2000, majority financial interest ventures were accounted for on a consolidated basis rather than using the equity method;

    o real estate ventures in which the Company has joint interest and control and certain other real estate ventures (proportionate share ventures) are accounted for using the proportionate share method rather than the equity method; and

    o the Company's share of NOI less interest and other financing expenses of other unconsolidated real estate ventures (other ventures) is included in revenues.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on the reported net earnings or NOI of the Company. Revenues and operating expenses reported for the segments are reconciled to the related amounts reported in the consolidated financial statements in note 5. The reasons for significant changes in revenues and expenses comprising NOI and other elements of net earnings are discussed below.

Operating Properties - Retail Centers:
-------------------------------------

Operating results of retail centers are summarized as follows (in millions):


                                                                         Three months                      Six months
                                                                        ended June 30,                    ended June 30,
                                                                   -----------------------          -----------------------
                                                                      2001            2000             2001            2000
                                                                   -------         -------          -------        --------

Revenues                                                           $ 154.5         $ 151.2          $ 307.7        $  303.2
Operating expenses, exclusive
  of depreciation and amortization                                    68.4            68.3            136.2           138.5
                                                                   -------         -------          -------        --------
         NOI                                                          86.1            82.9            171.5           164.7
Depreciation and amortization                                         22.4            19.0             45.1            38.3
                                                                   -------         -------          -------        --------
         Operating income                                          $  63.7         $  63.9          $ 126.4        $  126.4
                                                                   =======         =======          =======        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Operating Properties - Retail Centers, continued:
------------------------------------------------

Revenues increased $3.3 million and $4.5 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increase was attributable primarily to effects of the aforementioned project expansions ($2.8 million and $8.4 million for the three and six months ended June 30, 2001, respectively) and acquisition ($1.8 million and $3.5 million for the three and six months ended June 30, 2001, respectively), higher rents on re-leased space, and higher lease termination payments ($1.3 million and $2.5 million for the three and six months ended June 30, 2001, respectively) at comparable properties. These increases were partially offset by the effects of properties disposed ($5.8 million and $11.5 million for the three and six months ended June 30, 2001, respectively) and lower average occupancy levels at comparable properties (92.6% in 2001 compared to 93.9% in 2000).

Total operating expenses increased $.1 million and decreased $2.3 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The fluctuations were attributable primarily to the aforementioned disposition of properties (decreases of $3.4 million and $6.8 million for the three and six months ended June 30, 2001, respectively), project expansions (increases of $1.7 million and $2.7 million for the three and six months ended June 30, 2001, respectively) and the property acquisition (increase of $1.1 million and $2.3 million for the three and six months ended June 30, 2001, respectively).

Depreciation and amortization expense increased $3.4 million and $6.8 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increase was attributable primarily to the portfolio changes described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Operating Properties - Office and Other Properties:
--------------------------------------------------

Operating results of office and other properties are summarized as follows (in millions):

                                                                          Three months                    Six months
                                                                         ended June 30,                  ended June 30,
                                                                     ----------------------         ----------------------
                                                                      2001            2000           2001            2000
                                                                     -----            -----         ------          ------
Revenues                                                             $50.4            $54.0         $101.4          $106.4
Operating expenses, exclusive
  of depreciation and amortization                                    19.3             19.3           38.7            38.5
                                                                     -----            -----         ------          ------
         NOI                                                          31.1             34.7           62.7            67.9
Depreciation and amortization                                         11.2              8.4           21.4            16.0
                                                                     -----            -----         ------          ------
         Operating income                                            $19.9            $26.3         $ 41.3          $ 51.9
                                                                     =====            =====         ======          ======

Revenues decreased $3.6 million and $5.0 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The decrease was attributable primarily to the dispositions of interests in properties in 2000 ($5.6 million and $10.7 million for the three and six months ended June 30, 2001, respectively). This decrease was partially offset by slightly higher average occupancy levels at comparable properties (92.2% in 2001 compared to 91.9% in 2000) and higher rents on re-leased space.

Total operating expenses did not change for the three months ended June 30, 2001 and increased $.2 million for the six months ended June 30, 2001 when compared to the same periods in 2000. The decreases in operating expenses attributable to the dispositions of interests in properties in 2000 ($1.2 million and $2.3 million for the three and six months ended June 30, 2001, respectively) were offset by the increases in expenses associated with the increase in occupancy at comparable properties discussed above.

Depreciation and amortization expense increased $2.8 million and $5.4 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increase was attributable primarily to the resumption of depreciation on properties the Company had classified as held for sale during 2000, partially offset by the effects of dispositions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Community Development:
---------------------

Community development relates primarily to the communities of Columbia, Maryland and Summerlin, Nevada. Generally, revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, availability of saleable land for particular uses, and management's decisions to sell, develop, or retain land.

Operating results of community development are summarized as follows (in millions):

                                                                         Three months                      Six months
                                                                        ended June 30,                   ended June 30,
                                                                   ------------------------          ------------------------
                                                                    2001              2000            2001              2000
                                                                   ------            ------          ------            ------
Nevada Operations:
      Revenues:
         Summerlin                                                 $ 56.3            $ 23.3          $ 94.3            $ 58.2
         Other                                                         .2                .9             2.0               3.8
      Operating costs and expenses:
         Summerlin                                                   40.8              18.5            68.0              47.0
         Other                                                         .2                .7             1.6               2.6
                                                                   ------            ------          ------            ------
      NOI                                                          $ 15.5            $  5.0          $ 26.7            $ 12.4
                                                                   ======            ======          ======            ======

Columbia and Other:
      Revenues                                                     $  8.4            $ 30.8          $ 37.2            $ 52.1
      Operating costs and expenses                                    4.9              14.9            18.3              23.7
                                                                   ------            ------          ------            ------
      NOI                                                          $  3.5            $ 15.9          $ 18.9            $ 28.4
                                                                   ======            ======          ======            ======

Total:
      Revenues                                                     $ 64.9            $ 55.0          $133.5            $114.1
      Operating costs and expenses                                   45.9              34.1            87.9              73.3
                                                                   ------            ------          ------            ------
      NOI                                                          $ 19.0            $ 20.9          $ 45.6            $ 40.8
                                                                   ======            ======          ======            ======

Revenues from Summerlin increased $33.0 million and $36.1 million for the three and six months ended June 30, 2001, respectively, while related costs and expenses increased $22.3 million and $21.0 million, respectively, compared to the same periods in 2000. The increases in land sales and related costs and expenses were attributable primarily to higher levels of sales for residential uses. Operating margins increased in the three and six months ended June 30, 2001 compared to the same periods in 2000 due to favorable pricing resulting from higher demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Community Development, continued:
--------------------------------

Revenues from Columbia and Other decreased $22.4 million and $14.9 million for the three and six months ended June 30, 2001, respectively, while related costs and expenses decreased $10.0 million and $5.4 million, respectively, compared to the same periods in 2000. The decreases in revenues and related costs and expenses were attributable primarily to the sale of land in New Jersey during the three months ended June 30, 2000 ($14.0 million in sales and $6.5 million in related costs). The Company has no additional saleable land at the New Jersey site. The remaining decrease in sales for the three months ended June 30, 2001 is primarily attributable to lower levels of sales for commercial uses. Operating costs and expenses as a percentage of sales increased in the three and six months ended June 30, 2001, compared to the same period in 2000. This increase is primarily attributable to a higher cost of sales on the land in Columbia than on the land at the New Jersey site, an increase in current income taxes and higher general and administrative expenses.

Commercial Development:
----------------------

Commercial development expenses consist primarily of preconstruction expenses, new business expenses, and disposition expenses. Preconstruction and new business expenses relate to the costs of evaluating potential projects which may not go forward to completion, acquisition of properties, and other business opportunities. Disposition expenses relate to the costs of evaluating and planning for the disposition of properties. Commercial development expenses increased by $.2 million and $1.0 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increases were primarily attributable to disposition evaluation activities.

Corporate:
---------

Corporate operating expenses consist of general and administrative costs and the Company's equity in the loss of MerchantWired, an unconsolidated venture with other real estate companies. The Company obtained an ownership interest in the venture and began recognizing its share of operations in the third quarter of 2000.

Total corporate expenses increased $.7 million and $2.0 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. The increases were attributable primarily to the Company's equity in losses of MerchantWired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Interest and other financing expenses:
-------------------------------------

Interest and other financing expenses include interest expense, including the Company's share of interest expense of unconsolidated real estate ventures, distributions on Company-obligated mandatorily redeemable preferred securities and return preferences on a certain joint venture, net of interest income earned on corporate investments. Total interest and other financing expenses were $66.4 million and $134.3 million for the three and six months ended June 30, 2001, respectively, and $70.7 million and $139.7 million for the three and six months ended June 30, 2000, respectively. The decreases in interest and other financing expenses were attributable primarily to lower levels of debt and lower interest rates.

Income taxes:
------------

As discussed in notes 2 and 3 to the consolidated financial statements, in January 2001, the Company acquired all of the voting stock of the majority financial interest ventures owned by The Rouse Company Incentive Compensation Statutory Trust. On January 2, 2001, the Company and these subsidiaries made a joint election to treat the subsidiaries as taxable REIT subsidiaries (TRS) for Federal and certain state income tax purposes. With respect to the TRS, the Company is liable for income taxes at the Federal and state levels and, accordingly, consolidated income taxes have increased.

Gain (loss) on operating properties, net:
----------------------------------------

Gain (loss) on operating properties, net, including the Company's share of those recorded by unconsolidated real estate ventures, was $.2 million (gain) and $.2 million (loss) for the three and six months ended June 30, 2001, respectively, and $1.2 million (loss) and $5.9 million (loss) for the three and six months ended June 30, 2000, respectively. The net loss on operating properties for the three months ended June 30, 2000 related to a provision for loss on a leasehold interest in a retail center the Company decided to dispose. The net loss on operating properties for the six months ended June 30, 2000 related primarily to this provision and an impairment provision recorded by the Company on its investment in a retail center that the Company and its venture partner intend to dispose.

Net earnings:
------------

The decrease in net earnings for the six months ended June 30, 2001 as compared to the same period in 2000 was attributable to the factors discussed above in the analyses of the segments, interest and other financing expenses, loss on operating properties, net, and cumulative effect of change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Funds From Operations:
---------------------

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

NOI and FFO are not measures of operating results or cash flows from operating activities as defined by accounting principles generally accepted in the United States of America. Additionally, NOI and FFO are not necessarily indicative of cash available to fund cash needs and should not be considered as alternatives to cash flows as measures of liquidity. However, the Company believes that NOI and FFO provide relevant information about its operations and are necessary, along with net earnings, for an understanding of its operating results.

FFO was $65.6 million and $136.1 million for the three and six months ended June
   30, 2001, respectively, and $64.4 million and $127.5 million for the same periods in 2000, respectively. The reasons for changes in revenues and expenses comprising FFO are discussed above in operating results and interest and other financing expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Funds From Operations, continued:
--------------------------------

Reconciliations of NOI to FFO and of FFO to earnings before gain (loss) on operating properties, net, extraordinary items, and cumulative effect of change in accounting principle in the consolidated financial statements are summarized as follows (in thousands):


                                                                                                  Three months
                                                                                                  ended June 30,
                                                                                      ----------------------------------
                                                                                        2001                      2000
                                                                                      --------                  --------
          Net Operating Income                                                        $131,995                  $135,107

          Interest and other financing expenses                                         66,410                    70,726
                                                                                      --------                  --------

              Funds From Operations                                                     65,585                    64,381

          Depreciation and amortization                                                (30,164)                  (22,029)
          Deferred income tax provision                                                 (5,607)                      ---
          Share of depreciation and
            amortization, gains (losses)
            on operating properties, net,
            and deferred income taxes of
            unconsolidated real estate ventures                                         (3,405)                   (6,619)
                                                                                      --------                  --------

              Earnings before gain (loss) on operating properties, net,
                 extraordinary items, and cumulative effect of change in
                 accounting principle in consolidated financial
                 statements                                                           $ 26,409                  $ 35,733
                                                                                      ========                  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Funds From Operations, continued:
--------------------------------

                                                                                                   Six months
                                                                                                  ended June 30,
                                                                                        ---------------------------------
                                                                                          2001                     2000
                                                                                        --------                 --------
          Net Operating Income                                                          $270,430                 $267,228

          Interest and other financing expenses                                          134,299                  139,712
                                                                                        --------                 --------

              Funds From Operations                                                      136,131                  127,516

          Depreciation and amortization                                                  (60,798)                 (41,494)
          Deferred income tax provision                                                  (11,125)                     ---
          Share of depreciation and
            amortization, gains (losses)
            on operating properties, net,
            and deferred income taxes of
            unconsolidated real estate ventures                                           (5,727)                 (14,230)
                                                                                        --------                 --------

              Earnings before gain (loss) on operating properties, net,
                 extraordinary items, and cumulative effect of change in
                 accounting principle in consolidated financial
                 statements                                                             $ 58,481                 $ 71,792
                                                                                        ========                 ========


Financial condition and liquidity:
---------------------------------

Shareholders' equity increased by $20.8 million from December 31, 2000 to June
   30, 2001. The increase was primarily attributable to net earnings for the six months ended June 30, 2001 and issuance of common stock pursuant to the Contingent Stock Agreement, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks and purchases of common stock.

The Company had cash and cash equivalents and investments in marketable securities totaling $41.4 million at June 30, 2001, including $4.0 million of investments held for restricted uses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Financial condition and liquidity, continued:
---------------------------------------------

In 2000, the Company obtained a $375 million unsecured revolving credit facility from a group of lenders. The facility is available until December 2003, subject to a one-year renewal option. The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity, and other corporate needs. It may also be used to pay some portion of existing debt. Availability under the facility was $199 million at June 30, 2001.

Segment debt, including debt of the Company and its share of debt of proportionate share ventures, at June 30, 2001 is summarized as follows (in millions):

                                                          Debt in                         Share of Debt of
                                                        Consolidated                    Proportionate Share
                                                    Financial Statements                     Ventures
                                                   ---------------------               --------------------
                                                                 Due in                             Due in
                                                     Total      one year                Total      one year
                                                   --------     --------               -------     --------
     Mortgages and bonds                           $2,748.2     $  275.2               $ 397.0     $    1.6
     Medium-term notes                                 51.5          3.0                   ---          ---
     Credit facility borrowings                       176.0          ---                   ---          ---
     Other loans                                      468.0         41.9                   ---          ---
                                                   --------     --------               -------     --------
          Total                                    $3,443.7     $  320.1               $ 397.0     $    1.6
                                                   ========     ========               =======     ========


As of June 30, 2001, Company debt due in one year was $320.1 million, including balloon payments due on mortgages of $251.8 million and repayments of medium-term notes of $3 million. The Company has an option to extend the maturity of a $62 million mortgage due in January 2002. The remaining balloon payments are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), credit facility borrowings, and other available corporate funds. The Company may also obtain extensions of maturities on certain loans.

The Company anticipates that the remaining cash requirements for new development and expansion projects will exceed $150 million for the remainder of 2001. These cash requirements will be funded from among the following sources: the proceeds of construction loans secured by the projects; property refinancings; credit facility borrowings; proceeds from the sales of properties; and/or other available corporate funds. The Company may also use distributions of financing proceeds from unconsolidated real estate ventures. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating sales of operating properties. However, selective dispositions of operating properties may provide capital resources in 2001 and in subsequent years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Financial condition and liquidity, continued:
--------------------------------------------

The Company has a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock, and debt securities. At June 30, 2001, the Company had issued approximately $358 million of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.9 billion. Also, under an effective registration statement the Company may issue additional medium-term notes of up to $29.7 million.

The Company has approval to repurchase, subject to certain pricing restrictions, up to $250 million of common stock. As of December 31, 2000, the Company had repurchased approximately 4.4 million shares under this program for approximately $101 million. The Company did not repurchase any stock under this program in the six months ended June 30, 2001.

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

Net cash provided by operating activities was $171.7 million and $97.5 million for the six months ended June 30, 2001 and 2000, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and land development costs. As discussed above, in January 2001, the Company acquired all of the voting stock of certain majority interest ventures and, accordingly, cash flows of these subsidiaries were included in the consolidated statement of cash flows from the date of the acquisition. In 2000, cash flows from operations related to these ventures were limited to dividends and interest received from them. The increase of net cash provided by operating activities was attributable primarily to this acquisition and the other factors in operating results discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Financial condition and liquidity, continued:
--------------------------------------------

Net cash used in investing activities was $36.0 million and $84.5 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in net cash used of $48.5 million was due primarily to an increase in distributions from unconsolidated real estate ventures and a decrease in expenditures for property acquisitions. In 2001, the Company received distributions of approximately $81 million of financing proceeds obtained by proportionate share ventures. The remaining change in distributions from unconsolidated real estate ventures was due primarily to the acquisition of the majority financial interest ventures (discussed above).

Net cash used in financing activities was $130.6 million and $17.2 million for the six months ended June 30, 2001 and 2000. The increase in net cash used of $113.4 million was due primarily to higher net repayments of other debt (primarily lower credit line draws and higher repayments of medium-term notes), partially offset by lower repurchases of common stock.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk Information:


Market risk information:
-----------------------

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or finance project acquisition or development costs (e.g., construction loan advances). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long-term, fixed rate, nonrecourse loans from institutional lenders to finance its operating properties. The Company also makes some use of interest rate exchange agreements, including interest rate swaps and caps, to mitigate its interest rate risk on variable rate debt. The Company does not enter into interest rate exchange agreements for speculative purposes and the fair value of these and other derivative financial instruments is insignificant at June 30, 2001.

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

                                             Remaining
                                                2001        2002       2003      2004      2005       Thereafter     Total
                                                ----        ----       ----      ----      ----       ----------     -----
Fixed rate debt                                 $79         $106       $316      $310      $244          $1,784      $2,839
Average interest rate                            7.8%        7.8%       7.8%      7.8%      7.7%           7.7%        7.7%

Variable rate LIBOR debt                        $100        $147       $180      $ 60      $107          $   11      $  605
Average interest rate                            5.6%        5.5%       6.0%      5.8%      5.9%           5.9%        5.8%

At June 30, 2001, approximately $127.4 million of the Company's variable rate debt relates to borrowings under project construction loans. The borrowings under project construction loans are expected to be repaid from proceeds of long-term, fixed rate loans in 2001 to 2002 when the construction loans reach maturity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Information, continued:


Market risk information, continued:
----------------------------------

At June 30, 2001, the Company had interest rate cap agreements which effectively limit the average interest rate on $36 million of the variable rate LIBOR debt maturing in 2002 to 9% and the average rate on $5 million of the variable rate LIBOR debt maturing in 2010 to 8.7%. The Company also had interest rate swap agreements which effectively fix the average interest rate on $300 million of the variable rate LIBOR debt to 5.65% through May 2002. The average interest rates for the variable rate LIBOR debt in the above table include the effects of these agreements.

As the table incorporates only those exposures that exist as of June 30, 2001, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after June 30, 2001, the Company's hedging strategies during that period and interest rates.

Part II.  Other Information.

Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities and Use of Proceeds.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          On May 10, 2001, The Rouse Company held its Annual Meeting of Shareholders at the Company's headquarters in Columbia, Maryland. At the meeting, the shareholders elected five individuals to the Board of Directors and approved the 2001 Stock Incentive Plan.

          Of the five individuals elected to the Board of Directors, three were reelected to three-year terms:

                                                                                                                    Votes
                                                                 Term Expires              Votes For               Against
                                                                 ------------             ----------               --------
                  Jeremiah E. Casey                                  2004                 62,373,271               207,294
                  Roger W. Schipke                                   2004                 62,370,794               209,771
                  Gerard J. M. Vlak                                  2004                 62,371,463               209,102

          The other two individuals were newly elected to the Board to fill an existing vacancy and to fill a vacancy created by the retirement of Mathias J. Devito:


                                                                                                                    Votes
                                                                 Term Expires              Votes For               Against
                                                                 ------------             ----------               --------
                  John G. Schreiber                                  2003                 62,369,329               211,236
                  Mark R. Tercek                                     2004                 62,361,297               219,268

          The remaining members of the Board of Directors are as follows:

                                                                Term Expires
                                                                ------------
                  David H. Benson                                    2002
                  Platt W. Davis, III                                2002
                  Anthony W. Deering                                 2003
                  Rohit M. Desai                                     2003
                  Juanita T. James                                   2002
                  Thomas J. McHugh                                   2002
                  Hanne M. Merriman                                  2003

Item 4.   Submission of Matters to a Vote of Security Holders, continued.

          The 2001 Stock Incentive Plan allows for 4,500,000 shares of common stock to be issued to non-employee directors and to officers and other employees of the Company pursuant to stock option grants as long-term incentive compensation. The Plan was approved by a vote of:
          For -              49,594,922
          Against -           7,835,790
          Abstentions -         163,600
          Broker non-votes -  4,986,253

Item 5.   Other Information.

          None


Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibit 10 Material Contracts

          (b) Reports on Form 8-K

              None

            Signatures
            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       on behalf of
                                       THE ROUSE COMPANY and as

                                       Principal Financial Officer:


Date:    August 13, 2001               By /s/ Jeffrey H. Donahue
     ------------------------------       --------------------------------
                                          Jeffrey H. Donahue
                                          Executive Vice President and
                                           Chief Financial Officer


                                       Principal Accounting Officer:


Date:    August 13, 2001               By /s/ Melanie M. Lundquist
     ------------------------------       --------------------------------
                                          Melanie M. Lundquist
                                          Vice President and
                                           Corporate Controller