Form 10-Q
period 2001-09-30
ROUSE COMPANY
filed 2001-11-14
CIK 85388

                                   Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2001
                                        ------------------------------------

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -----------

Commission File Number            0-1743
                       -------------------------------

                               The Rouse Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                    52-0735512
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         10275 Little Patuxent Parkway
           Columbia, Maryland                             21044-3456
----------------------------------------             ---------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (410) 992-6000
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                               No _____
                    -----

Indicate the number of shares outstanding of the issuer's common stock as of November 6, 2001:

Common Stock, $0.01 par value                         69,273,138
-----------------------------              --------------------------------
       Title of Class                              Number of Shares

Part I.  Financial Information
Item 1.  Financial Statements:

                      THE ROUSE COMPANY AND SUBSIDIARIES

        Consolidated Statements of Operations and Comprehensive Income
            Three and Nine Months Ended September 30, 2001 and 2000
              (Unaudited, in thousands, except per share amounts)


                                                            Three months                           Nine months
                                                          ended September 30,                   ended September 30,
                                                     ----------------------------          ----------------------------
                                                       2001               2000                2001              2000
                                                     ---------          ---------          ---------          ---------
Revenues                                             $ 228,443          $ 163,144          $ 727,444          $ 466,899
Operating expenses, exclusive
 of provision for bad debts,
 depreciation and amortization                         116,165             73,502            373,903            215,396
Interest expense                                        56,285             59,864            174,231            175,887
Provision for bad debts                                  1,609              1,786              5,112              4,842
Depreciation and amortization                           30,936             21,888             91,734             63,382
                                                     ---------          ---------          ---------          ---------
   Earnings before income taxes,
     equity in earnings of
     unconsolidated real estate
     ventures, gain (loss) on
     operating properties, net,
     extraordinary items, and
     cumulative effect of change
     in accounting principle                            23,448              6,104             82,464              7,392
Income taxes, primarily
   deferred in 2001                                     (4,155)               (58)           (17,766)              (165)
Equity in earnings of
   unconsolidated real estate
   ventures                                              9,943             26,583             23,019             97,194
                                                     ---------          ---------          ---------          ---------
   Earnings before gain (loss) on
     operating properties, net,
     extraordinary items,
     and cumulative effect of
     change in accounting
     principle                                          29,236             32,629             87,717            104,421
Gain (loss) on operating
     properties, net                                        65             37,551               (174)            31,636
                                                     ---------          ---------          ---------          ---------
   Earnings before extraordinary
     items and cumulative
     effect of change in
     accounting principle                               29,301             70,180             87,543            136,057

                                                                                                                     (continued)

The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

   Consolidated Statements of Operations and Comprehensive Income, continued
            Three and Nine Months Ended September 30, 2001 and 2000
              (Unaudited, in thousands, except per share amounts)

                                                            Three months                           Nine months
                                                          ended September 30,                   ended September 30,
                                                     ----------------------------          ----------------------------
                                                       2001               2000                2001              2000
                                                     ---------          ---------          ---------          ---------
Extraordinary gain (loss)                            $     (52)         $   3,920          $    (696)         $   3,198
Cumulative effect of change
   in accounting principle                                 ---                ---               (411)               ---
                                                     ---------          ---------          ---------          ---------
         Net earnings                                   29,249             74,100             86,436            139,255
Other items of comprehensive income (loss):
     Minimum pension liability
       adjustment                                         (500)              (119)            (1,500)              (355)
     Unrealized loss on
       derivatives designated as
       cash flow hedges                                 (2,835)               ---             (3,423)               ---
                                                     ---------          ---------          ---------          ---------
   Comprehensive income                              $  25,914          $  73,981          $  81,513          $ 138,900
                                                     =========          =========          =========          =========
   Net earnings applicable to
     common shareholders                             $  26,211          $  71,062          $  77,322          $ 130,141
                                                     =========          =========          =========          =========
Earnings per share of common
   stock
     Basic:
       Earnings before
        extraordinary items and
        cumulative effect of change
        in accounting principle                      $     .38          $     .96          $    1.14          $     1.81
       Extraordinary gain (loss)                           ---                .06               (.01)               .05
       Cumulative effect of change
         in accounting principle                           ---                ---               (.01)               ---
                                                     ---------          ---------          ---------          ---------
             Total                                   $     .38          $    1.02          $    1.12          $    1.86
                                                     =========          =========          =========          =========
     Diluted:
       Earnings before
        extraordinary items and
        cumulative effect of change
        in accounting principle                      $     .37          $     .91          $    1.12          $    1.78
       Extraordinary gain (loss)                           ---                .05               (.01)               .04
       Cumulative effect of change
         in accounting principle                           ---                ---               (.01)               ---
                                                     ---------          ---------          ---------          ---------
             Total                                   $     .37          $     .96          $    1.10          $    1.82
                                                     =========          =========          =========          =========
     Dividends per share:
       Common stock                                  $    .355          $     .33          $   1.065          $     .99
                                                     =========          =========          =========          =========
       Preferred stock                               $     .75          $     .75          $    2.25          $    2.25
                                                     =========          =========          =========          =========

                      THE ROUSE COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets
                   September 30, 2001 and December 31, 2000
                       (In thousands, except share data)

                                               September 30,          December 31,
                                                    2001                  2000
                                                (Unaudited)
                                               ------------           ------------
Assets:
Property:
  Operating properties:
    Property and deferred costs
      of projects                               $4,378,799            $  3,779,193
    Less accumulated depreciation
      and amortization                             819,905                 608,061
                                                ----------           -------------
                                                 3,558,894               3,171,132
  Properties in development                        228,514                 115,243
  Properties held for sale                           ---                     4,548
  Investment land and land held for
    development and sale                           279,646                     ---
                                                ----------           -------------

       Total property                            4,067,054               3,290,923

Investments in and advances to unconsolidated
 real estate ventures                              260,112                 541,845

Prepaid expenses, receivables under finance
 leases and other assets                           416,439                 260,615

Accounts and notes receivable                       98,016                  44,567

Investments in marketable securities                20,300                  22,846

Cash and cash equivalents                            8,481                  14,742
                                                ----------           -------------

    Total                                       $4,870,402            $  4,175,538
                                                ==========            ============

The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued
                   September 30, 2001 and December 31, 2000
                       (In thousands, except share data)

                                               September 30,          December 31,
                                                    2001                  2000
                                                (Unaudited)
                                               ------------           ------------
Liabilities:
  Debt:
    Property debt not carrying a Parent
      Company guarantee of repayment            $2,730,239              $2,264,799
    Other Company debt and debt carrying a
      Parent Company guarantee of repayment:
        Property debt                               75,927                  98,531
        Other debt                                 689,868                 682,439
                                                ----------              ----------
                                                   765,795                 780,970
                                                ----------              ----------
      Total debt                                 3,496,034               3,045,769
                                                ----------              ----------
  Accounts payable, accrued expenses
    and other liabilities                          581,850                 362,336

Company-obligated mandatorily redeemable
    preferred securities of a trust holding
    solely Parent Company subordinated debt
    securities                                     136,965                 136,965

Shareholders' equity:
  Series B Convertible Preferred stock
    with a liquidation preference of
    $202,500                                            41                      41
  Common stock of 1 cent par value per share;
    250,000,000 shares authorized; 69,272,238
    shares issued in 2001 and 67,880,405
    shares issued in 2000                              693                     679
  Additional paid-in capital                       761,710                 735,669
  Accumulated deficit                              (99,062)               (103,015)
  Accumulated other comprehensive income (loss)     (7,829)                 (2,906)
                                                ----------              ----------
    Net shareholders' equity                       655,553                 630,468
                                                ----------              ----------
      Total                                     $4,870,402              $4,175,538
                                                ==========              ==========

                      THE ROUSE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2001 and 2000
                           (Unaudited, in thousands)

                                                           2001        2000
                                                        ---------    ---------
Cash flows from operating activities:
 Rents and other revenues received                      $ 546,224    $ 458,337
 Proceeds from land sales                                 159,758        6,787
 Interest received                                          5,112        7,536
 Operating expenditures                                  (278,638)    (206,330)
 Land development expenditures                            (81,595)         ---
 Interest paid                                           (162,194)    (169,477)
 Operating distributions from unconsolidated
   real estate ventures                                    27,463       66,263
                                                        ---------    ---------
     Net cash provided by operating activities            216,130      163,116
                                                        ---------    ---------
Cash flows from investing activities:
 Expenditures for properties in development              (135,672)    (134,110)
 Expenditures for improvements to existing properties     (26,014)     (27,597)
 Expenditures for property acquisitions                       ---      (21,903)
 Proceeds from dispositions of properties and other
   investments                                              4,411       84,322
 Other distributions from unconsolidated
   real estate ventures                                   107,760       53,315
 Expenditures for investments in
   unconsolidated real estate ventures                    (32,702)     (11,292)
 Other                                                      1,702          439
                                                        ---------    ---------
    Net cash used by investing activities                 (80,515)     (56,826)
                                                        ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of property debt                  121,057      150,954
 Repayments of property debt:
   Scheduled principal payments                           (46,071)     (42,628)
   Other payments                                        (113,213)    (161,732)
 Proceeds from issuance of other debt                      37,765      115,750
 Repayments of other debt                                 (37,736)     (15,727)
 Purchases of Company common stock                        (28,130)     (91,665)
 Proceeds from exercise of stock options                    7,686        7,731
 Dividends paid                                           (82,483)     (78,081)
 Other                                                       (751)       4,356
                                                        ---------    ---------
    Net cash used by financing activities                (141,876)    (111,042)
                                                        ---------    ---------
Net decrease in cash and cash equivalents                  (6,261)      (4,752)
Cash and cash equivalents at beginning of period           14,742       27,490
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   8,481    $  22,738
                                                        =========    =========

The accompanying notes are an integral part of these statements.

                      THE ROUSE COMPANY AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, continued
                 Nine Months Ended September 30, 2001 and 2000
                           (Unaudited, in thousands)

                                                                                 2001         2000
                                                                               ---------   ---------
Reconciliation of net earnings to net cash
  provided by operating activities:

  Net earnings                                                                 $  86,436   $ 139,255
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Depreciation and amortization                                                  91,734      63,382
   Decrease (increase) in undistributed
       earnings of unconsolidated real
       estate ventures                                                             4,444     (50,349)
   Loss (gain) on operating properties, net                                          174     (31,636)
   Extraordinary loss (gain)                                                         696      (3,198)
   Cumulative effect of change in
       accounting principle                                                          411         ---
   Participation expense pursuant to
       Contingent Stock Agreement                                                 23,483      19,415
   Provision for bad debts                                                         5,112       4,842
   Changes in operating assets and liabilities
       and other, net                                                              3,640      21,405
                                                                               ---------   ---------

  Net cash provided by operating activities                                    $ 216,130   $ 163,116
                                                                               =========   =========

Schedule of noncash investing and financing
  activities:
  Common stock issued pursuant to Contingent
    Stock Agreement                                                            $  40,820   $  42,630
  Debt assumed by purchasers of land                                              22,759         ---
  Debt assumed in acquisition of assets                                          105,195         ---
  Common stock issued in acquisition of
    voting interests in majority financial
    interest ventures                                                              3,500         ---
  Mortgage, other debt and other liabilities
    assumed in acquisition of majority
    financial interest ventures                                                  547,531         ---
  Property and other assets obtained in
    acquisition of majority financial
    interest ventures                                                            884,572         ---
  Lapses of restrictions on common stock                                           2,179       2,359
  Capital lease obligations incurred                                               1,399       1,168
                                                                               =========   =========

                      THE ROUSE COMPANY AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 2001

(1)    Principles of statement presentation
       ------------------------------------

       The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. Except as discussed in note 10, the statements have been prepared using the accounting policies described in the 2000 Annual Report to Shareholders.

       In the fourth quarter of 2000, the Company adopted the Emerging Issues
          Task Force consensus on Issue 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures" (EITF 00-1). The consensus requires that the proportionate share method of accounting (under which an entity records its share of the assets, liabilities, revenues and expenses of partnerships and other ventures in which it has joint interest and control) be discontinued, except in limited circumstances. The Company's share of the net earnings before extraordinary items and cumulative effect of change in accounting principle of ventures in which it has joint interest and control is recorded in equity in earnings of unconsolidated real estate ventures in the statements of operations and comprehensive income.

       The adoption of EITF 00-1 affected previously reported balances as follows (in thousands):

                                                          Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                                 2000                               2000
                                                          ------------------                 ------------------
       Decrease in:
           Revenues                                       $       15,244                     $       47,710
           Operating expenses, exclusive of
              depreciation and amortization                        5,607                             17,837
           Interest expense                                        3,463                             10,096
           Depreciation and amortization                           1,296                              3,788
           Income tax provision                                       16                                 62
                                                          --------------                     --------------
              Increase in equity in earnings
                of unconsolidated real
                estate ventures                           $        4,862                     $       15,927
                                                          ==============                     ==============

       In addition to reclassifications attributable to the adoption of EITF
          00-1, certain other amounts for prior periods have been reclassified to conform to the current presentation.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(2)    Tax status
       ----------

       The Company elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998. Management believes that the Company met the qualifications for REIT status as of September 30, 2001 and intends for it to meet the qualifications in the future.

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

 (3)   Unconsolidated real estate ventures
       -----------------------------------

       Investments in and advances to unconsolidated real estate ventures are summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                                 September 30,       December 31,
                                                     2001                2000
                                                 -------------       ------------
       Majority financial interest ventures      $         ---       $    333,541
       Other unconsolidated real estate ventures       260,112            208,304
                                                 -------------       ------------
              Total                              $     260,112       $    541,845
                                                 =============       ============

       The equity in earnings of unconsolidated real estate ventures is summarized, based on the level of the Company's financial interest, as follows (in thousands):

                                                                  Three months                          Nine months
                                                               ended September 30,                   ended September 30,
                                                            ------------------------            ---------------------------
                                                             2001              2000              2001                 2000
                                                            ------            ------            -------              ------
        Majority financial interest ventures                $  ---           $17,434            $   ---             $67,640
        Other unconsolidated real estate ventures
                                                             9,943             9,149             23,019              29,554
                                                            ------           -------            -------             -------
                     Total                                  $9,943           $26,583            $23,019             $97,194
                                                            ======           =======            =======             =======

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
                                                                 ========

       The condensed, combined statements of operations of the ventures in which the Company held majority financial interests are summarized as follows (in thousands):

                                                                         Three                     Nine
                                                                     months ended              months ended
                                                                     September 30,             September 30,
                                                                          2000                      2000
                                                                      ------------             -------------
            Revenues                                                  $     67,773             $     229,714
            Operating expenses                                             (35,748)                 (119,388)
            Interest expense, excluding interest
              on borrowings from the Company                                (3,651)                   (8,431)
            Interest expense on borrowings
              from the Company                                             (12,779)                  (39,472)
            Depreciation and amortization                                   (4,063)                  (12,210)
            Equity in earnings of unconsolidated
              real estate ventures                                           1,705                     2,134
            Income taxes, primarily deferred                                (5,875)                  (18,956)
                                                                      ------------             -------------
                 Net earnings                                         $      7,362             $      33,391
                                                                      ============             =============

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(3)    Unconsolidated real estate ventures, continued
       ----------------------------------------------

       The Company's share of the earnings of these ventures is summarized as follows (in thousands):

                                                                    Three                     Nine
                                                                 months ended              months ended
                                                                 September 30,             September 30,
                                                                     2000                     2000
                                                                 ------------              ------------
              Share of net earnings based
                on ownership interest                            $      7,288              $     33,057
              Participation by others in the
                Company's share of earnings                            (6,303)                  (19,418)
              Interest on loans to and advances
                from the ventures and other
                eliminations, net                                      16,449                    54,001
                                                                 ------------              ------------
                                                                 $     17,434              $     67,640
                                                                 ============              ============

(4)    Debt
       ----

       Debt is summarized as follows (in thousands):

                                                             September 30,                          December 31,
                                                                 2001                                   2000
                                                     ---------------------------            --------------------------
                                                                        Due in                                Due in
                                                       Total            one year              Total           one year
                                                     ----------         --------            ----------        --------
       Mortgages and bonds                           $2,745,045         $198,789            $2,281,299        $196,224
       Medium-term notes                                 51,500            3,000                81,500          30,000
       Credit facility
        borrowings                                      202,000              ---               198,000             ---
       Other loans                                      497,489           42,762               484,970             310
                                                     ----------         --------            ----------        --------
           Total                                     $3,496,034         $244,551            $3,045,769        $226,534
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

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5)    Segment information
       -------------------

       The Company has five reportable segments: retail centers, office and other properties, community development (formerly land sales operations), commercial development (formerly development), and corporate. Effective January 1, 2001, the Company changed the operating measure used to assess operating results for the reportable segments to Net Operating Income ("NOI"). The Company defines NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, gains (losses) on operating properties, real estate depreciation and amortization, deferred income taxes, and interest and other financing expenses. Other financing expenses include distributions on Company-obligated mandatorily redeemable preferred securities and certain preference returns to partners, net of interest income earned on corporate investments. Additionally, equity in earnings of certain unconsolidated real estate ventures is adjusted to reflect NOI on the same basis. Segment results for prior periods have been restated to conform to this presentation.

       The accounting policies of the segments are the same as those of the
          Company, except that:
       . majority financial interest ventures were accounted for on a consolidated basis rather than using the equity method;
       . real estate ventures in which the Company has joint interest and control and certain other ventures (proportionate share ventures) are accounted for using the proportionate share method rather than the equity method; and
       . the Company's share of NOI less interest expense of other unconsolidated minority interest ventures is included in revenues.

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

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5)    Segment information, continued
       ------------------------------

       Operating results for the segments are summarized as follows (in thousands):

                                                Office
                                 Retail        and Other       Community       Commercial
                                 Centers      Properties      Development      Development      Corporate       Total
                                --------      ----------      -----------      -----------      ---------      --------
Three months ended
September 30, 2001
------------------
 Revenues (1)                   $160,855        $ 51,234         $ 40,180         $   ---        $   ---      $252,269
 Operating expenses(2)            70,755          19,145           23,722           1,831          3,031       118,484
                                --------        --------        ---------        --------        -------      --------
       NOI                      $ 90,100        $ 32,089         $ 16,458         $(1,831)       $(3,031)     $133,785
                                ========        ========        =========        ========        =======      ========

Three months ended
September 30, 2000
------------------
 Revenues (1)                   $159,112        $ 55,681         $ 44,327         $   ---        $   ---      $259,120
 Operating expenses(2)            71,618          20,670           29,840           1,536          1,856       125,520
                                --------        --------        ---------        --------        -------      --------
       NOI                      $ 87,494        $ 35,011         $ 14,487         $(1,536)       $(1,856)     $133,600
                                ========        ========        =========        ========        =======      ========

Nine months ended
September 30, 2001
------------------
 Revenues (1)                   $468,538        $152,587         $173,698         $   ---        $   ---      $794,823
 Operating expenses(2)           206,932          57,825          111,636           4,578          9,637       390,608
                                --------        --------        ---------        --------        -------      --------
       NOI                      $261,606        $ 94,762         $ 62,062         $(4,578)       $(9,637)     $404,215
                                ========        ========        =========        ========        =======      ========

Nine months ended
September 30, 2000
------------------
 Revenues (1)                   $462,310        $162,113         $158,475         $   ---        $   ---      $782,898
 Operating expenses(2)           210,072          59,156          103,173           3,184          6,485       382,070
                                --------        --------        ---------        --------        -------      --------
       NOI                      $252,238        $102,957         $ 55,302         $(3,184)       $(6,485)     $400,828
                                ========        ========        =========        ========        =======      ========

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

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5)    Segment information, continued
       ------------------------------

                                                                                                           Three months
                                                                                                        ended September 30,
                                                                                                      -----------------------
                                                                                                        2001           2000
                                                                                                      -------         -------
       Revenues:
           Total reported above                                                                       $252,269       $259,120
           Corporate interest income                                                                       184            220
           Revenues of majority financial interest ventures                                                ---        (67,773)
           Share of revenues of proportionate share ventures                                           (22,251)       (26,972)
           Company's share of NOI less interest expense
             of other minority interest ventures                                                        (2,020)        (1,451)
           Other                                                                                           261            ---
                                                                                                      --------       --------
               Total in consolidated financial statements                                             $228,443       $163,144
                                                                                                      ========       ========
       Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
           Total reported above                                                                       $118,484       $125,520
           Distributions on Company-obligated mandatorily
             redeemable preferred securities                                                             3,215          3,066
           Operating expenses of majority financial
             interest ventures                                                                             ---        (35,748)
           Share of operating expenses of proportionate
             share ventures                                                                             (5,056)       (10,699)
           Provision for bad debts                                                                      (1,609)        (1,786)
           Participation by others in the Company's share of
             earnings of majority financial interest ventures                                              ---         (6,303)
           Current income taxes                                                                            870            (58)
           Other                                                                                           261           (490)
                                                                                                      --------       --------
               Total in consolidated financial statements                                             $116,165       $ 73,502
                                                                                                      ========       ========
       Operating results:
           NOI reported above                                                                         $133,785       $133,600
           Interest expense                                                                            (56,285)       (59,864)
           Interest expense of majority financial interest
             ventures, excluding interest on borrowings
             from the Company                                                                              ---         (3,651)
           Share of interest expense of proportionate
             share ventures                                                                             (6,907)        (6,574)
           Corporate interest income                                                                       184            220
           Distributions on Company-obligated mandatorily
             redeemable preferred securities                                                            (3,215)        (3,066)
           Depreciation and amortization                                                               (30,936)       (21,888)
           Deferred income tax provision                                                                (5,025)           ---
           Share of depreciation and amortization, gains
             (losses) on operating properties, net, and deferred
             income taxes of unconsolidated real estate
             ventures, net                                                                              (2,365)        (6,148)
                                                                                                      --------       --------
           Earnings before gain (loss) on operating properties,
             net, extraordinary items, and cumulative
             effect of change in accounting principle
             in consolidated financial statements                                                     $ 29,236       $ 32,629
                                                                                                      ========       ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5)    Segment information, continued
       ------------------------------

                                                                                                            Nine months
                                                                                                        ended September 30,
                                                                                                      -------------------------
                                                                                                        2001             2000
                                                                                                      --------         --------
       Revenues:
           Total reported above                                                                       $794,823         $782,898
           Corporate interest income                                                                       697              721
           Revenues of majority financial interest ventures                                                ---         (229,714)
           Share of revenues of proportionate share ventures                                           (63,675)         (81,452)
           Company's share of NOI less interest expense
             of other minority interest ventures                                                        (6,499)          (5,828)
           Other                                                                                         2,098              274
                                                                                                      --------         --------
               Total in consolidated financial statements                                             $727,444         $466,899
                                                                                                      ========         ========

       Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
           Total reported above                                                                       $390,608         $382,070
           Distributions on Company-obligated mandatorily
             redeemable preferred securities                                                             9,644            9,495
           Operating expenses of majority financial
             interest ventures                                                                             ---         (119,388)
           Share of operating expenses of proportionate
             share ventures                                                                            (21,719)         (30,106)
           Provision for bad debts                                                                      (5,112)          (4,842)
           Participation by others in the Company's share of
             earnings of majority financial interest ventures                                              ---          (19,418)
           Current income taxes                                                                         (1,616)            (165)
           Other                                                                                         2,098           (2,250)
                                                                                                       -------         --------
               Total in consolidated financial statements                                             $373,903         $215,396
                                                                                                      ========         ========

       Operating results:
           NOI reported above                                                                         $404,215         $400,828
           Interest expense                                                                           (174,231)        (175,887)
           Interest expense of majority financial interest
             ventures, excluding interest on borrowings
             from the Company                                                                              ---           (8,431)
           Share of interest expense of proportionate
             share ventures                                                                            (17,344)         (19,555)
           Corporate interest income                                                                       697              721
           Distributions on Company-obligated mandatorily
             redeemable preferred securities                                                            (9,644)          (9,495)
           Depreciation and amortization                                                               (91,734)         (63,382)
           Deferred income tax provision                                                               (16,150)             ---
           Share of depreciation and amortization, gains
             (losses) on operating properties, net, and deferred
             income taxes of unconsolidated real estate
             ventures, net                                                                              (8,092)         (20,378)
                                                                                                       -------         --------
           Earnings before gain (loss) on operating properties,
             net, extraordinary items, and cumulative
             effect of change in accounting principle
             in consolidated financial statements                                                     $ 87,717         $104,421
                                                                                                      ========         ========

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued

(5)    Segment information, continued
       ------------------------------

       The assets by segment are as follows (in thousands):

                                                                        September 30,        December 31,
                                                                            2001                2000
                                                                        -------------      --------------
         Retail Centers                                                 $  3,424,565       $  3,372,114
         Office and Other Properties                                       1,062,183          1,086,187
         Community Development                                               485,211            374,668
         Commercial Development                                              135,197             72,673
         Corporate                                                           111,288            119,609
                                                                        ------------       ------------
                Total                                                   $  5,218,444       $  5,025,251
                                                                        ============       ============

       Total segment assets exceeds total assets reported in the financial statements primarily due to the consolidation of the majority financial interest ventures at December 31, 2000 and the inclusion of the Company's share of the assets of the proportionate share ventures.

(6)    Extraordinary gain (loss)
       -------------------------

       The extraordinary gain (loss) for the three and nine months ended
          September 30, 2001 related to the extinguishment of debt prior to scheduled maturity. The extraordinary gain (loss) for the three and nine months ended September 30, 2000 related primarily to the substantial modification of terms of certain property debt offset by the extinguishment of other debt prior to scheduled maturity. The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were the refinancing of property debt and proceeds from the dispositions of interests in properties.

                      THE ROUSE COMPANY AND SUBSIDIARIES

       Notes to Consolidated Financial Statements (Unaudited), continued


(7)    Earnings per share
       ------------------

       Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended September 30, 2001 and 2000 is summarized as follows (in thousands):

                                                                  2001                   2000
                                                           ------------------     -------------------
                                                            Basic     Diluted      Basic      Diluted
                                                           -------   --------     -------    --------
        Earnings before
          extraordinary items
          and cumulative effect
          of change in accounting
          principle                                        $29,301    $29,301     $70,180     $70,180
        Dividends on unvested
          common stock awards
          and other                                           (171)      (249)       (111)         (4)
        Dividends on Preferred
          stock                                             (3,038)    (3,038)     (3,038)        ---
        Interest on convertible
          property debt                                        ---        ---         ---         769
                                                           -------    -------     -------     -------

        Adjusted earnings before
          extraordinary items and
          cumulative effect of
          change in accounting
          principle used in EPS
          computation                                      $26,092    $26,014     $67,031     $70,945
                                                           =======    =======     =======     =======
        Weighted-average shares
          outstanding                                       68,899     68,899      69,751      69,751
        Dilutive securities:
           Options, warrants,
             unvested common stock
             awards and other                                  ---      1,186         ---       1,049
           Convertible Preferred
             stock                                             ---        ---         ---       5,310
           Convertible property debt                           ---        ---         ---       1,657
                                                           -------    -------     -------     -------

        Adjusted weighted-average
          shares used in EPS
          computation                                       68,899     70,085      69,751      77,767
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

                      THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued


(7)    Earnings per share, continued
       -----------------------------

       Information relating to the calculations of earnings per share (EPS) of common stock for the nine months ended September 30, 2001 and 2000 is summarized as follows (in thousands):

                                                                  2001                    2000
                                                           --------------------   --------------------
                                                            Basic      Diluted     Basic      Diluted
                                                           -------    --------    --------    --------
        Earnings before
           extraordinary items
           and cumulative effect
           of change in accounting
           principle                                       $87,543     $87,543    $136,057    $136,057
        Dividends on unvested
           common stock awards
           and other                                          (514)       (390)       (332)       (256)
        Dividends on Preferred
           stock                                            (9,114)     (9,114)     (9,114)        ---
        Interest on convertible
           property debt                                       ---         ---         ---       2,307
                                                           -------     -------    --------    --------
        Adjusted earnings before
           extraordinary items and
           cumulative effect of
           change in accounting
           principle used in EPS
           computation                                     $77,915     $78,039    $126,611    $138,108
                                                           =======     =======    ========    ========
        Weighted-average shares
           outstanding                                      68,593      68,593      69,939      69,939
        Dilutive securities:
           Options, warrants,
             unvested common stock
             awards and other                                  ---       1,035         ---         610
           Convertible Preferred
             stock                                             ---         ---         ---       5,310
           Convertible property debt                           ---         ---         ---       1,930
                                                           -------     -------    --------    --------

        Adjusted weighted-average
           shares used in EPS
           computation                                      68,593      69,628      69,939      77,789
                                                           =======     =======    ========    ========

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

(9)    Shelf registration statement
       ----------------------------

       At September 30, 2001, the Company had a shelf registration statement for the future sale of up to an aggregate of $1.9 billion (based on the public offering price) of common stock, Preferred stock and debt securities.

(10)   Cumulative effect of change in accounting for derivative instruments
       ---------------------------------------------------------------------
       and hedging activities
       ----------------------

       In June 1999, the Financial Accounting Standards Board (FASB) issued
          Statement of Financial Accounting Standards No. 137 (Statement 137), an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), issued in June 1998. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, which provides additional guidance with respect to and amends Statement 133. The Company adopted Statement 133, as amended, effective January 1, 2001. The Company's use of derivative instruments has consisted primarily of interest rate cap and swap agreements related to specific debt financings. Derivative instruments held by the Company at January 1, 2001 consisted solely of interest rate cap and swap agreements. The cap agreements were designated as hedges of specific loans, and the fair values of derivative instruments were not significant at January 1, 2001. Upon adoption of Statement 133, as amended, the Company

                      THE ROUSE COMPANY AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited), continued

(10)   Cumulative effect of change in accounting for derivative instruments
       --------------------------------------------------------------------
       and hedging activities, continued
       ---------------------------------

          recorded a cumulative effect at January 1, 2001 of a change in accounting for derivative instruments and hedging activities of approximately $.4 million ($.01 per share basic and diluted). The effect of this change on operating results for the nine months ended September 30, 2001, excluding the cumulative effect of initial adoption, was insignificant. Ongoing application of the Statement will result in changes in earnings, assets and liabilities reported in the financial statements; however, because of the unpredictability of the timing and magnitude of changes in the fair values of derivatives, it is not possible to estimate the timing, amount or direction of these changes.

       The Company's use of derivative financial instruments is designed to reduce risk associated with movements in interest rates. The Company may choose to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable rate borrowings and/or forecasted fixed rate borrowings. In some instances, lenders may require the Company to do so. In order to limit interest rate risk on variable rate borrowings, the Company may enter into interest rate swaps or interest rate caps to hedge specific risks. In order to limit interest rate risk on forecasted borrowings, the Company may enter into forward-rate agreements, forward starting swaps, interest rate locks and interest rate collars. The Company does not use derivative financial instruments for speculative purposes.

       In 2001, the Company entered into interest rate swap agreements designated as cash flow hedges of interest payments on $300 million of variable rate debt through May 2002. The weighted-average interest rate on this debt is effectively fixed at approximately 5.65% through May 2002. In accordance with Statement 133, the unrealized loss on derivatives designated as cash flow hedges of $2.8 million and $3.4 million for the three and nine months ended September 30, 2001, respectively, has been recognized as an other item of comprehensive income (loss). The Company expects this amount to be recognized in net earnings before May 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                      THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in financial condition since December 31, 2000 and any material changes in the results of operations for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 Annual Report to Shareholders.

General:
-------

Through its subsidiaries and affiliates, the Company acquires, develops, and manages a diversified portfolio of retail centers, office and industrial buildings, and mixed-use and other properties located throughout the United States and develops and sells land for residential, commercial and other uses, primarily in Columbia, Maryland and Summerlin, Nevada.

The Company's primary business strategies include owning and operating premier properties - shopping centers and large-scale mixed-use projects in major markets across the United States and geographically concentrated office and industrial buildings (principally complementing community development activities). In order to achieve these objectives, management evaluates opportunities to acquire properties and opportunities to expand and/or renovate properties in the portfolio. The Company also assesses whether particular properties are meeting or have the potential to meet the Company's investment criteria. The Company plans to continue making substantial investments to expand and/or renovate, acquire, and develop properties to meet its objectives. The Company is currently expanding and redeveloping Fashion Show, a retail center on "the Strip" in Las Vegas, Nevada and expects to complete the first phase of this project in September 2002. Also, the Company evaluates opportunities to acquire or develop operating properties it believes have prospects consistent with its objectives. The Company is an investor in a joint venture that is developing The Village of Merrick Park, a major mixed-use project in Coral Gables, Florida, that is expected to open in September 2002. The Company has disposed of interests in more than 40 projects since 1993 and intends to continue to dispose of properties that are not meeting or are not considered to have the potential to continue to meet its investment criteria. The Company may also selectively dispose of properties for other reasons. In June 2001, the Company announced that it was considering selling interests in the Hughes Center, an office complex located in Las Vegas, Nevada. If management decides to sell the Company's interest, any proceeds of a sale would likely be used to repay debt and fund development costs. Disposition decisions and related transactions may cause the Company to recognize gains

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


General, continued:
------------------

    or losses that could have material effects on reported operating results in future quarters or fiscal years, and, taken together with the use of sales proceeds, may have a material effect on the overall consolidated financial position of the Company.

The Company and its affiliates have significant experience in developing and managing large scale land development projects, including the communities of Columbia, Maryland and Summerlin, Nevada. To leverage this experience and provide further growth opportunities, the Company seeks opportunities to acquire new and/or existing land development projects. Net cash flows from community development operations provide an additional source of funding for other activities of the Company.

Portfolio changes:
-----------------

The Company believes that space in high quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers, and that these retail centers are better able to withstand difficult conditions in the real estate and retail industries. The Company also believes that space in class-A office projects in growing metropolitan areas will continue to be in demand. In 2001 and 2000, the Company and its affiliates completed an acquisition, several sale/transfer/exchange transactions (collectively "dispositions"), several expansion projects, and the development of a new village center and two new office buildings designed to upgrade the overall quality of the property portfolio or to provide liquidity for development costs, repurchases of common stock, and other uses.

The acquisition and disposition activity is summarized as follows:

    Retail Centers Acquisition                         Date Acquired
    --------------------------                         -------------
      Westdale Mall (note 1)                           August 2000

    Retail Centers Dispositions                        Date Disposed
    ---------------------------                        -------------
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

The Company also completed a new village center and two office buildings in Summerlin, Nevada in 2001.

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



Operating results, continued:
----------------------------

   securities and certain preference returns to partners, net of interest income earned on corporate investments. Additionally, equity in earnings of certain unconsolidated real estate ventures is adjusted to reflect NOI on the same basis.

As discussed in note 5, segment operating data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those followed for external reporting except that:
   . majority financial interest ventures were accounted for on a consolidated basis rather than using the equity method;
   . real estate ventures in which the Company has joint interest and control and certain other ventures (proportionate share ventures) are accounted for using the proportionate share method rather than the equity method; and
   . the Company's share of NOI less interest expense of other unconsolidated real estate ventures is included in revenues.

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

Operating Properties - Retail Centers:
-------------------------------------

Operating results of retail centers are summarized as follows (in millions):

                                                       Three                                Nine
                                                    months ended                        months ended
                                                    September 30,                       September 30,
                                          ------------------------------      --------------------------------
                                            2001                  2000          2001                    2000
                                          --------              --------      --------                --------
Revenues                                  $  160.8              $  159.1      $  468.5                $  462.3
Operating expenses, exclusive
  of depreciation and amortization            70.7                  71.6         206.9                   210.1
                                          --------              --------      --------                --------
         NOI                                  90.1                  87.5         261.6                   252.2

Depreciation and amortization                 21.9                  21.2          67.0                    59.5
                                          --------              --------      --------                --------
         Operating income                 $   68.2              $   66.3      $  194.6                $  192.7
                                          ========              ========      ========                ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Operating Properties - Retail Centers, continued:
------------------------------------------------

Revenues increased $1.7 million and $6.2 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. These increases were attributable primarily to effects of the aforementioned project expansions, ($4.8 million and $13.2 million for the three and nine months ended September 30, 2001, respectively), acquisition ($.6 million and $4.1 million for the three and nine months ended September 30, 2001, respectively), higher rents on re-leased space and lease termination payments ($3.7 million and $6.2 million for the three and nine months ended September 30, 2001, respectively) at comparable properties. These increases were partially offset by the effects of properties disposed ($3.8 million and $15.3 million for the three and nine months ended September 30, 2001, respectively) and lower average occupancy levels at comparable properties (92.5% in 2001 compared to 94.0% in 2000).

Total operating expenses decreased $.9 million and $3.2 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. These decreases were attributable primarily to the aforementioned dispositions of properties (decreases of $2.6 million and $9.4 million for the three and nine months ended September 30, 2001, respectively), project expansions (increases of $.7 million and $3.4 million for the three and nine months ended September 30, 2001, respectively), property acquisition (increases of $.5 million and $2.8 million for the three and nine months ended September 30, 2001, respectively) and higher operating expenses at comparable properties.

Depreciation and amortization expense increased $.7 million and $7.5 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increase was attributable primarily to the portfolio changes described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Operating Properties - Office and Other Properties:
--------------------------------------------------

Operating results of office and other properties are summarized as follows (in millions):

                                                           Three                               Nine
                                                        months ended                        months ended
                                                        September 30,                       September 30,
                                               -------------------------------     -------------------------------
                                                 2001                   2000         2001                   2000
                                               --------               --------     --------               --------
Revenues                                       $   51.2               $   55.7     $  152.6               $  162.1
Operating expenses, exclusive
  of depreciation and amortization                 19.1                   20.7         57.8                   59.1
                                               --------               --------     --------               --------
         NOI                                       32.1                   35.0         94.8                  103.0

Depreciation and amortization                      11.4                    6.7         32.8                   22.7
                                               --------               --------     --------               --------
         Operating income                      $   20.7               $   28.3     $   62.0               $   80.3
                                               ========               ========     ========               ========


Revenues decreased $4.5 million and $9.5 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The decrease was attributable primarily to the dispositions of interests in properties in 2000 ($6.2 million and $16.9 million for the three and nine months ended September 30, 2001, respectively). This decrease was partially offset by higher rents on re-leased space.

Total operating expenses decreased $1.6 million and $1.3 million for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. The decreases in operating expenses attributable to the dispositions of interests in properties in 2000 ($1.4 million and $3.7 million for the three and nine months ended September 30, 2001, respectively) were offset by higher general and administrative expenses at comparable properties.

Depreciation and amortization expense increased $4.7 million and $10.1 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increase was attributable primarily to the resumption of depreciation on properties the Company had classified as held for sale during 2000 and the portfolio changes described above.

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

Operating results of community development are summarized as follows (in millions):

                                                                        Three months                         Nine months
                                                                     ended September 30,                  ended September 30,
                                                                 ---------------------------         ----------------------------

                                                                    2001             2000               2001              2000
                                                                 ----------       ----------         ----------       -----------
Nevada Operations:
      Revenues:
         Summerlin                                               $     19.5       $     20.7         $    113.8       $      78.9
         Other                                                          3.0               .3                5.0               4.1
      Operating costs and expenses:
         Summerlin                                                     14.1             18.1               82.1              65.1
         Other                                                          2.8               .4                4.4               3.0
                                                                 ----------       ----------         ----------       -----------
      NOI                                                        $      5.6       $      2.5         $     32.3       $      14.9
                                                                 ==========       ==========         ==========       ===========

Columbia and Other:
      Revenues                                                   $     17.7       $     23.4         $     54.9       $      75.5
      Operating costs and expenses                                      6.8             11.4               25.1              35.1
                                                                 ----------       ----------         ----------       -----------
      NOI                                                        $     10.9       $     12.0         $     29.8       $      40.4
                                                                 ==========       ==========         ==========       ===========

Total:
      Revenues                                                   $     40.2       $     44.4         $    173.7       $     158.5
      Operating costs and expenses                                     23.7             29.9              111.6             103.2
                                                                 ----------       ----------         ----------       -----------
      NOI                                                        $     16.5       $     14.5         $     62.1       $      55.3
                                                                 ==========       ==========         ==========       ===========

Revenues from Summerlin decreased $1.2 million and increased $34.9 million for the three and nine months ended September 30, 2001, respectively, while related costs and expenses decreased $4.0 million and increased $17.0 million, respectively, compared to the same periods in 2000. The changes in revenues and related costs and expenses for the nine months ended September 30, 2001 were attributable primarily to changes in levels of sales for residential uses. Operating margins increased in the three and nine months ended September 30, 2001 compared to the same periods in 2000 due to favorable pricing resulting from higher demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Community Development, continued:
--------------------------------

Revenues from Columbia and Other decreased $5.7 million and $20.6 million for the three and nine months ended September 30, 2001, respectively, while related costs and expenses decreased $4.6 million and $10.0 million, respectively, compared to the same periods in 2000. The decreases in revenues and related costs and expenses for the three months ended September 30, 2001 were primarily attributable to lower levels of sales for commercial uses. The decreases in revenues and related costs and expenses for the nine months ended September 30, 2001 were attributable primarily to the sale of land in New Jersey in the second quarter of 2000 ($14.0 million in revenues and $6.5 million in related costs). The Company has no additional saleable land at the New Jersey site. The remaining decrease in sales for the nine months ended
    September 30, 2001 is primarily attributable to lower levels of sales for commercial uses. Operating margins increased in the three and nine months ended September 30, 2001 compared to the same periods in 2000 due to favorable pricing.

Commercial Development:
----------------------

Commercial development expenses consist primarily of preconstruction expenses, new business expenses, and disposition expenses. Preconstruction and new business expenses relate to the costs of evaluating potential projects which may not go forward to completion, acquisition of properties, and other business opportunities. Disposition expenses relate to the costs of evaluating and planning for the disposition of properties. Commercial development expenses increased by $.3 million and $1.4 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increases were primarily attributable to disposition evaluation activities.

Corporate:
---------

Corporate operating expenses consist of general and administrative costs and the Company's equity in the loss of MerchantWired, a joint venture with other real estate companies. The Company obtained an ownership interest in MerchantWired and began recognizing its share of operations in the third quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:


Corporate, continued:
--------------------

Total corporate expenses increased $1.2 million and $3.2 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. The increases were attributable primarily to the Company's equity in losses of MerchantWired and costs incurred in evaluating various corporate structure and tax planning strategies.

Interest and other financing expenses:
-------------------------------------

Interest and other financing expenses include interest expense, including the Company's share of interest expense of unconsolidated real estate ventures, distributions on Company-obligated mandatorily redeemable preferred securities and certain preference returns to partners, net of interest income earned on corporate investments. Total interest and other financing expenses were $66.2 million and $200.5 million for the three and nine months ended September 30, 2001, respectively, and $72.9 million and $212.6 million for the three and nine months ended September 30, 2000, respectively. The decreases in interest and other financing expenses were attributable primarily to lower interest rates.

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

Gain (loss) on operating properties, net:
----------------------------------------

Gain (loss) on operating properties, net, including the Company's share of those recorded by unconsolidated real estate ventures, was $.1 million and ($.2 million) for the three and nine months ended September 30, 2001, respectively, and $37.6 million and $31.6 million for the three and nine months ended September 30, 2000, respectively. The net gain on operating properties for the three months ended September 30, 2000 related primarily to the disposition of substantially all of the Company's ownership interest in North Star, a retail center. In connection with the disposition of the ownership interest, the Company deferred approximately $25 million of gain due to the continuing involvement of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Gain (loss) on operating properties, net, continued:
---------------------------------------------------

    the Company. The net gains on operating properties for the nine months ended September 30, 2000 related primarily to the disposition discussed above, partially offset by a provision for loss on a leasehold interest in a retail center the Company decided to dispose and an impairment provision recorded by the Company on its investment in a retail center.

Net earnings:
------------

The decrease in net earnings for the nine months ended September 30, 2001 as compared to the same period in 2000 was attributable to the factors discussed above in the analyses of the segments, interest and other financing expenses, gain (loss) on operating properties, net, and cumulative effect of change in accounting principle.

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

FFO was $67.6 million and $203.7 million for the three and nine months ended September 30, 2001, respectively, and $60.7 million and $188.2 million for the same periods in 2000, respectively. The reasons for changes in revenues and expenses comprising FFO are discussed above in operating results and interest and other financing expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Funds From Operations, continued:
--------------------------------

Reconciliations of NOI to FFO and of FFO to earnings before gain (loss) on operating properties, net, extraordinary items, and cumulative effect of change in accounting principle in the consolidated financial statements are summarized as follows (in thousands):

                                                                                          Three months
                                                                                      ended September 30,
                                                                                     -----------------------
                                                                                       2001           2000
                                                                                     --------       --------
          Net Operating Income                                                       $133,785       $133,600

          Interest and other financing expenses                                       (66,223)       (72,935)
                                                                                     --------       --------

              Funds From Operations                                                    67,562         60,665

          Depreciation and amortization                                               (30,936)       (21,888)
          Deferred income tax provision                                                (5,025)           ---
          Share of depreciation and
            amortization, gains (losses)
            on operating properties, net,
            and deferred income taxes of
            unconsolidated real estate ventures                                        (2,365)        (6,148)
                                                                                     --------       --------

             Earnings before gain (loss) on
               operating properties, net,
               extraordinary items, and
               cumulative effect of change in
               accounting principle in
               consolidated financial
               statements                                                            $ 29,236       $ 32,629
                                                                                      ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Funds From Operations, continued:
--------------------------------

                                                                                            Nine months
                                                                                         ended September 30,
                                                                                     ---------------------------
                                                                                       2001              2000
                                                                                     ---------         ---------
          Net Operating Income                                                       $ 404,215         $ 400,828

          Interest and other financing expenses                                       (200,522)         (212,647)
                                                                                     ---------         ---------

            Funds From Operations                                                      203,693           188,181

          Depreciation and amortization                                                (91,734)          (63,382)
          Deferred income tax provision                                                (16,150)              ---
          Share of depreciation and
           amortization, gains (losses)
           on operating properties, net,
           and deferred income taxes of
           unconsolidated real estate ventures                                          (8,092)          (20,378)
                                                                                     ---------         ---------

            Earnings before gain (loss) on
              operating properties, net,
              extraordinary items, and
              cumulative effect of change in
              accounting principle in
              consolidated financial
              statements                                                             $  87,717         $ 104,421
                                                                                     =========         =========


Financial condition and liquidity:
---------------------------------

Shareholders' equity increased by $25.1 million from December 31, 2000 to September 30, 2001. The increase was primarily attributable to comprehensive income for the nine months ended September 30, 2001 and issuance of common stock pursuant to the Contingent Stock Agreement, partially offset by the payment of regular quarterly dividends on the Company's common and Preferred stocks and purchases of common stock.

The Company had cash and cash equivalents and investments in marketable securities totaling $28.8 million at September 30, 2001, including $3.8 million of investments held for restricted uses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Financial condition and liquidity, continued:
--------------------------------------------

In 2000, the Company obtained a $375 million unsecured revolving credit facility from a group of lenders. The facility is available until December 2003, subject to a one-year renewal option. The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity, and other corporate needs. It may also be used to pay some portion of existing debt. Availability under the facility was $173 million at September 30, 2001.

Segment debt (debt of the Company and its share of debt of proportionate share ventures) at September 30, 2001 is summarized as follows (in millions):

                                                            Debt in                       Share of Debt of
                                                          Consolidated                   Proportionate Share
                                                      Financial Statements                     Ventures
                                                   ------------------------              -------------------
                                                                    Due in                           Due in
                                                    Total          one year              Total      one year
                                                   --------        --------              ------     --------
     Mortgages and bonds                           $2,745.0         $198.8               $428.3      $   3.6
     Medium-term notes                                 51.5            3.0                  ---          ---
     Credit facility borrowings                       202.0            ---                  ---          ---
     Other loans                                      497.5           42.8                  ---          ---
                                                   --------         ------               ------      -------
          Total                                    $3,496.0         $244.6               $428.3      $   3.6
                                                   ========         ======               ======      =======

As of September 30, 2001, Company debt due in one year included balloon payments due on mortgages of $180.5 million. The balloon payments are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), credit facility borrowings, and other available corporate funds. The Company may also obtain extensions of maturities on certain loans.

The Company anticipates that the remaining cash requirements for new development and expansion projects will exceed $70 million for the remainder of 2001. These cash requirements will be funded from among the following sources: the proceeds of construction loans secured by the projects; property refinancings; credit facility borrowings; proceeds from the disposition of properties; and/or other available corporate funds. The Company may also use distributions of financing proceeds from unconsolidated real estate ventures. The Company is continually evaluating sources of capital, and management believes there are satisfactory sources available for all requirements without necessitating the disposition of operating properties. However, selective dispositions of operating properties may provide capital resources.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Financial condition and liquidity, continued:
--------------------------------------------

The Company has a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock, and debt securities. At
   September 30, 2001, the Company had issued approximately $358 million of common stock and debt securities under the shelf registration statement, \ with a remaining availability of approximately $1.9 billion. Also, under an effective registration statement the Company may issue additional medium-term notes of up to $29.7 million.

The Company has approval to repurchase, subject to certain pricing restrictions, up to $250 million of common stock. As of December 31, 2000, the Company had repurchased approximately 4.4 million shares under this program for approximately $101 million. The Company did not repurchase any stock under this program in the nine months ended September 30, 2001.

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

Net cash provided by operating activities was $216.1 million and $163.1 million for the nine months ended September 30, 2001 and 2000, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and land development costs. As discussed above, in January 2001, the Company acquired all of the voting stock of certain majority interest ventures and, accordingly, cash flows of these subsidiaries were included in the consolidated statement of cash flows from the date of the acquisition. In 2000, cash flows from operations related to these ventures were limited to dividends and interest received from them. The increase in net cash provided by operating activities was attributable primarily to the effects of this acquisition and the other factors in operating results discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Financial condition and liquidity, continued:
--------------------------------------------

Net cash used in investing activities was $80.5 million and $56.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in net cash used of $23.7 million was due primarily to a decrease in proceeds from dispositions of properties and other investments and an increase in expenditures for investments in unconsolidated real estate ventures partially offset by an increase in distributions from unconsolidated real estate ventures and a decrease in expenditures for property acquisitions. In 2001, the Company received distributions of approximately $101 million of financing proceeds obtained by unconsolidated ventures.

Net cash used in financing activities was $141.9 million and $111.0 million for the nine months ended September 30, 2001 and 2000. The increase in net cash used of $30.9 million was due primarily to higher net repayments of other debt (primarily lower credit line draws and higher repayments of medium-term notes), partially offset by lower repurchases of common stock.

New accounting pronouncements:
-----------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS
   No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives from an amortization approach to an impairment-only approach. The adoption of SFAS No. 142 in 2002 will not have an effect on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the
   Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We believe that adoption of this statement in 2002 will not have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued:

Impact of the terrorist attacks of September 11, 2001:
-----------------------------------------------------

The Company and its properties were largely spared direct losses caused by the terrorist attacks of September 11, 2001. Operations were disrupted only at South Street Seaport, a retail center in lower Manhattan owned and operated by the Company. The center was closed for a week following the attack for use as a staging and rest area for rescue workers. It did not sustain significant physical damage. Customer traffic at the Company's retail centers was lighter than usual for several days after the attacks but has generally returned to more normal levels at its suburban properties. Traffic at the Company's urban specialty marketplaces is more dependent on tourism and continues to be lighter than usual. Las Vegas, in which the Company has a substantial concentration of assets, experienced a significant decline in visitor activity in the weeks immediately following the attacks. While recent data indicate a recovery of visitor activity in Las Vegas, there can be no assurance that visitor activity in Las Vegas or at the Company's urban specialty marketplaces will return to levels experienced before the attacks.


Information relating to forward-looking statements:
--------------------------------------------------

This report on Form 10-Q of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) real estate investment trust risks; (2) real estate development and investment risks; (3) liquidity of real estate investments; (4) dependence on rental income from real property; (5) effect of uninsured loss; (6) lack of geographical diversification; (7) possible environmental liabilities; (8) difficulties of compliance with Americans with Disabilities Act;
   (9) competition; (10) changes in the economic climate; and (11) changes in tax laws or regulations. Further, domestic or international incidents could affect general economic conditions and the Company's business. For a more detailed discussion of these factors, see Exhibit 99.2 of the Company's Form 10-K for the fiscal year ended December 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          Information:


Market risk information:
-----------------------

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or finance project acquisition or development costs (e.g., construction loan advances). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long-term, fixed rate, nonrecourse loans from institutional lenders to finance its operating properties. The Company also makes some use of interest rate exchange agreements, including interest rate swaps and caps, to mitigate its interest rate risk on variable rate debt. The Company does not enter into interest rate exchange agreements for speculative purposes and the fair value of these and other derivative financial instruments is a liability of $3.8 million at September 30, 2001.

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

                           Remaining
                             2001       2002       2003       2004      2005     Thereafter      Total
                             ----       ----       ----       ----      ----     ----------      -----
Fixed rate debt               $ 64      $107       $317       $311      $241       $1,897        $2,937
Average interest rate          7.8%      7.8%       7.7%       7.7%      7.6%         7.6%          7.6%

Variable rate LIBOR debt      $  1      $ 91       $267       $ 60      $129       $   11        $  559
Average interest rate          5.3%      4.8%       5.5%       5.4%      5.1%         5.1%          5.3%

At September 30, 2001, approximately $51.3 million of the Company's variable rate debt relates to borrowings under project construction loans. The borrowings under project construction loans are expected to be repaid from proceeds of long-term, fixed rate loans in 2002 to 2003 when the construction loans reach maturity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Information, continued:


Market risk information, continued:
----------------------------------

At September 30, 2001, the Company had interest rate cap agreements (8.7% -
   9.5%) which effectively limit the average interest rate on $96 million of variable rate LIBOR debt. The Company also had interest rate swap agreements which effectively fix the average interest rate on $300 million of the variable rate LIBOR debt to 5.65% through May 2002. The average interest rates for the variable rate LIBOR debt in the above table include the effects of these agreements.

As the table incorporates only those exposures that exist as of September
   30, 2001, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after September 30, 2001, the Company's hedging strategies during that period and interest rates.

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

                                             on behalf of
                                             THE ROUSE COMPANY and as

                                           Principal Financial Officer:


Date:     November 14, 2001                By /s/ Jeffrey H. Donahue
     ----------------------------             --------------------------------
                                              Jeffrey H. Donahue
                                              Executive Vice President and
                                                Chief Financial Officer


                                           Principal Accounting Officer:


Date:     November 14, 2001                By /s/ Melanie M. Lundquist
     ----------------------------             --------------------------------
                                              Melanie M. Lundquist
                                              Vice President and
                                                Corporate Controller