Form 10-K
period 2001-12-31
ROUSE COMPANY
filed 2002-03-22
CIK 85388

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X)                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITITES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 2001

                                         or

( )                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                            Commission File No 0-1743

                                THE ROUSE COMPANY
             (Exact name of registrant as specified in its charter)

                            Maryland                       52-0735512
                -------------------------------       ------------------------
                  (State or other jurisdiction of)      (I.R.S. Employer
                   incorporation or organization         Identification No.)

               10275 Little Patuxent Parkway
                  Columbia, Maryland                       21044-3456
          ----------------------------------------         ----------
         (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  (410) 992-6000
                                                          --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange
Title of each class                                          on which registered
-------------------                                         -------------------------

Common Stock (par value 1 [cent] per share)                 New York Stock Exchange
------------------------------------------

9 1/4% Cumulative Quarterly Income Preferred Securities     New York Stock Exchange
-------------------------------------------------------

Series B Convertible Preferred Stock
------------------------------------

(par value 1 [cent] per share)                              New York Stock Exchange
-----------------------------

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
Yes   X    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----------

     As of March 15, 2002, there were outstanding 86,327,929 shares of the registrant's common stock, par value 1 [cent] , which is the only class of
                                       ------
common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern
                                           --------------------------------
Edition) was approximately $2,590,232,548.
-------

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

===============================================================================

                                     Part I
                                     ------

Item 1.   Business.

Item 1 (a).    General Development of Business.

     The Rouse Company ("we", "Rouse" or "us") was incorporated as a business corporation under the laws of the State of Maryland in 1956. Our principal offices are located at The Rouse Company Building, Columbia, Maryland 21044. Our telephone number is (410) 992-6000. We, through our subsidiaries and affiliates, are engaged in (i) the ownership, management, acquisition and development of income-producing and other real estate in the United States, including retail centers, office and industrial buildings, mixed-use projects and community retail centers, and (ii) the development and sale of land, primarily in and around Columbia, Maryland and the Las Vegas, Nevada metropolitan area for residential, commercial and industrial uses.

     We elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective
        January 1, 1998. In general, a corporation that distributes at least
        90% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent of the income which it distributes. We believe that we met the qualifications for REIT status as of December 31, 2001 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income (determined after taking into account any net operating loss deduction) to shareholders in 2001 and subsequent years. We have elected to treat certain subsidiaries as Taxable REIT Subsidiaries (TRS), which were subject to Federal and state income taxes beginning in 2001. Except with respect to the TRS, we do not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2002 and future years.

Developments in 2001 and 2002

     Relying on certain provisions of the REIT Modernization Act, which was enacted into law in December 1999, the Company negotiated agreements in the fourth quarter of 2000 to acquire the voting stock of certain real estate ventures owned by The Rouse Company Incentive Compensation Statutory Trust (the "Trust"). On January 2, 2001, the Company exchanged 137,928 shares of common stock for the Trust's shares of voting common stock of the ventures. Prior to this transaction, we owned substantially all of the financial interest in these ventures but only 9% of their voting stock. The shares acquired by the Company constitute all of the Trust's interests in the ventures. The fair value of the consideration exchanged was approximately $3.5 million. As a result of this transaction, the Company owns 100% of the voting common stock of the ventures.

     In January 2002, we, Simon Property Group, Inc. and Westfield America Trust announced that affiliates of each (collectively, the "purchasers") entered into a Purchase Agreement with Rodamco North America N.V. ("Rodamco") to purchase substantially all of the assets of Rodamco for an aggregate purchase price of approximately 2.48 billion euros (approximately $2.21 billion based on exchange rates then in effect) in cash, subject to adjustment, and the assumption of substantially all of Rodamco's liabilities, including approximately $2.18 billion of U.S. dollar denominated property debt and subsidiary perpetual preferred stock. Additional obligations to be borne by the purchasers include repayment of Rodamco corporate debt and payment of transaction expenses aggregating approximately $1.2 billion. The purchase price will be reduced by any amounts paid by Rodamco to its shareholders prior to closing. If the closing occurs after May 15, 2002, the purchase price will increase by an amount equal to the product of 622,642 euros and the number of days from May 1, 2002 until the closing.

     In connection with the Purchase Agreement, the purchasers entered into a Joint Purchase Agreement that specifies the properties each will acquire and sets forth the basis upon which the portion of the aggregate purchase price to be paid to Rodamco by each purchaser will be determined. Our share of the purchase price is expected to be approximately 601 million euros (approximately $536 million based on exchange rates in effect at the date of the Purchase Agreement). We also expect to repay a portion of Rodamco's corporate debt and transaction costs aggregating approximately $321 million and to assume approximately $675 million of U.S. dollar denominated property debt and subsidiary perpetual preferred stock.

     In the proposed acquisition, we will acquire, directly or indirectly, interests in the following operating properties:

                                      Interest to
     Property                         be acquired      Location
     --------                         -----------      --------
     Collin Creek /(1)/                  70%           Plano, TX
     Lakeside Mall                       100%          Sterling Heights, MI
     North Star /(1)/                    96%           San Antonio, TX
     Oakbrook Center /(2)/               47%           Oakbrook, IL
     Perimeter Mall /(1)/                50%           Atlanta, GA
     The Streets at South Point          100%          Durham, NC
     Water Tower Place /(2)/             52%           Chicago, IL
     Willowbrook /(1)/                   62%           Wayne, NJ

     Notes:
     /(1)/ As a result of the proposed acquisition, we will own 100% interests in these properties.
     /(2)/  Property also contains significant office space.

     The purchasers will jointly own the remaining assets to be acquired from Rodamco. We will own an interest of approximately 27.3% in these assets, most of which are intended to be sold. These assets include interests in a property/investment management company (RoProperty Services BV) and a New York office building (745 Fifth Avenue) and investments in real estate operating companies (South Square Mall, River Ridge, the Plaza at Saw Mill Place, Tishman Investments, Westin New York and Kravco). Rodamco may sell some of these assets prior to the closing of the acquisition, and the proceeds from any sales will reduce the purchase price. RoProperty Services BV and 745 Fifth
        Avenue are currently under contracts for sale. In both cases, sale is subject to a number of conditions, and if the sales are completed, it is uncertain if they will occur before the purchase of the Rodamco assets. The purchasers intend to operate and develop another property management business, Urban Retail Properties Co., with a view toward capitalizing on its current market position and the skills and talents of its existing employees.

     Also in connection with the Rodamco transaction, we agreed to sell our interest in Franklin Park, a regional retail center in Toledo, Ohio, to an affiliate of Westfield America Trust for $20.6 million. We expect this transaction to close when the purchase of assets from Rodamco closes.

     As discussed above, the cash portion of the purchase price is payable in euros. In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819. These transactions were executed to reduce our risk to movements in currency exchange rates. The contracts expire in May 2002 and had an aggregate cost of $11.3 million. We will carry the contracts at fair value in our balance sheet and record changes in their fair values in operations. If the value of the euro does not exceed the strike prices in the contracts, the contracts will have no value at their maturities.

     We intend to fund the acquisition of the assets of Rodamco as follows (in millions):

     Sales of common stock completed in
        January/February 2002                                $ 457
     Sale of certain "noncore" assets
        acquired from Rodamco                                  135
     Sale of interests in Columbia
        community retail centers (see below)                    60
     Sale of interest in Franklin Park                          20
     Other sources, including proceeds
        from possible issuance of debt
        and/or possible dispositions of
        interests in operating properties                      185
                                                             -----
                                                             $ 857
                                                             =====

     In January 2002, we obtained a commitment from Banc of America Securities, LLC and Banc of America Mortgage Capital Corporation for up to an $870 million bridge facility with an initial maturity of six months from the closing of the acquisition to provide interim financing for a portion of the purchase price and related costs. Availability under the bridge facility was reduced to $450 million as a result of the issuance of common stock in January and February 2002. We have the right to extend the commitment for an additional twelve months at reduced levels. We believe we will have sufficient liquidity to close the acquisition and repay amounts borrowed under the bridge facility before its extended maturity.

     There are significant risks associated with our proposed acquisition of assets from Rodamco. Our obligation to consummate the proposed acquisition is not subject to a financing condition. While we believe we have significant liquidity to close the transaction, our plans include using the proceeds from the sales of certain properties and assets to be acquired jointly with the other purchasers to repay any borrowings we may make under the bridge facility. We cannot assure that these assets will be sold on the anticipated time schedule or at the prices we expect. We are jointly and severally liable with the other purchasers under the purchase agreement such that if the other purchasers fail to perform, Rodamco could look to us for its damages (although we would have claims against the other purchasers under cross indemnities). We cannot assure that we will be able to consummate the acquisition if the other purchasers fail to perform. In addition, there are several conditions to closing the acquisition, including approval of the acquisition by the shareholders of Rodamco.

        We currently expect that a vote by the shareholders of Rodamco will occur on March 25, 2002; however, there is ongoing legal action in the Netherlands and we cannot assure that the vote will occur on that date. It is possible that other legal challenges could occur. We cannot assure that the shareholders of Rodamco will approve the transaction if and when they do vote. Accordingly, we cannot assure that the transaction will occur. For more information on these and other risks associated with the proposed acquisitions, please refer to
        Exhibit 99.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.

      In January and February of 2002, we issued 16.675 million shares of common stock for aggregate gross proceeds of $456.9 million ($27.40 per share) under our effective shelf registration statement. We plan to use the proceeds of the stock issuance to fund a portion of the purchase price of the proposed acquisition of the assets of Rodamco described above.

      In March 2002, we agreed to sell interests in 12 community retail centers in Columbia for net proceeds of approximately $100 million. We expect to record a gain on this transaction. We also agreed to repay $34.2 million of debt secured by these properties and expect to incur losses on the early extinguishment of this debt of approximately $5.1 million, including prepayment penalties of $4.6 million. We expect this transaction to close in April 2002.

Item 1  (b).   Financial Information About Industry Segments.

     Information required by Item 1(b) is incorporated herein by reference to note 8 of the notes to consolidated financial statements included in the 2001 Annual Report to Shareholders.

     As noted in Item 1(a), we are a real estate company engaged, through our subsidiaries and affiliates, in most aspects of the real estate industry, including the management, acquisition and development of income-producing and other properties (retail and commercial), community development and land development. These business segments are further described below.

Item 1  (c).   Narrative Description of Business.

     Retail Centers:
     --------------

     At December 31, 2001, we owned, in whole or in part, and operated:

        . 41 regional retail centers encompassing 32.6 million square feet, including 19.8 million square feet leased to or owned by department stores;
        . Retail components of 5 mixed-use projects aggregating 0.9 million square feet of leasable space;
        . 12 community retail centers in Columbia, Maryland with 1.2 million square feet of leasable space; and

        . 3 community retail centers in Summerlin, Nevada with 0.4 million square feet of leasable space.

     We also provide management services for other retail centers owned by others under management agreements that provide for base and incentive fees. We equity own interests in some of these centers. At
        December 31, 2001 we managed 5 such centers with 4.9 million square feet of space, 2.6 million of which was department store space.

     The activities involved in operating and managing retail centers include:
        . identifying and attracting desirable new tenants;
        . negotiating lease terms with existing and prospective tenants;
        . conducting local market and consumer research;
        . developing and implementing short-term and long-term merchandising and leasing plans;
        . assisting tenants in the presentation of their merchandise and the layout of their stores and store fronts; and . maintaining the buildings and common areas.

     Office and Other Properties:
     ---------------------------
     At December 31, 2001, we owned and managed:

        . Office components of 5 mixed-use projects with 1.9 million square feet of leasable space;
        . 41 office and industrial buildings with 2.2 million square feet of leasable space and other properties in and around Las Vegas, Nevada;
        . 18 office and industrial buildings with 1.4 million square feet of leasable space in Columbia, Maryland;
        . 56 office and industrial buildings with 3.8 million square feet of leasable space primarily in the Baltimore-Washington corridor, but outside Columbia.

     The activities involved in operating and managing office and other properties include:

        . identifying and attracting desirable new tenants;
        . negotiating lease terms with existing and prospective tenants; . conducting local market research;

        . developing and implementing short-term and long-term leasing plans;
        . assisting tenants in the layout of their spaces; and . maintaining the buildings and common areas.

     Commercial Development:
     ----------------------

     We renovate and expand existing retail centers and develop suburban and urban retail centers, mixed-use projects and office and industrial buildings primarily for ourselves or ventures in which we have invested. The activities involved in these development activities include:

        .  initial market and consumer research;
        .  evaluating and acquiring land sites;
        .  obtaining necessary public approvals;
        .  engaging architectural and engineering firms to design projects;
        .  estimating and managing development costs;
        .  developing and testing pro forma operating statements;
        .  selecting a general contractor;
        .  arranging construction and permanent financing;
        .  identifying and obtaining department stores and other tenants;
        .  negotiating lease terms;
        . negotiating partnership and joint venture agreements; and . promoting new, renovated and/or expanded retail centers, mixed-use projects and other projects.

     We and a lessee are expanding Fashion Show, in Las Vegas, Nevada. We are an investor in and the development manager for a joint venture developing the Village of Merrick Park, a mixed-use project in Coral Gables, Florida. We are also planning additional retail center expansions and are pursuing new retail center development in San Antonio, Texas, Dade County, Florida and Summerlin, Nevada. In addition, we are developing new office and industrial buildings in Summerlin.

     Community Development:
     ---------------------

     We are the developers of the master-planned communities of Columbia, Maryland and Summerlin, Nevada. Columbia is located in the Baltimore-Washington corridor and encompasses approximately 18,000 acres. We own approximately 1,200 saleable acres of land in and around Columbia, including the adjacent community of Emerson. Summerlin is located immediately north and west of Las Vegas and encompasses approximately 22,500 acres. We own approximately 7,300 saleable acres of land in Summerlin. We develop and sell land in both communities to builders and other developers for residential, commercial and other uses. We may also develop some of this land for our own purposes. We are an investor in a joint venture that is developing Fairwood, a new community in Prince Georges County, Maryland. We are also developing or holding for sale parcels of land elsewhere in Nevada and California.

     General
     -------

     In all aspects of our business pertaining to the ownership, management, acquisition or development of income-producing and other real estate, we operate in highly competitive markets. With respect to the leasing and operation or management of developed properties, each project faces market competition from existing and future developments in its geographical market area.

     We also face competition in and around Columbia, Maryland and Las Vegas, Nevada with respect to the development and sale of land for residential, commercial and industrial uses.

     Neither our business, taken as a whole, nor any of our operating segments, is seasonal in nature.

     Federal, state and local statutes and regulations relating to the protection of the environment have previously had no material effect on our business. Future development opportunities may require additional capital and other expenditures in order to comply with such statutes and regulations. It is impossible at this time to predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has had no material adverse effect on our operating results or competitive position in the past; we anticipate that they will have no material adverse effect on our future operating results or competitive position in the industry.

     None of our operating segments depends upon a single customer or a few customers, the loss of which would have a materially adverse effect on the segment. No customer accounts for 10% or more of our consolidated revenues.

     We believe department stores and other anchor tenants ("anchors") are instrumental in creating and maintaining customer traffic in our retail centers. Generally, higher levels of customer traffic will result in higher tenant sales, a greater demand for space by other tenants and, as a result, more favorable leasing terms (including higher minimum rents) for our space.

     Most anchors own their buildings, the land under them and, in some cases, adjacent parking areas. Some anchors enter into long-term lease agreements at rates that are generally lower than the rents charged to other tenants at the retail center. Accordingly, anchors do not provide a significant source of revenues in our operating results. Anchors typically enter into reciprocal easement agreements that cover items such as operational matters, initial construction and future expansion.

     The following table identifies the owners of the anchors and the name plates on their sites within our portfolio (including our joint venture and managed properties):

      Owner/Name Plate           Locations
--------------------------------------------
May Company
   Lord & Taylor                     9
   Strawbridge's                     6
   Hecht's                           4
   Foley's                           4
   Robinsons-May                     1
                                 --------
                                    24
                                 --------

JCPenney                            21
Sears                               17
Dillard's                           15

Federated Department Stores
   Macy's                           11
   Burdines                          2
   Bloomingdale's                    2
                                 --------
                                    15
                                 --------

Target Corporation
   Marshall Field's                  4
   Mervyn's                          3
                                 --------
                                     7
                                 --------

Nordstrom                            6

Owner/Name Plate, continued      Locations
--------------------------------------------
Saks Incorporated
   Saks Fifth Avenue                 3
   Younkers                          1
   Carson Pirie Scott                1
                                 --------
                                     5
                                 --------

Boscov's                             4
Rich's                               2
Nieman Marcus                        1
Other occupied sites                11
Other unoccupied sites               6
                                 --------

     Total anchors                 134
                                 ========

We employed 3,396 full-time and part-time employees at December 31, 2001.

Item 2.  Properties.

     We lease our headquarters building (approximately 127,000 square feet) in Columbia, Maryland for an initial term of 30 years which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

     Information respecting our operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table in pages 46 through 49 of Exhibit 13 to this Form 10-K. The ownership of virtually all properties is subject to mortgage financing. The table of projects includes properties managed by us for a fee. Excluding such managed properties, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of leases are exercised. The operating properties subject to such leases in whole or part are as follows:

                                        Nature of        Year of expiration
       Property                         interest             of lease
       --------                         --------             --------
American City Building     Leasehold and fee                   2020

Arizona Center             Leasehold                   Various dates from
                                                       2017 to 2050
Augusta Mall               Leasehold                           2068

Bayside Marketplace        Leasehold by joint venture          2062

Echelon Mall               Leasehold                           2008

Faneuil Hall Marketplace   Leasehold                           2074

Fashion Place Mall         Leasehold                           2059

First National Bank Plaza  Leasehold                           2013

Franklin Park              Leasehold and fee by                2024
                           joint venture

The Gallery at Market      Leasehold                           2082
East

Governor's Square          Leasehold                           2054

Harborplace                Leasehold                           2054

Highland Mall              Leasehold and fee by                2070
                           joint venture

                                        Nature of        Year of expiration
       Property                         interest              of lease
       --------                         --------              --------
Hughes Center              Leasehold                           2059

The Jacksonville Landing   Leasehold                           2057

Mall St. Matthews          Leasehold                           2053

Pioneer Place              Leasehold                           2076

Plymouth Meeting           Leasehold                           2063

Riverwalk                  Leasehold and fee by joint          2076
                           venture

South Street Seaport       Leasehold                           2031

Tampa Bay Center           Leasehold and fee by joint          2047
                           venture

Westdale Mall              Leasehold by joint venture

Westlake Center            Leasehold                           2043

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant

The executive officers of the Company as of March 20, 2002 are:

                          Present office and           Date of election   Business or professional
                          position with the            or appointment to  experience during the past
Executive Officer    Age  Company                      present office     five years
------------------   ---  -------------------          -----------------  ----------------------------
Anthony W. Deering   57   Chairman of the Board,           2/25/97        Chairman of the Board, President and
                          President and                    2/25/93        Chief Executive Officer of the Company;
                          Chief Executive Officer          2/23/95        formerly President and Chief Executive
                                                                          Officer of the Company

Jeffrey H. Donahue   55   Executive Vice-President         12/3/98        Executive Vice-President and Chief Financial
                          and Chief Financial Officer      9/23/93        Officer of the Company; formerly Senior Vice-
                                                                          President and Chief Financial Officer of the
                                                                          Company

Duke S. Kassolis     50   Senior Vice-President             7/1/99        Senior Vice-President and Director, Property
                          and Director, Property           9/23/93        Operations; formerly Senior Vice-President
                          Operations                                      and Director of Office and Mixed-Use
                                                                          Operations of the Company

Douglas A. McGregor  59   Vice Chairman and Chief          12/3/98        Vice Chairman and Chief Operating Officer;
                          Operating Officer                               formerly Executive Vice-President for
                                                                          Development and Operations of the Company

Robert Minutoli      51   Senior Vice-President            9/23/93        Senior Vice-President and Director of
                          and Director of                  8/17/93        New Business of the Company
                          New Business

Executive Officers of the Registrant


                          Present office and           Date of election   Business or professional
                          position with the            or appointment to  experience during the past
Executive Officer    Age  Company                      present office     five years
------------------   ---  -------------------          -----------------  ----------------------------

Robert D. Riedy      56   Senior Vice-President            9/23/93        Senior Vice-President and Director of
                          and Director of Retail           8/17/93        Retail Leasing of the Company
                          Leasing

Alton J. Scavo       55   Senior Vice-President and        9/23/93        Senior Vice-President and Director of
                          Director of the                  8/17/93        the Community Development Division of
                          Community Development                           the Company and General Manager of
                          Division and General                            Columbia
                          Manager of Columbia

Jerome D. Smalley    52   Executive Vice-President         12/3/98        Executive Vice-President - Development;
                          - Development                                   formerly Senior Vice-President and Director
                                                                          of the Commercial and Office Development
                                                                          Division of the Company

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

                                   Part II
                                   -------

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters.

            Information required by Item 5 is incorporated herein by reference to page 30 of Exhibit 13.

Item 6.     Selected Financial Data.
            Information required by Item 6 is incorporated by reference to page 29 of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Information required by Item 7 is incorporated herein by reference to pages 31 through 43 of Exhibit 13.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

            Information required by Item 7A is incorporated herein by reference to page 40 of Exhibit 13.

Item 8.     Financial Statements and Supplementary Data.

            Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-2.

            Supplementary data required by Item 8 are incorporated herein by reference to page 30 of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                    Part III
                                    --------

The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before April 11, 2002.

                                      III-1

                                    Part IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1. and 2. Financial Statements and Schedules:

      Reference is made to the Index to Financial Statements and Schedules on page IV-3.

(b)   Reports on Form 8-K:

      Current Report on Form 8-K filed on January 16, 2002 disclosing that the Company, Simon Property Group, Inc. and Westfield America Trust had entered into an agreement to purchase substantially all of the assets of Rodamco North America N.V.

      Current Report on Form 8-K filed on January 18, 2002, disclosing that the Company was selling 14.5 million shares of common stock under its effective shelf registration statement.

(c)   Exhibits required by Item 601 of Regulation S-K.

       Exhibit No.
       -----------

                 3        Articles of Incorporation and Bylaws

                12.1      Ratio of earnings to fixed charges

                12.2 Ratio of earnings to combined fixed charges and Preferred stock dividend requirements

                13        Annual report to security holders

                21        Subsidiaries of the Registrant

                23        Consent of KPMG LLP, Independent Auditors

                24        Power of Attorney

                99        Additional Exhibits:

                99.1 Form 11-K Annual Report of The Rouse Company Savings Plan for the year ended December 31, 2001

                99.2      Factors affecting future operating results

                                The Rouse Company

                    Index to Financial Statements and Schedules

                                                                           Page
                                                                           ----

      Independent Auditors' Report                                         IV-3

      Financial Statements:
            Included on pages 1 through
            30 of Exhibit 13 incorporated herein by reference:

            Consolidated Balance Sheets at December 31, 2001 and 2000 Consolidated Statements of Operations and Comprehensive Income
               for the Years Ended December 31, 2001, 2000 and 1999
            Consolidated Statements of Changes in Shareholders' Equity for
               the Years Ended December 31, 2001, 2000 and 1999
            Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2001, 2000 and 1999
            Notes to Consolidated Financial Statements

     Schedules:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                   KPMG LLP

Baltimore, Maryland
February 22, 2002

                                                                    Schedule II
                        THE ROUSE COMPANY AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                  Years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                          Additions
                                                                  ------------------------
                                                     Balance at   Charged to   Charged to                           Balance at
                                                     beginning    costs and      other                               end of
Descriptions                                          of year      expenses     accounts         Deductions           year
------------                                        ----------    ----------   ----------        ----------         ----------
Year ended December 31, 2001:
   Allowance for doubtful receivables               $   22,608    $   8,992    $     464/(1)/    $    4,858/(2)/    $   27,206
                                                    ==========    =========    =========         ==========         ==========
   Deferred tax asset valuation allowance           $      ---    $   2,572    $   4,463/(1)/    $      959/(3)/    $    6,076
                                                    ==========    =========    =========         ==========         ==========
   Preconstruction                                  $    7,576    $   5,434    $     749/(1)/    $    6,231/(4)/    $    7,528
                                                    ==========    =========    =========         ==========         ==========

Year ended December 31, 2000:
   Allowance for doubtful receivables               $   23,570    $   6,683    $     ---         $    7,645/(2)/    $   22,608
                                                    ==========    =========    =========         ==========         ==========
   Preconstruction                                  $    5,247    $   4,691    $     ---         $    2,362/(4)/    $    7,576
                                                    ==========    =========    =========         ==========         ==========
Year ended December 31, 1999:
   Allowance for doubtful receivables               $   19,014    $   7,972    $     ---         $    3,416/(2)/    $   23,570
                                                    ==========    =========    =========         ==========         ==========
   Preconstruction                                  $   15,908    $     ---    $     ---         $   10,661/(4)/    $    5,247
                                                    ==========    =========    =========         ==========         ==========

Notes:
  /(1)/ Balance acquired from The Rouse Company Incentive Compensation Statutory Trust. Reference is made to note 2 to the consolidated financial statements for information related to this acquisition.

  /(2)/  Balances written off as uncollectible.

  /(3)/ Recognition of deferred tax benefits previously provided for through the valuation allowance account.

  /(4)/  Costs of unsuccessful projects written off and other deductions.

                                                                   Schedule III
                                                                   ------------
                        THE ROUSE COMPANY AND SUBSIDIARIES
                 Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2001
                                (in thousands)

                                                                     Costs capitalized
                                          Initial cost to               subsequent
                                            Company                    to acquisition
                                       ---------------------     ------------------------

                                                  Buildings
                                                    and                         Carrying
                           Encum-                 Improve-          Improve-      costs
  Description             brances       Land       ments             ments       (note 2)
  -----------            --------       ----       -----            ------       --------
Operating Properties:

The Mall in Columbia    $ 136,487  $       6,788   $       -     $   184,895          -
Retail Center
Columbia, MD

Pioneer Place             133,101          2,813           -         177,571          -
Mixed-Use Project
Portland, OR

Exton Square              101,916          4,979           -         166,356          -
Retail Center
Exton, PA

Fashion Show               39,019         35,036     120,347           8,899          -
Retail Center
Las Vegas, NV

South Street Seaport       45,000              -           -         154,462          -
Retail Center
New York, NY

Arizona Center             73,621             98           -         152,231          -
Mixed-Use Project
Phoenix, AZ

Woodbridge Center         126,494         26,301           -         120,893          -
Retail Center
Woodbridge, NJ

Fashion Place             112,601         19,379     119,715           2,181          -
Retail Center
Salt Lake City, UT

Beachwood Place           114,666         10,673           -         128,892          -
Retail Center
Cleveland, OH

                          Gross amount at which carried
                               at close of period
           ---------------------------------------------------------------------
                                                                                                          Life on
                                                                                                        which depre-
                                    Buildings                   Accumulated       Date of                ciation in
                                      and                      depreciation      completion             latest income
                                    Improve-                       and               of         Date      statement
  Description           Land         ments        Total        amortization     construction  acquired   is computed
  -----------           ----        --------      -----         ------------    ------------  --------   ------------
Operating Properties:

The Mall in Columbia   $  6,788   $    184,895   $  191,683      $ 27,058           08/71        N/A       Note 6
Retail Center
Columbia, MD

Pioneer Place             2,813        177,571      180,384        36,905           03/90        N/A       Note 6
Mixed-Use Project
Portland, OR

Exton Square              4,979        166,356      171,335        20,453           03/73        N/A       Note 6
Retail Center
Exton, PA

Fashion Show             35,036        129,246      164,282        16,800           03/81        06/96     Note 6
Retail Center
Las Vegas, NV

South Street Seaport          -        154,462      154,462        36,600           07/83        N/A       Note 6
Retail Center
New York, NY

Arizona Center               98        152,231      152,329        42,915           07/83        N/A       Note 6
Mixed-Use Project
Phoenix, AZ

Woodbridge Center        26,301        120,893      147,194        37,025           03/71        N/A       Note 6
Retail Center
Woodbridge, NJ

Fashion Place            19,379        121,896      141,275         6,605           03/72        10/98     Note 6
Retail Center
Salt Lake City, UT

Beachwood Place          10,673        128,892      139,565        17,392           08/78        N/A       Note 6
Retail Center
Cleveland, OH

                       THE ROUSE COMPANY AND SUBSIDIARIES
                Real Estate and Accumulated Depreciation (note 1)
                                December 31, 2001
                                 (in thousands)

                                                                  Costs capitalized
                                    Initial cost to                  subsequent
                                      Company                      to acquisition
                                -----------------------    ----------------------------------

                                                       Buildings
                                                         and                        Carrying
                             Encum-                    Improve-        Improve-        costs
Description                  brances         Land       ments           ments        (note 2)
-----------                  -------         ----       -----           -----        --------
Oviedo Marketplace        $   70,000    $   9,594    $     -      $  129,859          -
Retail Center
Orlando, FL

Owings Mills                  61,000       21,639          -         116,182          -
Retail Center
Baltimore, MD

Paramus Park                  94,802       13,476          -         118,166          -
Retail Center
Paramus, NJ

Moorestown Mall               61,288       10,256     68,889          49,130          -
Retail Center
Moorestown, NJ

The Gallery at Harborplace    95,299        6,648          -         105,186          -
Mixed-Use Project
Baltimore, MD

Westlake Center               70,473       10,582          -         101,116          -
Mixed-Use Project
Seattle, WA

Mall St. Matthews             68,555            -          -         108,083          -
Retail Center
Louisville, KY

Bayside Marketplace           72,622            -          -          98,381          -
Retail Center
Miami, FL

Faneuil Hall Marketplace      55,000            -          -          96,586          -
Retail Center
Boston, MA

                                           Gross amount at which carried
                                               at close of period
                            -------------------------------------------------------------
                                                                                                             Life on
                                                                                                           which depre-
                                       Buildings                   Accumulated     Date of                  ciation in
                                         and                      depreciation    completion              latest income
                                       Improve-                       and             of           Date      statement
Description                    Land      ments         Total      amortization    construction  acquired   is computed
-----------                    ----    --------        -----      ------------    ------------  --------   -----------

Oviedo Marketplace            $  9,594  $ 129,859   $ 139,453     $  10,182        03/98      N/A          Note 6
Retail Center
Orlando, FL

Owings Mills                    21,639    116,182     137,821        18,856        07/86      N/A           Note 6
Retail Center
Baltimore, MD

Paramus Park                    13,476    118,166     131,642        17,773        03/74      N/A           Note 6
Retail Center
Paramus, NJ

Moorestown Mall                 10,256    118,019     128,275         9,208        03/63      12/97         Note 6
Retail Center
Moorestown, NJ

The Gallery at Harborplace       6,648    105,186     111,834        30,073        09/87      N/A           Note 6
Mixed-Use Project
Baltimore, MD

Westlake Center                 10,582    101,116     111,698        31,171        10/88      N/A           Note 6
Mixed-Use Project
Seattle, WA

Mall St. Matthews                    -    108,083     108,083        26,265        03/62      N/A           Note 6
Retail Center
Louisville, KY

Bayside Marketplace                  -     98,381      98,381        22,783        04/87      N/A           Note 6
Retail Center
Miami, FL

Faneuil Hall Marketplace             -     96,586      96,586        15,493        08/76      N/A           Note 6
Retail Center
Boston, MA


                                  THE ROUSE COMPANY AND SUBSIDIARIES
                           Real Estate and Accumulated Depreciation (note 1)
                                            December 31, 2001
                                              (in thousands)

                                                                          Costs capitalized
                                           Initial cost to                    subsequent
                                               Company                     to acquisition
                                     ------------------------        ------------------------

                                                      Buildings
                                                        and                    Carrying
                                Encum-                 Improve-    Improve-     costs
   Description                  brances     Land       ments       ments       (note 2)
   -----------                  -------     ----        -----       -----     --------
White Marsh                $   78,488    $ 10,782     $      -   $  82,754             -
Retail Center
Baltimore, MD

Governor's Square              67,990           -            -      82,974             -
Retail Center
Tallahassee, FL

Augusta Mall                   56,431       4,697            -      74,782             -
Retail Center
Augusta, GA

Oakwood Center                 51,889      15,938            -      63,083             -
Retail Center
Gretna, LA

Plymouth Meeting               33,336         702            -      77,776             -
Retail Center
Plymouth Meeting, PA

Cherry Hill Mall               75,441      14,767            -      60,610             -
Retail Center
Cherry Hill, NJ

Riverwalk                      11,539           -            -      72,212             -
Retail Center
New Orleans, LA

Hulen Mall                     61,688       7,575            -      64,041             -
Retail Center
Ft. Worth, TX

Echelon Mall                   56,060       6,160            -      63,736             -
Retail Center
Voorhees, NJ


                                                     Gross amount at which carried
                                                            at close of period
                                 -------------------------------------------------------------
                                                                                                          Life on
                                                                                               which depre-
                                       Buildings              Accumulated    Date of                     ciation in
                                         and                 depreciation   completion                  latest income
                                       Improve-                  and            of          Date          statement
   Description              Land        ments       Total    amortization   construction  acquired      is computed
   -----------              ----       --------     -----    ------------   ------------  --------      ----------
White Marsh             $   10,782   $   82,754  $  93,536      $  24,000      08/81        N/A           Note 6
Retail Center
Baltimore, MD

Governor's Square                -       82,974     82,974         14,247      08/79        N/A           Note 6
Retail Center
Tallahassee, FL

Augusta Mall                 4,697       74,782     79,479         10,948      08/78        N/A           Note 6
Retail Center
Augusta, GA

Oakwood Center              15,938       63,083     79,021         14,233      10/82        N/A           Note 6
Retail Center
Gretna, LA

Plymouth Meeting               702       77,776     78,478         17,083      02/66        N/A           Note 6
Retail Center
Plymouth Meeting, PA

Cherry Hill Mall            14,767       60,610     75,377         21,594      10/61        N/A           Note 6
Retail Center
Cherry Hill, NJ

Riverwalk                        -       72,212     72,212         15,594      08/86        N/A           Note 6
Retail Center
New Orleans, LA

Hulen Mall                   7,575       64,041     71,616         13,886      08/77        N/A           Note 6
Retail Center
Ft. Worth, TX

Echelon Mall                 6,160       63,736     69,896         14,410      09/70        N/A           Note 6
Retail Center
Voorhees, NJ


                         THE ROUSE COMPANY AND SUBSIDIARIES
                  Real Estate and Accumulated Depreciation (note 1)
                                  December 31, 2001
                                   (in thousands)

                                                                        Costs capitalized
                                          Initial cost to                  subsequent
                                              Company                    to acquisition
                                   ------------------------------   -------------------------
                                                       Buildings
                                                         and                     Carrying
                             Encum-                    Improve-      Improve-     costs
   Description              brances         Land        ments         ments      (note 2)
   -----------              -------         ----        -----         -----      --------
Harborplace               $    34,066     $       -    $       -    $   59,302           -
Retail Center
Baltimore, MD

3800 Howard Hughes Parkway     37,083         3,622       38,438         3,400           -
Office Building/Industrial
Las Vegas, NV

Blue Cross & Blue Shield       23,833         1,000            -        44,269           -
Building I
Office Building
Baltimore, MD

The Jacksonville Landing        1,629             -            -        33,718           -
Retail Center
Jacksonville, FL

Village of Cross Keys          14,097           925            -        31,783           -
Mixed-Use Project
Baltimore, MD

Westdale Mall                  22,138           697       30,495         1,251           -
Retail Center
Cedar Rapids, IA

3993 Howard Hughes Parkway          -         1,526            -        28,924           -
Office Building
Las Vegas, NV

3773 Howard Hughes Parkway     21,272         1,739       22,625         3,564           -
Office Building
Las Vegas, NV


                                            Gross amount at which carried
                                                 at close of period
                              -------------------------------------------------------
                                                                                                      Life on
                                                                                                    which depre-
                                          Buildings          Accumulated     Date of                 ciation in
                                            and              depreciation   completion             latest income
                                          Improve-               and            of         Date      statement
   Description                   Land      ments     Total   amortization  construction  acquired   is computed
   -----------                   ----    --------    -----   ------------  ------------  --------   -----------

Harborplace                   $       - $  59,302 $  59,302    $  12,586     07/80        N/A        Note 6
Retail Center
Baltimore, MD

3800 Howard Hughes Parkway         3,622   41,838    45,460        8,766     11/86       06/96       Note 6
Office Building/Industrial
Las Vegas, NV

Blue Cross & Blue Shield           1,000   44,269    45,269       13,368     07/89        N/A        Note 6
Building I
Office Building
Baltimore, MD

The Jacksonville Landing               -   33,718    33,718       15,829     06/87        N/A        Note 6
Retail Center
Jacksonville, FL

Village of Cross Keys                925   31,783    32,708       11,258     09/65        N/A        Note 6
Mixed-Use Project
Baltimore, MD

Westdale Mall                        697   31,746    32,443        2,090     07/79       10/98       Note 6
Retail Center
Cedar Rapids, IA

3993 Howard Hughes Parkway         1,526   28,924    30,450        2,801     01/00        N/A        Note 6
Office Building
Las Vegas, NV

3773 Howard Hughes Parkway         1,739   26,189    27,928        4,068     11/95        6/96       Note 6
Office Building
Las Vegas, NV

                       THE ROUSE COMPANY AND SUBSIDIARIES
                Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2001
                                (in thousands)

                                                                     Costs capitalized
                                           Initial cost to              subsequent
                                               Company                 to acquisition
                                       ------------------------    ----------------------

                                                     Buildings
                                                        and                     Carrying
                               Encum-                 Improve-     Improve-      costs
    Description               brances      Land        ments        ments       (note 2)
    -----------               -------      ----        -----        -----       --------

Alexander & Alexander        $ 16,684    $  1,000     $      -     $   26,868         -
Building II
Office Building
Baltimore, MD

Hunt Valley 75                 11,931       8,136       14,187          4,091         -
Office Building
Hunt Valley, MD

3960 Howard Hughes Parkway     23,254         800            -         24,845         -
Office Building
Las Vegas, NV

Seventy Columbia Corp Ctr      20,847         857            -         24,408         -
Office Building
Columbia, MD

The Gallery at Market East          -           -            -         24,922         -
Retail Center
Philadelphia, PA

Mondawmin Mall                  1,098       2,251            -         18,829         -
Retail Center
Baltimore, MD

Blue Cross & Blue Shield        8,693       1,000            -         16,413         -
Building II
Office Building
Baltimore, MD

Senate Plaza                   11,144       2,284       13,319          1,585         -
Office Building
Camp Hill, PA


                                      Gross amount at which carried
                                           at close of period
                        --------------------------------------------------------
                                                                                                     Life on
                                                                                                  which depre-
                                       Buildings          Accumulated     Date of                 ciation in
                                          and            depreciation   completion               latest income
                                       Improve-              and           of          Date       statement
    Description               Land      ments     Total  amortization  construction   acquired    is computed
    -----------               ----    --------    -----  ------------  ------------   --------    -----------

Alexander & Alexander        $ 1,000   $ 26,868  $ 27,868      $ 9,139      09/87        N/A         Note 6
Building II
Office Building
Baltimore, MD

Hunt Valley 75                 8,136     18,278    26,414        1,662      07/84       12/98        Note 6
Office Building
Hunt Valley, MD

3960 Howard Hughes Parkway       800     24,845    25,645        5,607      04/98        N/A         Note 6
Office Building
Las Vegas, NV

Seventy Columbia Corp Ctr        857     24,408    25,265        7,654      06/92        N/A         Note 6
Office Building
Columbia, MD

The Gallery at Market East         -     24,922    24,922        8,619      08/77        N/A         Note 6
Retail Center
Philadelphia, PA

Mondawmin Mall                 2,251     18,829    21,080        9,123      01/78        N/A         Note 6
Retail Center
Baltimore, MD

Blue Cross & Blue Shield       1,000     16,413    17,413        4,598      08/90        N/A         Note 6
Building II
Office Building
Baltimore, MD

Senate Plaza                   2,284     14,904    17,188        3,077      07/72       12/98        Note 6
Office Building
Camp Hill, PA

                       THE ROUSE COMPANY AND SUBSIDIARIES
                Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2001
                                (in thousands)

                                                                     Costs capitalized
                                           Initial cost to              subsequent
                                               Company                 to acquisition
                                       ------------------------    ----------------------

                                                     Buildings
                                                        and                     Carrying
                               Encum-                 Improve-     Improve-      costs
    Description               brances      Land        ments        ments       (note 2)
    -----------               -------      ----        -----        -----       --------


3753/3763 Howard Hughes Pky  $ 10,154    $  3,844     $  12,018    $      941          -
Office Building
Las Vegas, NV

Alexander & Alexander           9,727         650             -        15,796          -
Building I
Office Building
Baltimore, MD

Forty Columbia Corp Center     11,234         636             -        15,653          -
Office Building
Columbia, MD

Fifty Columbia Corp Center     11,637         463             -        15,687          -
Office Building
Columbia, MD

3930 Howard Hughes Parkway      4,800       3,108        11,279         1,325          -
Office Building
Las Vegas, NV

Sixty Columbia Corp Center     14,351       1,050             -        14,526          -
Office Building
Columbia, MD

Centerpointe                    8,101       3,855        11,302           155          -
Office Building
Baltimore, MD

Tampa Bay Center               18,770      11,259             -         4,024          -
Retail Center
Tampa, FL


                                 Gross amount at which carried
                                        at close of period
                           -----------------------------------------------------
                                                                                                    Life on
                                                                                                  which depre-
                                      Buildings          Accumulated     Date of                 ciation in
                                         and            depreciation   completion               latest income
                                       Improve-              and           of          Date       statement
    Description               Land      ments    Total   amortization  construction   acquired    is computed
    -----------               ----    --------   -----   ------------  ------------   --------    -----------


3753/3763 Howard Hughes Pky  $ 3,844   $ 12,959  $ 16,803      $ 2,381      10/91        6/96        Note 6
Office Building
Las Vegas, NV

Alexander & Alexander            650     15,796    16,446        6,287      11/88        N/A         Note 6
Building I
Office Building
Baltimore, MD

Forty Columbia Corp Center       636     15,653    16,289        6,696      06/87        N/A         Note 6
Office Building
Columbia, MD


Fifty Columbia Corp Center       463     15,687    16,150        5,766      11/89        N/A         Note 6
Office Building
Columbia, MD


3930 Howard Hughes Parkway     3,108     12,604    15,712        3,918      12/94        06/96       Note 6
Office Building
Las Vegas, NV


Sixty Columbia Corp Center     1,050     14,526    15,576        1,307      02/99         N/A        Note 6
Office Building
Columbia, MD


Centerpointe                   3,855     11,457    15,312          936      07/87        12/98       Note 6
Office Building
Baltimore, MD


Tampa Bay Center              11,259      4,024    15,283        2,157      08/76         N/A        Note 6
Retail Center
Tampa, FL

                                      THE ROUSE COMPANY AND SUBSIDIARIES
                                Real Estate and Accumulated Depreciation (note 1)
                                                December 31, 2001
                                                 (in thousands)

                                                                 Costs capitalized
                                     Initial cost to                 subsequent
                                         Company                   to acquisition
                                     ---------------------- ----------------------

                                                 Buildings
                                                    and                Carrying
                               Encum-             Improve-   Improve-     costs
  Description                 brances    Land      ments      ments     (note 2)
  -----------                 -------    ----       -----    -----     --------

Canyon Center C&D           $    139    $ 1,723   $     -   $ 13,480           -
Office Building/Industrial
Las Vegas, NV

Canyon Center                 11,862      2,081     7,161      5,281           -
Office Building
Las Vegas, NV

Schilling Plaza South          4,800      5,000     7,402      1,325           -
Office Building
Baltimore, MD

Schilling Plaza North          7,697      4,470     8,059        908           -
Office Building
Baltimore, MD

3980 Howard Hughes Parkway    10,032        879     5,583      6,251           -
Office Building
Las Vegas, NV

Crossing Business Ctr          5,979      2,842     1,416      8,305           -
Phase III
Office Building
Las Vegas, NV

Thirty Columbia Corp Ctr      12,544      1,160         -     10,816           -
Office Building
Columbia, MD

3770 Howard Hughes Parkway     5,117        691     8,010      3,034           -
Office Building
Las Vegas, NV

                                          Gross amount at which carried
                                              at close of period
                             --------------------------------------------------------

                                                                                                    Life on
                                                                                                  which depre-
                                      Buildings             Accumulated     Date of                ciation in
                                         and               depreciation   completion             latest income
                                       Improve-                 and           of         Date      statement
  Description                Land       ments      Total   amortization  construction  acquired   is computed
  -----------                ----      --------    -----   ------------  ------------  --------   ------------

Canyon Center C&D           $  1,723   $ 13,480   $ 15,203  $  2,877       06/98          N/A        Note 6
Office Building/Industrial
Las Vegas, NV

Canyon Center                  2,081     12,442     14,523     1,931       03/98          N/A        Note 6
Office Building
Las Vegas, NV

Schilling Plaza South          5,000      8,727     13,727     1,150       07/87         12/98       Note 6
Office Building
Baltimore, MD

Schilling Plaza North          4,470      8,967     13,437       758       07/80         12/98       Note 6
Office Building
Baltimore, MD

3980 Howard Hughes Parkway       879     11,834     12,713     1,767       04/97          N/A        Note 6
Office Building
Las Vegas, NV

Crossing Business Ctr          2,842      9,721     12,563     1,915       09/96          N/A        Note 6
Phase III
Office Building
Las Vegas, NV

Thirty Columbia Corp Ctr       1,160     10,816     11,976     5,392       04/86          N/A        Note 6
Office Building
Columbia, MD

3770 Howard Hughes Parkway       691     11,044     11,735     4,445       10/90         06/96       Note 6
Office Building
Las Vegas, NV

                         THE ROUSE COMPANY AND SUBSIDIARIES
                  Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2001
                                (in thousands)


                                                                             Costs capitalized
                                                Initial cost to                 subsequent
                                                    Company                    to acquisition
                                               --------------------        ---------------------
                                                          Buildings
                                                             and                         Carrying
                                   Encum-                  Improve-         Improve-      costs
   Description                    brances      Land         ments            ments       (note 2)
   -----------                   --------      ----       ---------        --------      ---------

Twenty Columbia Corp Ctr       $   6,919    $   927      $      -       $   10,106              -
Office Building
Columbia, MD

Hickory Ridge                      8,028        907             -           10,080              -
Village Center
Columbia, MD

American City Building             3,163          -             -           10,790              -
Office Building
Columbia, MD

Dorsey Search                      9,092        911             -            9,815              -
Village Center
Columbia, MD

Inglewood Office II                5,859      2,233         7,304            1,186              -
Office Building
Landover, MD

10000 W. Charleston Arbors        23,981        695             -            9,730              -
Office Building
Summerlin, NV

Harper's Choice                    7,566        546             -            9,578              -
Village Center
Columbia, MD

201 International Circle           3,571      5,464         3,763              652              -
Office Building
Baltimore, MD


                                                   Gross amount at which carried
                                                        at close of period
                            ---------------------------------------------------------------------                  Life on
                                                                                                                 which depre-
                                        Buildings                  Accumulated         Date of                   ciation in
                                          and                     depreciation       completion                 latest income
                                        Improve-                      and                of            Date       statement
   Description               Land        ments           Total    amortization       construction    acquired    is computed
   -----------               ----      ---------        ------    ------------       ------------    --------   ------------


Twenty Columbia Corp Ctr   $  927     $   10,106    $   11,033    $   5,048             06/81           N/A       Note 6
Office Building
Columbia, MD

Hickory Ridge                 907         10,080        10,987        2,390             06/92           N/A       Note 6
Village Center
Columbia, MD

American City Building          -         10,790        10,790        9,592             03/69           N/A       Note 6
Office Building
Columbia, MD

Dorsey Search                 911          9,815        10,726        3,066             09/89           N/A       Note 6
Village Center
Columbia, MD

Inglewood Office II         2,233          8,490        10,723        1,047             07/86          12/98      Note 6
Office Building
Landover, MD

10000 W. Charleston Arbors    695          9,730        10,425        1,452             05/99           N/A       Note 6
Office Building
Summerlin, NV

Harper's Choice               546          9,578        10,124        3,776             06/71           N/A       Note 6
Village Center
Columbia, MD

201 International Circle    5,464          4,415         9,879          491             07/82          12/98      Note 6
Office Building
Baltimore, MD


                       THE ROUSE COMPANY AND SUBSIDIARIES
                 Real Estate and Accumulated Depreciation (note 1)
                              December 31, 2001
                                (in thousands)


                                                                              Costs capitalized
                                                   Initial cost to               subsequent
                                                       Company                 to acquisition
                                                ---------------------       ----------------------
                                                            Buildings
                                                               and                       Carrying
                                    Encum-                   Improve-     Improve-         costs
   Description                     brances        Land        ments        ments          (note 2)
   -----------                     -------        ----        -----        -----          --------

Crossing Business Center          $   7,160     $  1,326      $  7,951     $    535               -
Phase I
Office Building
Las Vegas, NV

Riverspark 2/Building 2               3,629        2,783         6,594            -               -
Office Building/Industrial
Columbia, MD

Inglewood Office
Center I                              3,140        2,245         5,867        1,148               -
Office Building
Landover, MD

Metro Plaza                               -          202             -        8,913               -
Retail Center
Baltimore, MD

Ten Columbia Corp Center              2,621          733             -        8,263               -
Office Building
Columbia, MD

10190 Covington Cross                 6,724        1,257           398        7,285               -
Office Building
Las Vegas, NV

Riverspark Building B                 2,864        2,117         2,545        3,940               -
Industrial Building
Columbia, MD

Wilde Lake                            1,457        1,486             -        6,877               -
Village Center
Columbia, MD


                                                    Gross amount at which carried
                                                          at close of period
                              --------------------------------------------------------------------                  Life on
                                                                                                                 which depre-
                                          Buildings                   Accumulated        Date of                   ciation in
                                            and                      depreciation      completion                latest income
                                          Improve-                       and              of            Date       statement
   Description                 Land        ments         Total       amortization     construction    acquired    is computed
   -----------                 ----      ----------     -------      ------------    -------------    ---------   ------------


Crossing Business Center     $  1,326    $  8,486     $  9,812       $  1,465              12/94         06/96        Note 6
Phase I
Office Building
Las Vegas, NV

Riverspark 2/Building 2         2,783       6,594        9,377            540              07/87         12/98        Note 6
Office Building/Industrial
Columbia, MD

Inglewood Office                2,245       7,015        9,260            811              07/82         12/98        Note 6
Center I
Office Building
Landover, MD

Metro Plaza                       202       8,913        9,115          4,570               N/A          12/82        Note 6
Retail Center
Baltimore, MD

Ten Columbia Corp Center          733       8,263        8,996          3,870              09/81          N/A         Note 6
Office Building
Columbia, MD

10190 Covington Cross           1,257       7,683        8,940          1,001              12/97          N/A         Note 6
Office Building
Las Vegas, NV

Riverspark Building B           2,117       6,485        8,602            356              07/85         12/98        Note 6
Industrial Building
Columbia, MD

Wilde Lake                      1,486       6,877        8,363          4,553              07/67          N/A         Note 6
Village Center
Columbia, MD


                       THE ROUSE COMPANY AND SUBSIDIARIES
                Real Estate and Accumulated Depreciation (note 1)
                                December 31, 2001
                                 (in thousands)

                                                              Costs capitalized
                                       Initial cost to             subsequent
                                          Company               to acquisition
                                     --------------------  -----------------------

                                                 Buildings
                                                    and                   Carrying
                           Encum-                 Improve-      Improve-    costs
   Description             brances      Land       ments         ments     (note 2)
   -----------             -------      ----       -----         -----     --------
Kings Contrivance         $  7,386    $  1,072    $      -     $   7,232         -
Village Center
Columbia, MD

USA Group                    6,693       1,197       4,880         1,942         -
Office Building/Industrial
Las Vegas, NV

Columbia Crossing            6,515       1,527           -         6,352         -
Retail Center
Columbia, MD

Crossing Business Center     7,443         357       7,071            37         -
Phase II
Office Building/Industrial
Las Vegas, NV

Corporate Pointe                 -       1,743           -         5,552         -
Building III
Office Building
Las Vegas, NV

Inglewood Tech IV            3,175       2,576       3,365           846         -
Industrial Building
Landover, MD

Canyon Business Center          90       1,188           -         5,588         -
Phase V
Office Building/Industrial
Las Vegas, NV


                                           Gross amount at which carried
                                                 at close of period
                              --------------------------------------------------

                                                                                              Life on
                                                                                            which depre-
                                    Buildings          Accumulated   Date of                ciation in
                                      and             depreciation  completion              latest income
                                    Improve-              and          of          Date      statement
   Description               Land    ments     Total  amortization  construction  acquired  is computed
   -----------               ----   --------   -----  ------------  ------------  --------  -----------
Kings Contrivance         $  1,072  $  7,232  $  8,304   $  2,894      06/86        N/A        Note 6
Village Center
Columbia, MD

USA Group                    1,197     6,822     8,019        744      11/98        N/A        Note 6
Office Building/Industrial
Las Vegas, NV

Columbia Crossing            1,527     6,352     7,879      1,026      11/98        N/A        Note 6
Retail Center
Columbia, MD

Crossing Business Center       357     7,108     7,465      1,029      12/95       06/96       Note 6
Phase II
Office Building/Industrial
Las Vegas, NV

Corporate Pointe             1,743     5,552     7,295        275      02/01        N/A        Note 6
Building III
Office Building
Las Vegas, NV

Inglewood Tech IV            2,576     4,211     6,787        463      07/86       12/98       Note 6
Industrial Building
Landover, MD

Canyon Business Center       1,188     5,588     6,776      1,366      03/98        N/A        Note 6
Phase V
Office Building/Industrial
Las Vegas, NV

                       THE ROUSE COMPANY AND SUBSIDIARIES
                Real Estate and Accumulated Depreciation (note 1)
                                December 31, 2001
                                 (in thousands)

                                                         Costs capitalized
                                   Initial cost to           subsequent
                                       Company            to acquisition
                                 ---------------------- ---------------------

                                              Buildings
                                                 and                 Carrying
                              Encum-           Improve-   Improve-    costs
Description                   brances  Land     ments      ments     (note 2)
-----------                   -------  ----     -----      -----     --------

Raytheon                      $  153   $  422   $ 6,134   $      -        -
Office Building/Industrial
Las Vegas, NV

Plaza East                     4,297      910     5,297        108        -
Office Building/Industrial
Las Vegas, NV

Inglewood Tech V               3,827    2,736     3,494          -        -
Industrial Building
Landover, MD

First National Bank Plaza      5,061        -         -      6,149        -
Office Building
Mt. Prospect, IL

Hunt Valley 49                 3,446    1,718     3,892        357        -
Industrial Building
Hunt Valley,  MD

Hunt Valley 36                 3,201    1,256     3,954        636        -
Industrial Building
Hunt Valley,  MD

Plaza West                     4,163      195     5,360        130        -
Office Building/Industrial
Las Vegas, NV

Oakland Mills                  1,178    1,746         -      3,884        -
Village Center
Columbia, MD


                                            Gross amount at which carried
                                                 at close of period
                              --------------------------------------------------
                                                                                            Life on
                                                                                          which depre-
                                    Buildings        Accumulated   Date of                 ciation in
                                       and           depreciation completion              latest income
                                     Improve-              and       of          Date      statement
Description                   Land    ments    Total amortization construction  acquired   is computed
-----------                   ----   --------  ----- ------------ ------------  ---------  -----------

Raytheon                     $  422   $ 6,134  $ 6,556   $  909      11/92        06/96       Note 6
Office Building/Industrial
Las Vegas, NV

Plaza East                      910     5,405    6,315      864      12/93        06/96       Note 6
Office Building/Industrial
Las Vegas, NV

Inglewood Tech V              2,736     3,494    6,230      394      07/86        12/98       Note 6
Industrial Building
Landover, MD

First National Bank Plaza         -     6,149    6,149    2,294      07/81         N/A        Note 6
Office Building
Mt. Prospect, IL

Hunt Valley 49                1,718     4,249    5,967      342      02/82        12/98       Note 6
Industrial Building
Hunt Valley,  MD

Hunt Valley 36                1,256     4,590    5,846      471      02/76        12/98       Note 6
Industrial Building
Hunt Valley,  MD

Plaza West                      195     5,490    5,685      889      11/95        06/96       Note 6
Office Building/Industrial
Las Vegas, NV

Oakland Mills                 1,746     3,884    5,630      862      06/69         N/A        Note 6
Village Center
Columbia, MD

                       THE ROUSE COMPANY AND SUBSIDIARIES
                Real Estate and Accumulated Depreciation (note 1)
                                December 31, 2001
                                 (in thousands)

                                                             Costs capitalized
                                       Initial cost to          subsequent
                                          Company             to acquisition
                                     -------------------    -------------------

                                                Buildings
                                                  and                Carrying
                             Encum-             Improve-   Improve-    costs
  Description                brances   Land      ments      ments     (note 2)
  -----------                -------   ----      -----      -----     --------

Long Reach              $    4,696  $     34   $      -   $  5,510         -
Village Center
Columbia, MD

Dobbin Road                  2,114       542          -      4,989         -
Village Center
Columbia, MD

Rutherford 60                3,806     1,166      4,163          -         -
Industrial Building
Woodlawn, MD

Other properties and
related investments         71,449    55,476     63,470      98,671        -
                       --------------------------------- --------------------

Total Operating
Properties              $2,653,986  $408,124   $645,747  $3,373,597        -
                       --------------------------------- --------------------

                                           Gross amount at which carried
                                                 at close of period
                              -------------------------------------------------------
                                                                                                  Life on
                                                                                                which depre-
                                     Buildings              Accumulated   Date of                ciation in
                                        and                depreciation  completion              latest income
                                      Improve-                 and          of          Date      statement
Description                  Land      ments     Total     amortization  construction  acquired  is computed
-----------                  ----     --------   -----     ------------  ------------  --------  -----------
Long Reach                $     34    $    5,510  $    5,544  $  2,099       06/74        N/A       Note 6
Village Center
Columbia, MD

Dobbin Road                    542         4,989       5,531     2,280       06/83        N/A       Note 6
Village Center
Columbia, MD

Rutherford 60                1,166         4,163       5,329       557       07/72       12/98      Note 6
Industrial Building
Woodlawn, MD

Other properties and
related investments         55,476       162,141     217,617    49,821
                         ----------------------------------------------

Total Operating
Properties                $408,124    $4,019,344  $4,427,468  $853,087
                         ----------------------------------------------

                     THE ROUSE COMPANY AND SUBSIDIARIES
              Real Estate and Accumulated Depreciation (note 1)
                           December 31, 2001
                            (in thousands)


                                                                                    Costs capitalized
                                                  Initial cost to                      subsequent
                                                      Company                       to acquisition
                                             ---------------------------     ----------------------------------

                                                             Buildings
                                                               and                                 Carrying
                             Encum-                          Improve-         Improve-              costs
   Description               brances          Land             ments            ments              (note 2)
   -----------              --------         ------         ------------      --------             ---------

Properties in Development:

Fashion Show Expansion     $       -        $   23,539      $      -         $    108,265              -
Expansion of Retail Center
Las Vegas, NV

Summerlin Town Center          6,543            14,970             -                2,686              -
New Retail Center
Summerlin, NV

Arizona Center                12,800            13,893             -                    -              -
Developed/Developable Land
Under Master Lease
Phoenix, AZ

La Cantera Center                  -                 -             -                8,440              -
New Retail Center
San Antonio, TX

Canyon Pointe                      -             7,350             -                  426              -
New Retail Center
Summerlin, NV

Coral Gables                   1,195             7,272             -                    -              -
Developed/Developable Land
Coral Gables, FL

Fashion Place Expansion            -                 -             -                6,751              -
Expansion of Retail Ctr
Salt Lake City, UT

The Mall in Columbia               -                 -             -                5,686              -
Expansion of Retail Center
Columbia, MD


                                            Gross amount at which carried
                                                 at close of period
                                 ------------------------------------------------------------------
                                                                                                                    Life on
                                                                                                                  which depre-
                                            Buildings                   Accumulated       Date of                  ciation in
                                              and                       depreciation     completion               latest income
                                            Improve-                        and             of            Date      statement
   Description                   Land        ments           Total     amortization    construction    acquired   is computed
   ----------                  -------     ----------     ----------   -------------    ------------     --------  -------------

Properties in Development:

Fashion Show Expansion       $  23,539    $   108,265     $   131,804        N/A            N/A           N/A        N/A
Expansion of Retail Center
Las Vegas, NV

Summerlin Town Center           14,970          2,686          17,656        N/A            N/A           N/A        N/A
New Retail Center
Summerlin, NV

Arizona Center                  13,893              -          13,893        N/A            N/A           N/A        N/A
Developed/Developable Land
Under Master Lease
Phoenix, AZ

La Cantera Center                    -          8,440           8,440        N/A            N/A           N/A        N/A
New Retail Center
San Antonio, TX

Canyon Pointe                    7,350            426           7,776        N/A            N/A           N/A        N/A
New Retail Center
Summerlin, NV

Coral Gables                     7,272              -           7,272        N/A            N/A           N/A        N/A
Developed/Developable Land
Coral Gables, FL

Fashion Place Expansion              -          6,751           6,751        N/A            N/A           N/A        N/A
Expansion of Retail Ctr
Salt Lake City, UT

The Mall in Columbia                 -          5,686           5,686        N/A            N/A           N/A        N/A
Expansion of Retail Center
Columbia, MD


                     THE ROUSE COMPANY AND SUBSIDIARIES
              Real Estate and Accumulated Depreciation (note 1)
                              December 31, 2001
                                (in thousands)

                                                                 Costs capitalized
                                        Initial cost to              subsequent
                                            Company                to acquisition
                                      -------------------  ------------------------
                                                Buildings
                                                  and                     Carrying
                            Encum-              Improve-     Improve-        costs
   Description             brances      Land     ments        ments       (note 2)
   -----------             -------      ----     -----        -----       --------
Pioneer Place                     -         -          -         3,434            -
Expansion of Mixed-Use
Project
Portland, OR

Other projects                    -       882          -        14,312            -
                         --------------------------------  -------------------------

Total Properties in
Development               $  20,538  $ 67,906   $      -     $ 150,000            -
                         --------------------------------  -------------------------

                                            Gross amount at which carried
                                                 At close of period
                          --------------------------------------------------------------
                                                                                                        Life on
                                                                                                      which depre-
                                      Buildings              Accumulated      Date of                  ciation in
                                         and                 depreciation    completion               latest income
                                       Improve-                  and             of          Date       statement
   Description               Land       ments      Total     amortization   construction   acquired    is computed
   -----------               ----     --------     -----     ------------   ------------   --------    -----------
Pioneer Place                    -      3,434       3,434        N/A            N/A          N/A           N/A
Expansion of Mixed-Use
Project
Portland, OR

Other projects                 882     14,312      15,194        N/A
                         ------------------------------------------------

Total Properties in
Development               $ 67,906  $ 150,000   $ 217,906          -
                         ------------------------------------------------

                      THE ROUSE COMPANY AND SUBSIDIARIES
               Real Estate and Accumulated Depreciation (note 1)
                               December 31, 2001
                                (in thousands)

                                                                                 Costs capitalized
                                                    Initial cost to                  subsequent
                                                        Company                      to acquisition
                                                 -------------------        -------------------------
                                                           Buildings
                                                              and                           Carrying
                                     Encum-                 Improve-          Improve-       costs
    Description                     brances        Land      ments             ments        (note 2)
    -----------                     -------        ----       -----             -----        --------
Investment Land and
Land Held For Development
and Sale:

Summerlin                         $   88,413      $ 74,029   $        -      $   87,804             -
Land in Various Stages
of Development
Summerlin, NV

Columbia and Emerson                  12,178        53,000            -          29,106             -
Land in Various Stages
of Development
Howard County, MD

Canyon Springs                             -        12,872            -          11,909             -
Land Held for Development
Riverside County, CA

Investment Land
Las Vegas, NV                              -        15,047            -               -             -

Other                                      -            55            -             469             -
                                ----------------------------------------    -------------------------

Total Investment Land and
Land Held for Development
& Sale                               100,591       155,003            -         129,288             -
                                ----------------------------------------    -------------------------

Total                             $2,775,115      $631,033   $645,747        $3,652,885             -
                                ========================================    =========================
                                                     Gross amount at which carried
                                                           at close of period
                                ----------------------------------------------------------------------
                                                                                                                         Life on
                                                                                                                       which depre-
                                            Buildings                    Accumulated       Date of                     ciation in
                                               and                       depreciation      completion                latest income
                                             Improve-                        and              of            Date      statement
    Description                  Land         ments          Total       amortization     construction     acquired   is computed
    -----------                  ----       --------         -----       ------------     ------------     --------     -----------
Investment Land and
Land Held For Development
and Sale:

Summerlin                       $161,833    $        -    $  161,833          N/A              N/A          06/96           N/A
Land in Various Stages
of Development
Summerlin, NV

Columbia and Emerson              82,106             -        82,106          N/A              N/A          09/85           N/A
Land in Various Stages
of Development
Howard County, MD

Canyon Springs                    24,781             -        24,781          N/A              N/A          07/89           N/A
Land Held for Development
Riverside County, CA

Investment Land
Las Vegas, NV                     15,047             -        15,047          N/A

Other                                524             -           524          N/A
                                -----------------------------------------------------------

Total Investment Land and
Land Held for Development
& Sale                           284,291             -       284,291          -
                                -----------------------------------------------------------

Total                           $760,321    $4,169,344    $4,929,665          $853,087
                                ===========================================================

                                                        -----------------------
                     THE ROUSE COMPANY AND SUBSIDIARIES
              Real Estate and Accumulated Depreciation (note 1)
                              December 31, 2001

Notes:

   /(1)/ Reference is made to notes 1, 3 and 6 to the consolidated financial statements.

   /(2)/ The determination of these amounts is not practicable and, accordingly, they are included in improvements.

   /(3)/ The changes in total cost of properties for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                    2001             2000          1999
                                                    ----             ----          ----
Balance at beginning of year                   $ 3,898,984      $ 3,888,455     $ 4,826,913
Additions, at cost                                 319,735          212,040         219,374
Cost of properties acquired from
  The Rouse Company Incentive Compensation
  Statutory Trust (note 7)                         802,720               --              --
Cost of other properties acquired                      ---           44,685              --
Cost of land sales                                 (87,382)              --          (7,211)
Retirements, sales and other
  dispositions                                      (4,392)        (246,196)     (1,105,486)
Provision for loss on operating properties             ---              ---         (45,135)
                                               -----------      -----------     -----------
Balance at end of year                         $ 4,929,665      $ 3,898,984     $ 3,888,455
                                               ===========      ===========     ===========

                                                        -----------------------
                     THE ROUSE COMPANY AND SUBSIDIARIES
              Real Estate and Accumulated Depreciation (note 1)
                              December 31, 2001
Notes:

   /(4)/ The changes in accumulated depreciation and amortization for the years ended December 31, 2001, 2000 and 1999 are as follows
          (in thousands):

                                                    2001             2000          1999
                                                    ----             ----          ----

Balance at beginning of year                   $ 608,061        $ 527,737       $ 525,098
Depreciation and amortization
  charged to operations                          125,504           90,307          94,532
Retirements, sales and other, net                    778           (9,983)        (91,893)
Accumulated depreciation on properties
  acquired from The Rouse Company
  Incentive Compensation Statutory
  Trust (note 7)                                 118,744               --              --
                                               ---------        ---------       ---------
Balance at end of year                         $ 853,087        $ 608,061       $ 527,737
                                               =========        =========       =========

   /(5)/ The aggregate cost of properties for Federal income tax purposes is approximately $3,786,755,000 at December 31, 2001.

   /(6)/ Reference is made to note 1(c) to the consolidated financial statements for information related to depreciation.

   /(7)/ Reference is made to note 2 to the consolidated financial statements for information related to the acquisition of properties (majority financial interest ventures) from The Rouse Company Incentive Compensation Statutory Trust.

   /(8)/ Certain amounts for prior years have been reclassified to conform to the presentation for 2001.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Rouse Company

By: /s/ Anthony W. Deering
    --------------------------------------
    Anthony W. Deering                                           March 22, 2002
    Chairman of the Board, President
      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Anthony W. Deering
------------------------------------------
Anthony W. Deering                                               March 22, 2002
Chairman of the Board, President
  and Chief Executive Officer

Principal Financial Officer:

/s/ Jeffrey H. Donahue
------------------------------------------
Jeffrey H. Donahue                                               March 22, 2002
Executive Vice President and
  Chief Financial Officer

Principal Accounting Officer:

/s/ Melanie M. Lundquist
------------------------------------------
Melanie M. Lundquist                                             March 22, 2002
Vice President and Corporate Controller

Board of Directors:

     David H. Benson, Jeremiah E. Casey, Platt W. Davis, III, Anthony W. Deering, Rohit M. Desai, Juanita T. James, Thomas J. McHugh, Hanne M. Merriman, Roger W. Schipke, John G. Schreiber, Mark R. Tercek and Gerard J. M. Vlak.

By:/s/ Anthony W. Deering
   ---------------------------------------
  Anthony W. Deering                                             March 22, 2002
  For himself and as
  Attorney-in-fact for
  the above-named persons

                                  Exhibit Index

Exhibit No.
-----------

    3          Articles of Incorporation and Bylaws

   12.1        Ratio of earnings to fixed charges

   12.2 Ratio of earnings to combined fixed charges and Preferred stock dividend requirements

   13          Annual report to security holders

   21          Subsidiaries of the Registrant

   23          Consent of KPMG LLP, Independent Auditors

   24          Power of Attorney

   99          Additional Exhibits:

   99.1        Form 11-K Annual Report of The Rouse Company
               Savings Plan for the year ended December 31, 2001

   99.2        Factors affecting future operating results