Form 10-Q
period 2002-03-31
ROUSE COMPANY
filed 2002-05-15
CIK 85388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-1743

(Exact name of registrant as specified in its charter)
Maryland (State or other jurisdiction of incorporation or organization)	52-0735512 (I.R.S. Employer Identification No.)
10275 Little Patuxent Parkway Columbia, Maryland (Address of principal executive offices)	21044-3456 (Zip Code)

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

Yes ☒                No ☐

        Indicate the number of shares outstanding of the issuer's common stock as of May 8, 2002:

Common Stock, $0.01 par value Title of Class	86,631,178 Number of Shares

Part I. Financial Information

Item 1. Financial Statements:

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2002 and 2001
(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2002	2001
Revenues	$239,002	$246,384
Operating expenses, exclusive of provision for bad debts, depreciation and amortization	119,289	123,637
Interest expense	54,364	58,758
Provision for bad debts	2,136	1,298
Depreciation and amortization	33,284	31,418
Other provisions and losses	9,616	—

Earnings before income taxes, equity in earnings of unconsolidated real estate ventures, net gains (losses) on operating properties, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	20,313	31,273
Income taxes, primarily deferred	(10,320)	(6,444)
Equity in earnings of unconsolidated real estate ventures	6,967	7,362

Earnings before net gains (losses) on operating properties, discontinued operations, extraordinary items and cumulative effect of change in accounting principle	16,960	32,191
Net gains (losses) on operating properties	1,114	(401)

Earnings before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	18,074	31,790
Discontinued operations	(146)	(119)
Extraordinary losses	(3,225)	—
Cumulative effect of change in accounting principle	—	(411)

Net earnings	14,703	31,260

(continued)

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income, continued
Three Months Ended March 31, 2002 and 2001
(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2002	2001
Other items of comprehensive income (loss):
Minimum pension liability adjustment	$(333)	$(500)
Unrealized gains (losses) on derivatives designated as cash flow hedges	3,726	—

Comprehensive income	$18,096	$30,760

Net earnings applicable to common shareholders	$11,665	$28,222

Earnings per share of common stock
Basic:
Earnings before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	$.18	$.42
Discontinued operations	—	—
Extraordinary losses	(.04)	—
Cumulative effect of change in accounting principle	—	(.01)

Total	$.14	$.41

Diluted:
Earnings before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	$.18	$.41
Discontinued operations	—	—
Extraordinary losses	(.04)	—
Cumulative effect of change in accounting principle	—	(.01)

Total	$.14	$.40

Dividends per share:
Common stock	$.39	$.355

Preferred stock	$.75	$.75

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(In thousands, except share data)

	March 31, 2002 (Unaudited)	December 31, 2001
Assets:
Property:
Operating properties:
Property and deferred costs of projects	$4,406,298	$4,484,183
Less accumulated depreciation and amortization	891,644	888,615

	3,514,654	3,595,568
Properties in development	226,548	217,906
Properties held for sale	68,782	—
Investment land and land held for development and sale	296,360	284,291

Total property	4,106,344	4,097,765
Investments in and advances to unconsolidated real estate ventures	278,004	269,573
Prepaid expenses, receivables under finance leases and other assets	370,945	371,072
Accounts and notes receivable	76,909	87,753
Investments in marketable securities	22,333	22,157
Cash and cash equivalents	286,831	32,123

Total	$5,141,366	$4,880,443

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets, continued
March 31, 2002 and December 31, 2001
(In thousands, except share data)

	March 31, 2002 (Unaudited)	December 31, 2001
Liabilities:
Debt:
Property debt not carrying a Parent Company guarantee of repayment	$2,638,289	$2,709,699
Parent Company debt and debt carrying a Parent Company guarantee of repayment:
Property debt	69,326	69,389
Other debt	627,500	709,732

	696,826	779,121

Total debt	3,335,115	3,488,820

Accounts payable, accrued expenses and other liabilities	572,389	599,298
Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debt securities	136,965	136,965
Shareholders' equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	41	41
Common stock of 1 cent par value per share; 250,000,000 shares authorized; 86,369,372 shares issued in 2002 and 69,354,169 shares issued in 2001	864	694
Additional paid-in capital	1,223,300	763,351
Accumulated deficit	(124,400)	(102,425)
Accumulated other comprehensive income (loss)	(2,908)	(6,301)

Net shareholders' equity	1,096,897	655,360

Total	$5,141,366	$4,880,443

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001
(Unaudited, in thousands)

	2002	2001
Cash flows from operating activities:
Rents and other revenues received	$178,783	$187,766
Proceeds from land sales and notes receivable from land sales	45,697	63,333
Interest received	3,133	1,796
Operating expenditures	(93,178)	(110,603)
Land development expenditures	(31,197)	(22,408)
Interest paid	(54,888)	(51,294)
Operating distributions from unconsolidated real estate ventures	9,087	11,448

Net cash provided by operating activities	57,437	80,038

Cash flows from investing activities:
Expenditures for properties in development	(27,404)	(46,401)
Expenditures for improvements to existing properties	(10,350)	(9,168)
Expenditures for property acquisitions	(6,365)	—
Distributions from unconsolidated real estate ventures	—	7,000
Expenditures for investments in unconsolidated real estate ventures	(8,071)	(9,383)
Expenditures for options to purchase euros	(11,298)	—
Other	9	3,991

Net cash used by investing activities	(63,479)	(53,961)

Cash flows from financing activities:
Proceeds from issuance of property debt	29,129	83,502
Repayments of property debt:
Scheduled principal payments	(24,386)	(14,933)
Other payments	(72,819)	(52,330)
Proceeds from issuance of other debt	—	4,992
Repayments of other debt	(82,000)	(17,400)
Purchases of common stock	(6,538)	(1,968)
Proceeds from issuance of common stock	456,427	—
Proceeds from exercise of stock options	3,369	264
Dividends paid	(36,678)	(27,402)
Other	(5,754)	(557)

Net cash provided (used) by financing activities	260,750	(25,832)

Net increase in cash and cash equivalents	254,708	245
Cash and cash equivalents at beginning of period	32,123	14,742

Cash and cash equivalents at end of period	$286,831	$14,987

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
Three Months Ended March 31, 2002 and 2001
(Unaudited, in thousands)

	2002	2001
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$14,703	$31,260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,113	32,433
Decrease in undistributed earnings of unconsolidated real estate ventures	2,120	4,086
Net losses (gains) on operating properties	(1,114)	401
Extraordinary losses	3,225	—
Cumulative effect of change in accounting principle	—	411
Participation expense pursuant to Contingent Stock Agreement	8,725	10,216
Provision for bad debts	2,154	1,333
Deferred income taxes	7,564	5,518
Changes in operating assets and liabilities and other, net	(14,053)	(5,620)

Net cash provided by operating activities	$57,437	$80,038

Schedule of noncash investing and financing activities:
Common stock issued pursuant to Contingent Stock Agreement	$6,465	$13,205
Lapses of restrictions on common stock awards	396	2,212
Debt assumed by purchasers of land	3,629	691
Common stock issued in acquisition of voting interests in majority financial interest ventures	—	3,500
Debt and other liabilities assumed in acquisition of majority financial interest ventures	—	547,531
Property and other assets obtained in acquisition of majority financial interest ventures	—	884,572
Capital lease obligations incurred	831	—

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2002

(1)    Principles of statement presentation

        The unaudited consolidated financial statements of The Rouse Company, our subsidiaries and partnerships ("we," "Rouse" or "us") include all adjustments which are necessary, in the opinion of management, to fairly reflect our financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the 2001 Annual Report to Shareholders.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, but it extends that reporting for all periods presented to a component of an entity that, subsequent to or on January 1, 2002, either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet. We adopted SFAS No. 144 effective January 1, 2002.

        Under the provisions of SFAS No. 144, we classified 12 community retail centers in Columbia, Maryland and Tampa Bay Center as properties held for sale in the first quarter of 2002. The 12 community retail centers were sold in April 2002 (see note 11) and we anticipate selling Tampa Bay Center during 2002. We decided to sell these properties as they do not meet one of our primary business strategies of owning and operating large-scale premier shopping centers. The operating results of these properties do not materially affect the reported segment results in note 5.

        Properties held for sale at March 31, 2002 are summarized as follows (in thousands):

Operating properties, net	$67,769
Properties in development	134
Other assets	879

Total	$68,782

        Operating results of properties classified as held for sale in 2002 are included in discontinued operations for all periods presented. Operating results for these properties are summarized as follows:

	Three months ended March 31,
	2002	2001
Revenues	$4,583	$5,240
Operating expenses, exclusive of depreciation and amortization	2,298	2,563
Interest expense	932	1,403
Depreciation and amortization	829	1,015
Income taxes, primarily deferred	670	378

Total	$(146)	$(119)

        In order to conform to general industry practice, we have also reclassified certain building and land improvement costs that are recoverable from tenants from other assets to property. These costs and related accumulated depreciation were $58.7 million and $37.5 million, respectively, at March 31, 2002 and $56.7 million and $35.5 million, respectively, at December 31, 2001. In connection with this reclassification, we reclassified the depreciation of these assets from operating expenses to depreciation. Depreciation of these assets was approximately $2.0 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively.

        In addition to the above reclassifications, we have reclassified certain other amounts for 2001 to conform to our current presentation.

(2)    Tax status

        We elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998. We believe that we met the qualifications for REIT status as of March 31, 2002 and intend to meet the qualifications in the future.

        A REIT is permitted to own up to 100% of the voting stock in taxable REIT subsidiaries ("TRS"). TRS are corporations that are permitted to engage in nonqualifying REIT activities. We own and operate several TRS that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland and Summerlin, Nevada. The TRS also operate and/or own several retail centers and office and other properties. Except with respect to the TRS, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2002 and future years.

        In connection with our election to be taxed as a REIT, we have also elected to be subject to the "built-in gain" rules on the assets of our Qualified REIT Subsidiaries ("QRS"). Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on our assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $2.5 billion. We believe that we will not be required to make significant payments of taxes on built-in gains throughout the ten-year period due to the availability of our net operating loss carryforward to offset built-in gains which might be recognized and the potential for us to make nontaxable dispositions, if necessary. It may be necessary to recognize a liability for such taxes in the future if our plans and intentions with respect to QRS asset dispositions, or the related tax laws, change.

(3)    Unconsolidated real estate ventures

        We own interests in unconsolidated real estate ventures that own and/or develop properties. We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements. These ventures are accounted for using the equity or cost method, as appropriate. At March 31, 2002 and December 31, 2001, these ventures were primarily partnerships and corporations which own retail centers. Most of these properties are managed by our affiliates. These ventures also include joint ventures formed in connection with the contribution of our ownership interests in two development projects.

(4)    Debt

        Debt is summarized as follows (in thousands):

	March 31, 2002		December 31, 2001
	Total	Due in one year	Total	Due in one year
Mortgages and bonds	$2,646,855	$223,844	$2,717,898	$168,158
Medium-term notes	51,500	3,000	51,500	3,000
Credit facility borrowings	140,000	—	222,000	—
Other loans	496,760	157,164	497,422	42,774

Total	$3,335,115	$384,008	$3,488,820	$213,932

        The amounts due in one year reflect the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

(5)    Segment information

        We have five reportable segments: retail centers, office and other properties, community development, commercial development and corporate. The operating measure used to assess operating results for the reportable segments is Net Operating Income ("NOI"). We define NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, net gains (losses) on operating properties, certain other provisions and losses, real estate depreciation and amortization, deferred income taxes, certain current income taxes and fixed charges. Fixed charges include interest expense, net of interest income earned on corporate investments, distributions on Company-obligated mandatorily redeemable preferred securities, ground rent expense and certain preference returns to partners. Additionally, equity in earnings of unconsolidated real estate ventures and minority interests are adjusted to reflect NOI on the same basis. Effective January 1, 2002, we revised our definition of NOI to exclude ground rents and depreciation attributable to building and land improvement costs that are recoverable from tenants. Accordingly, NOI for prior periods has been presented in conformity with the revised definition.

        We use the same accounting policies for our segment reporting as those used to prepare our consolidated financial statements, except that:

  •
  we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures ("proportionate share ventures") using the proportionate share method rather than the equity method; and

  •
  we include our share of NOI less fixed charges of other unconsolidated minority interest ventures ("other ventures") in revenues.

        These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

        Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended March 31, 2002
Revenues (1)	$160,011	$50,234	$56,217	$—	$—	$266,462
Operating expenses(2)	64,991	19,349	36,508	3,365	4,179	128,392

NOI	$95,020	$30,885	$19,709	$(3,365)	$(4,179)	$138,070

Three months ended March 31, 2001
Revenues (1)	$153,333	$50,928	$68,614	$—	$—	$272,875
Operating expenses(2)	63,694	19,080	42,053	1,528	3,490	129,845

NOI	$89,639	$31,848	$26,561	$(1,528)	$(3,490)	$143,030

(1)
Revenues exclude interest income earned on corporate investments.
(2)
Operating expenses include provisions for bad debts and certain current income taxes and exclude ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and real estate depreciation and amortization.

        Reconciliations of total revenues and operating expenses reported above to the related amounts in the consolidated financial statements and of NOI reported above to earnings before net gains (losses) on operating properties, discontinued operations, extraordinary items and cumulative effect of change in accounting principle in the consolidated financial statements are summarized as follows (in thousands):

	Three months ended March 31,
	2002	2001
Revenues:
Total reported above	$266,462	$272,875
Corporate interest income	1,219	324
Our share of revenues of proportionate share ventures	(21,795)	(20,297)
Our share of NOI less fixed charges of other ventures	(2,796)	(2,367)
Revenues of discontinued operations	(4,583)	(5,240)
Other	495	1,089

Total in consolidated financial statements	$239,002	$246,384

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$128,392	$129,845
Distributions on Company-obligated mandatorily redeemable preferred securities	3,218	3,218
Ground rent expense	2,147	2,200
Our share of operating expenses of proportionate share ventures	(7,103)	(7,550)
Provision for bad debts	(2,136)	(1,298)
Current income taxes	(3,426)	(1,304)
Operating expenses of discontinued operations	(2,298)	(2,563)
Other	495	1,089

Total in consolidated financial statements	$119,289	$123,637

Operating results:
NOI reported above	$138,070	$143,030
Interest expense	(54,364)	(58,758)
Ground rent expense	(2,147)	(2,200)
Our share of fixed charges of proportionate share ventures	(7,685)	(5,138)
Corporate interest income	1,219	324
Distributions on Company-obligated mandatorily redeemable preferred securities	(3,218)	(3,218)
Other provisions and losses	(9,616)	—
Depreciation and amortization	(33,284)	(31,418)
Deferred income tax provision	(6,894)	(5,140)
NOI of discontinued operations	(2,285)	(2,677)
Our share of depreciation and amortization and gains (losses) on operating properties of unconsolidated real estate ventures, net	(2,836)	(2,614)

Earnings before net gains (losses) on operating properties, discontinued operations, extraordinary items and cumulative effect of change in accounting principle in consolidated financial statements	$16,960	$32,191

        The assets by segment are as follows (in thousands):

	March 31, 2002	December 31, 2001
Retail Centers	$3,478,590	$3,457,956
Office and Other Properties	1,031,780	1,053,840
Community Development	480,744	472,226
Commercial Development	155,758	134,503
Corporate	369,504	124,232

Total	$5,516,376	$5,242,757

        Total segment assets exceeds total assets reported in the financial statements due to the inclusion of our share of the assets of the proportionate share ventures.

(6)    Extraordinary losses

        The extraordinary losses for the three months ended March 31, 2002 related to the extinguishment of debt prior to scheduled maturity (net of income tax benefits of $2.1 million). The sources of funds used to pay the debt and the prepayment penalties were from the refinancing of property debt and proceeds from the issuance of common stock in January/February 2002.

(7)    Other provisions and losses

        The other provisions and losses for the three months ended March 31, 2002 were attributable to a loss on options to purchase euros ($8.2 million) and our equity in an impairment provision recorded by MerchantWired ($1.4 million).

        A portion of the purchase price for the acquisition of assets from Rodamco North America N.V. ("Rodamco") (see note 11) was payable in euros. In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819. These transactions were executed to reduce our exposure to movements in currency exchange rates. The contracts expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of the contracts was $3.1 million and we recorded a loss of $8.2 million.

(8)    Earnings per share

        Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended March 31, 2002 and 2001 is summarized as follows (in thousands):

	2002		2001
	Basic	Diluted	Basic	Diluted
Earnings before discontinued operations, extraordinary items and cumulative effect of change in accounting principle	$18,074	$18,074	$31,790	$31,790
Dividends on unvested common stock awards and other	(231)	(231)	(172)	(143)
Dividends on Preferred stock	(3,038)	(3,038)	(3,038)	(3,038)

Adjusted earnings before discontinued operations, extraordinary items and cumulative effect of change in accounting principle used in EPS computation	$14,805	$14,805	$28,580	$28,609

Weighted-average shares outstanding	81,329	81,329	68,434	68,434
Dilutive securities
Options, unvested common stock awards and other	—	1,258	—	912

Adjusted weighted-average shares used in EPS computation	81,329	82,587	68,434	69,346

        Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

(9)    Commitments and Contingencies

        We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that is developing the Village of Merrick Park. At March 31, 2002, the outstanding balance under this loan was $80.8 million. The maximum amount that may be borrowed under the loan is $200 million. The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements. Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

        During 2001, we leased land and improvements at Fashion Show to an entity that is developing a portion of the expansion of the retail center. In connection with this lease, we have guaranteed the repayment of construction loan borrowings by the lessee. At March 31, 2002, the outstanding balance under this loan was $59.8 million. The maximum amount that may be borrowed under the loan is $111 million. The guarantee may be partially reduced upon the achievement of certain lender requirements. An affiliate of Rodamco owned a 99% interest in the lessee, and we acquired this interest in the acquisition of the assets of Rodamco described in note 11. A subsidiary of The Rouse Company Incentive Compensation Statutory Trust, an entity that we neither own nor control, owns the controlling interest in the lessee.

        We and certain of our subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Some of these litigation matters are covered by insurance. We are also aware of claims arising from disputes in the ordinary course of business. In our opinion, adequate provision has been made for losses with respect to litigation matters and other claims, where appropriate, and the ultimate resolution of these matters is not likely to have a material effect on our consolidated financial position. Due to our fluctuating net earnings, it is not possible to predict whether the resolution of these matters is likely to have a material effect on our net earnings and it is, therefore, possible that the resolution of these matters could have such an effect in any future quarter or year.

(10)    Shelf registration statement

        In January and February of 2002, we issued 16.675 million shares of common stock for net proceeds of $456.4 million ($27.40 per share less issuance costs) under our effective shelf registration statement. We used the proceeds of the stock issuance to repay property and other debt and to fund a portion of the purchase price of the acquisition of the assets of Rodamco described in note 11.

        At March 31, 2002, an aggregate of $1.4 billion remained available under the shelf registration statement for the future sale (based on the public offering price) of common stock, Preferred stock and debt securities.

(11)    Subsequent events

        On April 2, 2002, we sold our interests in 12 community retail centers in Columbia for net proceeds of approximately $111 million and recorded a gain of approximately $29 million (net of income taxes) on this transaction. We used the proceeds from this transaction to fund a portion of the cash payments required to close the acquisition of assets from Rodamco North America N.V. ("Rodamco").

        In January 2002, we, Simon Property Group, Inc. and Westfield America Trust announced that affiliates of each (collectively, the "purchasers") entered into a Purchase Agreement with Rodamco to purchase substantially all of the assets of Rodamco for an aggregate purchase price of approximately 2.48 billion euros, subject to adjustment, and the assumption of substantially all of Rodamco's liabilities. In connection with the Purchase Agreement, affiliates of the purchasers entered into a Joint Purchase Agreement that specified the assets each would acquire and set forth the basis upon which the portion of the aggregate purchase price to be paid to Rodamco by each purchaser would be determined. On May 3, 2002, the purchase of the assets of Rodamco closed. We paid approximately 605 million euros (approximately $546 million based on exchange rates then in effect) to Rodamco at closing. We also paid approximately $261 million to retire certain obligations of Rodamco and to pay transaction costs. Our share of the debt secured by the operating properties in which we acquired interests is approximately $662 million and our share of subsidiary perpetual preferred stock assumed by the purchasers is approximately $24 million. The final allocation of the purchase price among the purchasers is subject to adjustment, and we expect to incur additional transaction costs.

        In the acquisition, we acquired, directly or indirectly, interests in the following operating properties:

Property	Interest acquired	Location
Collin Creek (1)	70%	Plano, TX
Lakeside Mall (1)	100%	Sterling Heights, MI
North Star (1)	96%	San Antonio, TX
Oakbrook Center (2)	47%	Oakbrook, IL
Perimeter Mall (1)	50%	Atlanta, GA
The Streets at South Point	94%	Durham, NC
Water Tower Place (2)	52%	Chicago, IL
Willowbrook (1)	62%	Wayne, NJ
Notes:
(1)	As a result of the acquisition, we own 100% interests in these properties.
(2)	Property also contains significant office space.

        In addition, we acquired a 99% interest in an entity that is developing a portion of the expansion of Fashion Show on land that it leased from us. The debt of this entity was approximately $72 million at closing.

        The purchasers jointly own other assets acquired from Rodamco. Our ownership interests in these jointly held assets is approximately 27.3%. These assets include investments in real estate operating companies (South Square Mall, River Ridge, the Plaza at Saw Mill Place, Westin New York and Kravco), an investment in MerchantWired and investments in entities that hold purchase money notes arising from the sales of certain of the Rodamco assets prior to the closing. The purchasers also jointly acquired a property management business, Urban Retail Properties Co., which they intend to operate.

        In connection with the purchase, we borrowed approximately $392.5 million on our bridge loan facility from Banc of America Securities, LLC and Banc of America Mortgage Capital Corporation. The bridge loan facility provides for no additional availability and has an initial maturity of six months from the closing of the acquisition. We have the right to extend the maturity on $320 million of the borrowings for an additional six months and on $250 million for another six months. We believe we will have sufficient liquidity to repay the borrowings under the bridge facility before its extended maturity.

        As discussed above, a portion of the purchase price was payable in euros. In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819. These transactions were executed to reduce our risk of movements in currency exchange rates. The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of these contracts was approximately $3.1 million and we recorded a loss of $8.2 million. In April 2002, we sold the contracts for net proceeds of approximately $10.2 million and recorded a gain of approximately $7.1 million. As a result, the net loss on these contracts was $1.1 million. We also executed and subsequently sold a euro forward contract and realized a gain of approximately $2.3 million and realized transaction gains of $3.0 million on euros we acquired and used in the closing of the purchase. As of May 15, 2002, we owned no euros or financial instruments that exposed us to risk of movements in currency exchange rates.

        Shortly before the closing of the acquisition of the Rodamco assets, we sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, to an affiliate of Westfield America Trust for approximately $65.3 million, including cash proceeds of approximately $20.6 million. We recorded a gain of approximately $41 million on this transaction. We used the proceeds from this transaction to fund a portion of the cash payment required to close the acquisition of assets from Rodamco.

(12)    New financial accounting standards not yet adopted

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Upon adoption of SFAS No. 145, we will be required to apply the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in determining the classification of gains and losses resulting from the extinguishment of debt.

        SFAS No. 145 is effective for us on January 1, 2003 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, we will reclassify our extraordinary gains and losses from extinguishment of debt to other provisions and losses, net. We expect to adopt the provisions relating to the rescission of SFAS No. 4 in the second quarter of 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

THE ROUSE COMPANY AND SUBSIDIARIES

        The following discussion and analysis covers any material changes in financial condition since December 31, 2001 and any material changes in the results of operations for the three months ended March 31, 2002 as compared to the same period in 2001. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 Annual Report to Shareholders.

General:

        Through our subsidiaries and affiliates, we acquire, develop and manage a diversified portfolio of retail centers, office and industrial buildings and mixed-use and other properties located throughout the United States. We also develop and sell land for residential, commercial and other uses, primarily in and around Columbia, Maryland and Summerlin, Nevada.

        Our primary business strategies include owning and operating (1) premier properties—shopping centers and large-scale mixed-use projects in major markets across the United States and (2) geographically concentrated office and industrial buildings, principally complementing community development activities. In order to execute these strategies, we evaluate opportunities to develop or acquire properties and to expand and/or renovate properties in our portfolio. We plan to continue making substantial investments to expand and/or renovate, acquire and develop properties. For example,

  •
  we acquired interests in eight high-quality operating properties and other assets on May 3, 2002 from Rodamco North America N.V. ("Rodamco");

  •
  we are an investor in a joint venture that is developing the Village of Merrick Park, a large-scale mixed-use project in Coral Gables, Florida, that is expected to open in September 2002; and

  •
  we and a lessee are currently expanding and redeveloping Fashion Show, a retail center on "the strip" in Las Vegas, Nevada, and expect to complete the first phase of this project in November 2002.

        We also assess whether particular properties are meeting or have the potential to meet our investment criteria. We have disposed of interests or transferred majority interests in more than 30 retail centers and numerous other properties since 1993 (sometimes using tax-deferred exchanges) and may dispose of selected properties that are not meeting or are not considered to have the potential to continue to meet our investment criteria. We may also dispose of interests in properties for other reasons. In March 2002, we agreed to sell our interests in 12 community retail centers in Columbia for net proceeds of approximately $111 million. The sale closed in April 2002 and we recorded a gain of $29 million (net of income taxes) on the transaction. In anticipation of this transaction, we repaid $58.1 million of debt secured by these properties in March 2002 and incurred an extraordinary loss on this repayment of $3.2 million (net of income tax benefits of $2.1 million). Also in April 2002, we sold our interest in Franklin Park, a retail center in Toledo, Ohio, for approximately $65.3 million, including cash proceeds of approximately $20.6 million, and recorded a gain of approximately $41 million. We used the net proceeds of these transactions to fund a portion of the cash payments required to close the acquisition of assets from Rodamco. Other disposition decisions and related transactions may cause us to recognize gains or losses that could have material effects on reported net earnings in future quarters or fiscal years, and, taken together with the use of sales proceeds, may have a material effect on our overall consolidated financial position.

        We also develop and manage large-scale land development projects, including the communities of Columbia and Emerson in Howard County, Maryland and Summerlin, Nevada. To leverage our experience and provide further growth opportunities, we seek opportunities to acquire new and/or existing land development projects. Net cash flows from community development operations provide an additional source of funding for our other activities.

Portfolio changes:

        We believe that space in high-quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers and that these retail centers are better able to withstand difficult conditions in the overall economy, specifically in the real estate and retail industries. In 2001, we completed an expansion of The Mall in Columbia (May 2001) and the development of several new operating properties: Centerpointe Plaza (Summerlin Village Center—September 2001) and two office buildings in Summerlin Town Center (January and February of 2001). We also sold a building in the Hunt Valley Business Center in April 2001.

Operating results:

        As indicated in the 2001 Annual Report to Shareholders, the discussion of operating results covers each of our business segments, as management believes that a segment analysis provides the most effective means of understanding the business. It also provides information about other elements of the consolidated statement of operations that are not included in the segment results. You should refer to the consolidated statements of operations and note 5 to the consolidated financial statements included in this Form 10-Q when reading this discussion and analysis. We use net operating income ("NOI")to measure and assess operating results for the reportable segments. As discussed in note 5, we define NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, net gains (losses) on operating properties, certain other provisions and losses, real estate depreciation and amortization, deferred income taxes, certain current income taxes and fixed charges. Fixed charges include interest expense, net of interest income earned on corporate investments, distributions on Company-obligated mandatorily redeemable preferred securities, ground rent expense and certain preference returns to partners. Additionally, equity in earnings of certain unconsolidated real estate ventures is adjusted to reflect NOI on the same basis. Effective January 1, 2002, we revised our definition of NOI to exclude ground rents and depreciation attributable to building and land improvement costs that are recoverable from tenants. Accordingly, NOI for prior periods has been presented in conformity with the revised definition.

        As discussed in note 5, we use the same accounting policies for our segment reporting as those used to prepare our consolidated financial statements, except that:

  •
  we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures ("proportionate share ventures") using the proportionate share method rather than the equity method; and

  •
  we include our share of NOI less fixed charges of other unconsolidated minority interest ventures ("other ventures") in revenues.

        These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings. Revenues and operating expenses reported for the segments are reconciled to the related amounts reported in the consolidated financial statements in note 5. The reasons for significant changes in revenues and expenses comprising NOI and other elements of net earnings are discussed below.

Operating Properties—Retail Centers:

        Operating results of retail centers are summarized as follows (in millions):

	Three months ended March 31,
	2002	2001
Revenues	$160.0	$153.3
Operating expenses, exclusive of ground rents and depreciation and amortization	65.0	63.7

NOI	$95.0	$89.6

        Revenues increased $6.7 million for the three months ended March 31, 2002 compared to the same period in 2001. This increase was attributable primarily to the receipt of a management contract termination payment at Town & Country Center in Miami, Florida ($4.8 million) and higher rents on re-leased space at comparable properties. This increase was partially offset by lower average occupancy levels at comparable properties (91.6% in 2002 compared to 92.4% in 2001).

        Total operating expenses increased $1.3 million for the three months ended March 31, 2002, compared to the same period in 2001. This increase was attributable primarily to current Federal and state taxes related to the aforementioned management contract termination payment. Town & Country Center was managed by a taxable REIT subsidiary.

        We believe that the outlook is for continued growth in NOI from retail centers in 2002, as we believe we will benefit from the interests in properties acquired from Rodamco, properties expanded in 2001, the expected opening of the Village of Merrick Park in September 2002 and the expected opening of the first phase of the Fashion Show expansion in November 2002.

Operating Properties—Office and Other Properties:

        Operating results of office and other properties are summarized as follows (in millions):

	Three months ended March 31,
	2002	2001
Revenues	$50.2	$50.9
Operating expenses, exclusive of ground rents and depreciation and amortization	19.3	19.1

NOI	$30.9	$31.8

        Office and other properties' revenues declined slightly to $50.2 million from $50.9 million in 2001's first quarter. This decrease was due primarily to lower occupancy at comparable properties (92.4% versus 93.9%). These lower occupancy levels are likely to persist for the balance of this year.

        Despite the anticipated lower occupancy levels, we expect NOI from our office and other properties segment in 2002 to exceed the 2001 results, as we believe we will benefit from the interests in properties acquired from Rodamco.

Community Development:

        Community development relates primarily to the communities of Columbia and Emerson in Howard County, Maryland and Summerlin, Nevada. Generally, revenues and NOI from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, availability of saleable land for particular uses and our decisions to sell, develop or retain land.

        Operating results of community development are summarized as follows (in millions):

	Three months ended March 31,
	2002	2001
Nevada Operations:
Revenues:
Summerlin	$33.7	$37.9
Other	1.4	1.8
Operating costs and expenses:
Summerlin	24.8	27.1
Other	1.6	1.6

NOI	$8.7	$11.0

Columbia and Other:
Revenues	$21.1	$28.9
Operating costs and expenses	10.1	13.3

NOI	$11.0	$15.6

Total:
Revenues	$56.2	$68.6
Operating costs and expenses	36.5	42.0

NOI	$19.7	$26.6

        Revenues from Summerlin decreased $4.2 million for the three months ended March 31, 2002, while related costs and expenses decreased $2.3 million, compared to the same period in 2001. Revenues from Columbia and other community development operations decreased $7.8 million for the three months ended March 31, 2002, while related costs and expenses decreased $3.2 million, compared to the same period in 2001.

        The decrease in revenues and operating costs and expenses at both Summerlin and Columbia and other is primarily attributable to decreases in residential sales. The decrease in residential sales is attributable to a lower supply of saleable land as we begin new development in Summerlin, Nevada and Howard County, Maryland. We have received strong interest from home builders and home buyers and anticipate the full year results of 2002 will surpass the results of 2001.

Commercial Development:

        Commercial development expenses consist primarily of preconstruction expenses, new business costs and disposition expenses. Preconstruction and new business costs relate to the costs of evaluating potential projects which may not go forward to completion, acquisition of properties and other business opportunities. Disposition expenses relate to the costs of evaluating and planning for the disposition of properties. Commercial development expenses increased by $1.8 million for the three months ended March 31, 2002, compared to the same period in 2001. The increase was primarily attributable to internal effort costs related to the acquisition of operating properties and other assets from Rodamco.

Corporate:

        Corporate operating expenses consist of general and administrative costs and our equity in the operating loss of MerchantWired, an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants.

        Total corporate expenses increased $0.7 million for the three months ended March 31, 2002, compared to the same period in 2001. The increases were attributable primarily to costs incurred in evaluating various corporate structure and tax planning strategies.

Other operating information:

        Interest expense: Interest expense was $54.4 million and $58.8 million for the three months ended March 31, 2002 and 2001, respectively. The decrease was attributable primarily to lower debt balances and lower average interest rates on variable rate debt.

        Depreciation and amortization: Depreciation and amortization expense was $33.3 million and $31.4 million for the three months ended March 31, 2002 and 2001, respectively. The increase was attributable primarily to the portfolio changes described above and other building improvement additions in 2001 and 2002.

        Other provisions and losses: The other provisions and losses for the three months ended March 31, 2002 were attributable to a loss on options to purchase euros ($8.2 million) and our equity in an impairment provision recorded by MerchantWired ($1.4 million).

        The cash portion of the purchase price for the acquisition of assets from Rodamco was payable in euros. In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819. These transactions were executed to reduce our exposure to movements in currency exchange rates. The contracts expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of the options was $3.1 million and we recorded a loss of $8.2 million.

        Income taxes: We own and operate several taxable REIT subsidiaries ("TRS"), which allows us to engage in certain nonqualifying REIT activities. With respect to the TRS, we are liable for income taxes at the Federal and state levels, and the current and deferred income tax provisions relate primarily to the earnings of the TRS.

        Equity in earnings of unconsolidated real estate ventures: For segment reporting purposes and in this analysis, our share of the NOI of unconsolidated real estate ventures is included in the operating results of retail centers, office and other properties and community development. Equity in earnings of the unconsolidated real estate ventures was $7.0 million and $7.4 million for the three months ended March 31, 2002 and 2001, respectively.

        Extraordinary losses, net: The extraordinary loss of $3.2 million (net of deferred income tax benefits of $2.1 million) for the three months ended March 31, 2002 is the result of the extinguishment of debt prior to its scheduled maturity.

        Net earnings: The decrease in net earnings for the three months ended March 31, 2002 as compared to the same period in 2001 was attributable to the factors discussed above.

Financial condition, liquidity and capital resources:

        Shareholders' equity increased by $441.5 million from December 31, 2001 to March 31, 2002. The increase was primarily attributable to the sale of common stock in January and February 2002, partially offset by the payment of regular quarterly dividends on our common and Preferred stocks.

        We had cash and cash equivalents and investments in marketable securities totaling $309.2 million at March 31, 2002, including $4.4 million of investments held for restricted uses. Approximately $284 million of this cash balance was used to fund the cash portion of the purchase price of the assets acquired from Rodamco.

        In 2000, we obtained a $375 million unsecured revolving credit facility from a group of lenders. The facility is available until December 2003, subject to a one-year renewal option. The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs. It may also be used to pay some portion of existing debt. Availability under the facility was $235 million at March 31, 2002.

        Our debt at March 31, 2002 is summarized as follows (in millions):

	Total	Due in one year
Mortgages and bonds	$2,646.8	$223.8
Medium-term notes	51.5	3.0
Credit facility borrowings	140.0	—
Other loans	496.8	157.2

Total	$3,335.1	$384.0

        As of March 31, 2002, our debt due in one year included balloon payments of $316.9 million. The balloon payments are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), credit facility borrowings and other available corporate funds. We may also obtain extensions of maturities on certain loans.

        We expect to spend more than $300 million for new developments, expansions to existing properties and investments in unconsolidated joint ventures in the remainder of 2002. These expenditures will be financed primarily by the proceeds of construction loans secured by the projects and credit facility borrowings. We are continually evaluating sources of capital, and we believe there are satisfactory sources available for all requirements without necessitating the disposition of operating properties. However, selective dispositions of interests in operating properties may provide capital resources.

        We have a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities. In January and February of 2002, we issued 16.675 million shares of common stock for aggregate gross proceeds of $456.9 million ($27.40 per share) under the shelf registration statement. At March 31, 2002, we had issued approximately $815 million of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.4 billion.

        Net cash provided by operating activities was $57.4 million and $80.0 million for the three months ended March 31, 2002 and 2001, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and land development costs. The decrease in net cash provided of $22.6 million was attributable primarily to lower proceeds from land sales and higher land development expenditures. As discussed in the Community Development segment analysis, we began significant new development in Summerlin, Nevada and Howard County, Maryland in 2002.

        Net cash used by investing activities was $63.5 million and $54.0 million for the three months ended March 31, 2002 and 2001, respectively. The increase in net cash used of $9.5 million was due primarily to expenditures for options to purchase euros, lower distributions from unconsolidated real estate ventures and expenditures to acquire remaining interests in certain community retail centers in Columbia, Maryland that we did not previously own 100%. These increases in cash used were partially offset by a decrease in expenditures for properties in development.

        Net cash provided by financing activities was $260.8 million for the three months ended March 31, 2002, and net cash used by financing activities was $25.8 million for the three months ended March 31, 2001. The increase in net cash provided of $286.6 million was due primarily to proceeds from the issuance of common stock, partially offset by higher net repayments of property debt and other debt (credit facility borrowings) and increased dividends paid due to the sale of common stock.

        On April 2, 2002, we sold our interests in 12 community retail centers in Columbia for net proceeds of approximately $111 million. We recorded a gain of approximately $29 million (net of income taxes) on this transaction. We used the proceeds from this transaction to fund a portion of the cash payments required to close the acquisition of assets from Rodamco.

        In January 2002, we, Simon Property Group, Inc. and Westfield America Trust announced that affiliates of each (collectively, the "purchasers") entered into a Purchase Agreement with Rodamco to purchase substantially all of the assets of Rodamco for an aggregate purchase price of approximately 2.48 billion euros, subject to adjustment, and the assumption of substantially all of Rodamco's liabilities. In connection with the Purchase Agreement, affiliates of the purchasers entered into a Joint Purchase Agreement that specified the assets each would acquire and set forth the basis upon which the portion of the aggregate purchase price to be paid to Rodamco by each purchaser would be determined. On May 3, 2002, the purchase of the assets of Rodamco closed. We paid approximately 605 million euros (approximately $546 million based on exchange rates then in effect) to Rodamco at closing. We also paid approximately $261 million to retire certain obligations of Rodamco and to pay transaction costs. Our share of the debt secured by the operating properties in which we acquired interests is approximately $662 million and our share of subsidiary perpetual preferred stock assumed by the purchasers is approximately $24 million. The final allocation of the purchase price among the purchasers is subject to adjustment, and we expect to incur additional transaction costs.

        In the acquisition, we acquired, directly or indirectly, interests in the following operating properties:

Property	Interest acquired	Location
Collin Creek (1)	70%	Plano, TX
Lakeside Mall (1)	100%	Sterling Heights, MI
North Star (1)	96%	San Antonio, TX
Oakbrook Center (2)	47%	Oakbrook, IL
Perimeter Mall (1)	50%	Atlanta, GA
The Streets at South Point	94%	Durham, NC
Water Tower Place (2)	52%	Chicago, IL
Willowbrook (1)	62%	Wayne, NJ

Notes:
(1)  As a result of the acquisition, we own 100% interests in these properties.
(2)  Property also contains significant office space.

        In addition, we acquired a 99% interest in an entity that is developing a portion of the expansion of Fashion Show on land that it leased from us. The debt of this entity was approximately $72 million at closing.

        The purchasers jointly own other assets acquired from Rodamco. Our ownership interests in these jointly held assets is approximately 27.3%. These assets include investments in real estate operating companies (South Square Mall, River Ridge, the Plaza at Saw Mill Place, Westin New York and Kravco), an investment in MerchantWired and investments in entities that hold purchase money notes arising from the sales of certain of the Rodamco assets prior to the closing. The purchasers also jointly acquired a Rodamco property management business, Urban Retail Properties Co., which they intend to operate.

        In connection with the purchase, we borrowed approximately $392.5 million on our bridge loan facility from Banc of America Securities, LLC and Banc of America Mortgage Capital Corporation. The bridge loan facility provides for no additional availability and has an initial maturity of six months from the closing of the acquisition. We have the right to extend the maturity on $320 million of the borrowings for an additional six months and on $250 million for another six months. We believe we will have sufficient liquidity to repay the borrowings under the bridge loan facility before its extended maturity. We are required to use any proceeds from sales of interests in operating properties, most property financings and/or issuances of corporate debt or equity securities to repay borrowings under the bridge loan facility.

        As discussed above, a portion of the purchase price was payable in euros. In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819. These transactions were executed to reduce our risk of movements in currency exchange rates. The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of these contracts was approximately $3.1 million and we recorded a loss of $8.2 million. In April 2002, we sold the contracts for net proceeds of approximately $10.2 million and recorded a gain of approximately $7.1 million. As a result, the net loss on these contracts was $1.1 million. We also executed and subsequently sold a euro forward contract and realized a gain of approximately $2.3 million and realized transaction gains of $3.0 million on euros we acquired for use in the closing of the purchase. As of May 15, 2002, we owned no euros or financial instruments that exposed us to risk of movements in currency exchange rates.

        Shortly before the closing, we sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, to an affiliate of Westfield America Trust for approximately $65.3 million, including cash proceeds of approximately $20.6 million. We realized a gain of approximately $41 million on this transaction. We used the proceeds from this transaction to fund a portion of the cash payments required to close the acquisition of assets from Rodamco.

        The sources of funds used to close the acquisition of assets from Rodamco are summarized as follows (in millions):

Sale of Columbia community retail centers	$111
Sale of interest in Franklin Park	20
Borrowings on bridge loan facility	392
Issuance of common stock in January/February 2002	284

Cash required at closing	$807

        The remaining net proceeds of approximately $172 million from the issuance of common stock in January and February 2002 were used primarily to repay property debt of the Columbia community centers and to reduce credit facility borrowings.

Unconsolidated real estate ventures:

        We have interests in unconsolidated real estate ventures that own and/or develop properties. We use these ventures to limit our risk associated with individual properties and to reduce capital requirements. We may also contribute our interests in properties to unconsolidated ventures for cash distributions and interests in the ventures. In general, these ventures own retail centers managed by us for a fee and are controlled jointly by our venture partners and us.

        We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that is developing the Village of Merrick Park. At March 31, 2002, the outstanding balance under this loan was $80.8 million. The maximum amount that may be borrowed under the loan is $200 million. The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements. Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

        During 2001, we leased land and improvements at Fashion Show to an entity that is developing a portion of the expansion of the retail center. In connection with this lease, we have guaranteed the repayment of construction loan borrowings by the lessee. At March 31, 2002, the outstanding balance under this loan was $59.8 million. The maximum amount that may be borrowed under the loan is $111 million. The guarantee may be partially reduced upon the achievement of certain lender requirements. An affiliate of Rodamco owned a 99% interest in the lessee, and we acquired this interest in the acquisition of the assets of Rodamco described in note 11. A subsidiary of The Rouse Company Incentive Compensation Statutory Trust, an entity that we neither own nor control, owns the controlling interest in the lessee.

Critical accounting policies

        Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the evaluation of the collectibility of accounts and notes receivable, the evaluation of impairment of long-lived assets and profit recognition on land sales.

        Collectibility of accounts and notes receivable: The allowance for doubtful accounts and notes receivable is established based on quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Our estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers.

        Impairment of long-lived assets: If events or changes in circumstances indicate that the carrying values of operating properties, properties in development or land held for development and sale may be impaired, a recovery analysis is performed based on the estimated undiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value of the tested asset is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimated cash flows used for the impairment analyses and to determine estimated fair value are based on our plans for the tested asset and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the tested property and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses which, under the applicable accounting guidance, could be substantial.

        Properties held for sale, including land held for sale, are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable)

or estimated fair values less costs to sell. Accordingly, decisions by us to sell certain operating properties, properties in development or land held for development and sale will result in impairment losses if carrying values of the specific properties exceed their estimated fair values less costs to sell. The estimates of fair value consider matters such as recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions and our assessment of them change.

        Profit recognition on land sales: Cost of land sales is determined as a specified percentage of land sales revenues recognized for each development project. These cost percentages are based on estimates of development costs and sales revenues to completion of each project and are reviewed regularly and revised periodically for changes in estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project.

New accounting standards not yet adopted:

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Upon adoption of SFAS No. 145, we will be required to apply the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in determining the classification of gains and losses resulting from the extinguishment of debt.

        SFAS No. 145 is effective for us on January 1, 2003 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, we will reclassify our extraordinary gains and losses from extinguishment of debt to other provisions and losses, net. We expect to adopt the provisions relating to the rescission of SFAS No. 4 in the second quarter of 2002.

Impact of the terrorist attacks of September 11, 2001:

        We were largely spared direct losses caused by the terrorist attacks of September 11, 2001. Operations were disrupted only at South Street Seaport, a retail center in lower Manhattan owned and operated by us. The center was closed for a week following the attacks for use as a staging and rest area for rescue workers. It did not sustain significant physical damage. Customer traffic, tenant sales and rents at South Street Seaport are generally affected by the level of pedestrian and other traffic and other commercial activity in lower Manhattan. While we expect a significant recovery of traffic and commercial activity in lower Manhattan, we are uncertain as to its timing and scope. Accordingly, it is difficult to predict with certainty when, if ever, customer traffic, tenant sales and rents will return to historical levels. In the first quarter of 2002, South Street Seaport experienced a significant recovery of customer traffic and tenant sales, primarily because it serves as the distribution point for tickets to the public viewing platform overlooking the World Trade Center site. The duration of this recovery is uncertain. Customer traffic at our other retail centers was lighter than usual for several days after the attacks but has generally returned to more normal levels at our suburban properties. Traffic at our urban specialty marketplaces is more dependent on tourism and continues to be lighter than usual at most of these properties. Las Vegas, where we have a substantial concentration of assets, experienced a significant decline in visitor activity in the weeks immediately following the attacks. Recent data indicate a recovery of visitor activity in Las Vegas, with the exception of international visitors. There can be no assurance that visitor activity in Las Vegas or at our urban specialty marketplaces will return to levels experienced before the attacks.

Information relating to forward-looking statements:

        This report on Form 10-Q includes forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) real estate investment trust risks; (2) real estate development and investment risks; (3) liquidity of real estate investments; (4) dependence on rental income from real property; (5) effect of uninsured loss; (6) lack of geographical diversification; (7) possible environmental liabilities; (8) difficulties of compliance with Americans with Disabilities Act; (9) competition; (10) changes in the economic climate; (11) changes in tax laws or regulations; (12) cost and adequacy of insurance; and (13) risks associated with the acquisition of assets from Rodamco. Further, domestic or international incidents could affect general economic conditions and our business. For a more detailed discussion of these factors, see Exhibit 99.2 of our Form 10-K for the fiscal year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Information

Market risk information:

        The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or to finance project development costs (e.g., construction loan advances). Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, we rely primarily on long-term, fixed rate nonrecourse loans from institutional lenders to finance our operating properties. We also use interest rate exchange agreements, including interest rate swaps and caps, to mitigate our interest rate risk on variable rate debt. The fair value of these and other derivative financial instruments is an asset of approximately $0.7 million at March 31, 2002. We do not enter into interest rate exchange agreements for speculative purposes.

        Our interest rate risk is monitored closely by management. The table below presents the annual maturities, weighted-average interest rates on outstanding debt at the end of each year and fair values required to evaluate expected cash flows under debt agreements and our sensitivity to interest rate changes at March 31, 2002. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (dollars in millions):

	Remaining 2002	2003	2004	2005	2006	Thereafter	Total
Fixed rate debt	$85	$315	$287	$240	$386	$1,508	$2,821
Average interest rate	7.8%	7.7%	7.7%	7.6%	7.6%	7.6%	7.6%
Variable rate LIBOR debt	$101	$213	$65	$107	$20	$8	$514
Average interest rate	5.2%	5.2%	4.8%	5.1%	3.6%	3.6%	5.0%

        At March 31, 2002, approximately $44.7 million of our variable rate LIBOR debt related to borrowings under construction loans that we expect to repay with proceeds of long-term, fixed rate loans in 2002 or 2003 when the construction loans reach maturity.

        At March 31, 2002, we had interest rate cap agreements which effectively limit the interest rate on variable rate LIBOR debt as follows (dollars in millions):

Notional Amount	Interest Cap	Maturity
$36.0	9.0%	May 2002
$55.0	9.5%	March 2004
$4.7	8.7%	January 2010

        At March 31, 2002, we also had interest rate swap agreements that effectively fix the interest rate on $300 million of the variable rate LIBOR debt at 5.6% through May 2002 and on $26.3 million of variable rate LIBOR debt at 6.8% through December 2006.

        We also had forward-starting swap agreements which effectively fix LIBOR as follows (dollars in millions):

Notional Amount	LIBOR Rate	Term
$400.0	2.4%	June 2002 – December 2003
$200.0	4.2%	January 2003 – January 2004

        All of our interest rate swap agreements and forward-starting swap agreements have been designated as cash flow hedges.

        As the table incorporates only those exposures that exist as of March 31, 2002, it does not consider exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after March 31, 2002, our hedging strategies during that period and interest rates.

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

on behalf of THE ROUSE COMPANY and as
Principal Financial Officer:
Date:	May 15, 2002	By	/s/ Jeffrey H. Donahue Jeffrey H. Donahue Executive Vice President and Chief Financial Officer
Principal Accounting Officer:
Date:	May 15, 2002	By	/s/ Melanie M. Lundquist Melanie M. Lundquist Vice President and Corporate Controller

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
THE ROUSE COMPANY AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income Three Months Ended March 31, 2002 and 2001 (Unaudited, in thousands, except per share amounts)
THE ROUSE COMPANY AND SUBSIDIARIES Consolidated Balance Sheets March 31, 2002 and December 31, 2001 (In thousands, except share data)
THE ROUSE COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and 2001 (Unaudited, in thousands)
THE ROUSE COMPANY AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited) March 31, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk Information
  Part II. Other Information.
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
  Signatures