Form 10-K/A
period 2001-12-31
ROUSE COMPANY
filed 2002-06-14
CIK 85388

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No.1)

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
Yes   X    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----------

     As of March 15, 2002, there were outstanding 86,327,929 shares of the registrant's common stock, par value 1 [cent] , which is the only class of
                                       ------
common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern
                                           --------------------------------
Edition) was approximately $2,590,232,548.
-------

                           Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I, II and IV. Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 11, 2002 is incorporated by reference into Part III.

===============================================================================

                              Explanatory Note

This amendment to our Annual Report on Form 10-K is being filed to revise the list of exhibits in Item 14. Item 14, as amended, follows:

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1. and 2. Financial Statements and Schedules:

      Filed with The Rouse Company's Form 10-K Annual Report for fiscal year ended December 31, 2001, as originally filed (see SEC File No. 0-1743).

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

(c)   Exhibits required by Item 601 of Regulation S-K.

       Exhibit No.
       -----------

         3.1 Amended and Restated Articles of Incorporation (the "Charter") of The Rouse Company, dated May 27, 1988 - incorporated by reference to the Exhibits to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (see SEC File No. 0-1743).

         3.2 Articles of Amendment to the Charter of The Rouse Company, which Articles of Amendment were effective January 10, 1991 - incorporated by reference to the Exhibits to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31,1990 (see SEC File No. 0-1743).

         3.3 Articles Supplementary to the Charter of The Rouse Company, dated February 17, 1993 - incorporated by reference to the Exhibits to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (see SEC File No. 0-1743).

         3.4 Articles Supplementary to the Charter of The Rouse Company, dated September 26, 1994 - incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 33-57707).

         3.5 Articles Supplementary to the Charter of The Rouse Company, dated December 27, 1994 - incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 33-57707).

         3.6 Articles Supplementary to the Charter of The Rouse Company, dated June 5, 1996, relating to The Rouse Company's Increasing Rate Cumulative Preferred Stock, par value $0.01 per share - incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 333-20781).

         3.7 Articles Supplementary to the Charter of The Rouse Company, dated June 11, 1996, relating to The Rouse Company's 10.25% Junior Preferred Stock, 1996 Series, par value $0.01 per share - incorporated by reference to the Exhibits to The Rouse Company's Form S-3 Registration Statement (No. 333-20781).

         3.8 Articles Supplementary to the Charter of The Rouse Company, dated February 21, 1997, relating to The Rouse Company's Series B Convertible Preferred Stock, par value $0.01 per share - incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 26, 1997 (see SEC File No. 0-1743).

         3.9 Articles Supplementary to the Charter of The Rouse Company, dated February 24, 2000 - incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 29, 2000 (see SEC File No. 0-1743).

      3.10    Bylaws of The Rouse Company, as amended dated January 30, 1997
              - incorporated by reference to the Exhibits to The Rouse Company's Form S-3 Registration Statement (No. 333-20781).

      3.11 Amendments to the Bylaws of The Rouse Company, effective February 24, 2000 - incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 29, 2000 (see SEC File No. 0-1743).

      10.1 The Rouse Company 1990 Stock Option Plan - incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (see SEC File No. 0-1743).

      10.2 Amendment to The Rouse Company 1990 Stock Option Plan, effective as of May 12, 1994 - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (see SEC File No. 0-1743).

      10.3 The Rouse Company 1990 Stock Bonus Plan - incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (see SEC File No. 0-1743).

      10.4 The Rouse Company 1994 Stock Incentive Plan - incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 5, 1994 (see SEC File No. 0-1743).

      10.5    Amended and Restated Supplemental Retirement Benefit Plan of
              The Rouse Company, made as of January 1, 1985 and further amended and restated as of September 24, 1992, March 4, 1994, and May 10, 1995 - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (see SEC File No. 0-1743).

      10.6 Contingent Stock Agreement, effective as of January 1, 1996, by the Company in favor of and for the benefit of the Holders and Representatives named therein - incorporated by reference to the Exhibits to The Rouse Company's Form S-4 Registration Statement (No. 333-1693).

      10.7 The Rouse Company Deferred Compensation Plan for Outside Directors (Amended and Restated), dated as of May 23, 1996 - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (see SEC File No. 0-1743).

      10.8 1997 Stock Incentive Plan - incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on March 14, 1997 (see SEC File No. 0-1743).

      10.9 The Rouse Company Special Option Plan, effective January 1, 1998 - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the year ended December 31, 1997 (see SEC File No. 0-1743).

       10.10 Contribution Agreement, dated as of February 1, 1999, among The Rouse Company of Nevada, Inc., HRD Properties, Inc., Rouse-Bridgewater Commons, LLC, Rouse-Park Meadows Holding, LLC, Rouse-Towson Town Center LLC, Bridgewater Commons Mall, LLC, Rouse-Fashion Place, LLC, Rouse-Park Meadows LLC, Towson TC, LLC, TTC SPE, LLC and Fourmall Acquisition, LLC - incorporated by reference to The Rouse Company's Current Report on Form 8-K dated February 1, 1999 (see SEC File No. 0-1743).

       10.11 Employment Agreement, dated September 24, 1998, between The Rouse Company and Anthony W. Deering - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998 (see SEC File No. 0-1743).

       10.12 The Rouse Company 1999 Stock Incentive Plan, made as of June 3, 1999 and amended and restated as of February 22, 2001 - incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001 (see SEC File No. 0-1743).

       10.13 Letter Agreement, dated July 12, 1999, between The Rouse Company and Anthony W. Deering - incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999 (see SEC File No. 0-1743).

       10.14 Executive Agreement, dated October 25, 1999, between The Rouse Company and Daniel C. Van Epp - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1999 (see SEC File No. 0-1743). The same Executive Agreement was entered into with Jeffrey H.
               Donahue, Duke S. Kassolis, Douglas A. McGregor, Robert Minutoli, Robert D. Riedy, Alton J. Scavo and Jerome D. Smalley.

       12.1*   Ratio of earnings to fixed charges.

       12.2* Ratio of earnings to combined fixed charges and Preferred stock dividend requirements.

       13*     Annual report to security holders.

       21*     Subsidiaries of the Registrant.

       23*     Consent of KPMG LLP, Independent Auditors.

       24*     Power of Attorney.

       99.1* Form 11-K Annual Report of The Rouse Company Savings Plan for the year ended December 31, 2001.

       99.2*   Factors affecting future operating results.

* Filed with The Rouse Company's Form 10-K Annual Report for fiscal year ended December 31, 2001, as originally filed (see SEC File No. 0-1743).

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

The Rouse Company

By: /s/ Anthony W. Deering
    --------------------------------------
    Anthony W. Deering                                       June 14, 2002
    Chairman of the Board, President
      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Anthony W. Deering
------------------------------------------
Anthony W. Deering                                           June 14, 2002
Chairman of the Board, President
  and Chief Executive Officer

Principal Financial Officer:

/s/ Jeffrey H. Donahue
------------------------------------------
Jeffrey H. Donahue                                           June 14, 2002
Executive Vice President and
  Chief Financial Officer

Principal Accounting Officer:

/s/ Melanie M. Lundquist
------------------------------------------
Melanie M. Lundquist                                         June 14, 2002
Vice President and Corporate Controller

Board of Directors:


     David H. Benson, Jeremiah E. Casey, Platt W. Davis, III, Anthony W. Deering, Rohit M. Desai, Juanita T. James, Hanne M. Merriman, Roger W. Schipke, John G. Schreiber, Mark R. Tercek and Gerard J. M. Vlak.

By:/s/ Anthony W. Deering
   ---------------------------------------
  Anthony W. Deering                                          June 14, 2002
  For himself and as
  Attorney-in-fact for
  the above-named persons

                                 Exhibit Index

    Exhibit No.
    -----------

       3.1 Amended and Restated Articles of Incorporation (the "Charter") of The Rouse Company, dated May 27, 1988 - incorporated by reference to the Exhibits to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (see SEC File No. 0-1743).

       3.2 Articles of Amendment to the Charter of The Rouse Company, which Articles of Amendment were effective January 10, 1991 - incorporated by reference to the Exhibits to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31,1990 (see SEC File No. 0-1743).

       3.3 Articles Supplementary to the Charter of The Rouse Company, dated February 17, 1993 - incorporated by reference to the Exhibits to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (see SEC File No. 0-1743).

       3.4 Articles Supplementary to the Charter of The Rouse Company, dated September 26, 1994 - incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 33-57707).

       3.5 Articles Supplementary to the Charter of The Rouse Company, dated December 27, 1994 - incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 33-57707).

       3.6 Articles Supplementary to the Charter of The Rouse Company, dated June 5, 1996, relating to The Rouse Company's Increasing Rate Cumulative Preferred Stock, par value $0.01 per share - incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 333-20781).

       3.7 Articles Supplementary to the Charter of The Rouse Company, dated June 11, 1996, relating to The Rouse Company's 10.25% Junior Preferred Stock, 1996 Series, par value $0.01 per share - incorporated by reference to the Exhibits to The Rouse Company's Form S-3 Registration Statement (No. 333-20781).

       3.8 Articles Supplementary to the Charter of The Rouse Company, dated February 21, 1997, relating to The Rouse Company's Series B Convertible Preferred Stock, par value $0.01 per share - incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 26, 1997 (see SEC File No. 0-1743).

       3.9 Articles Supplementary to the Charter of The Rouse Company, dated February 24, 2000 - incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 29, 2000 (see SEC File No. 0-1743).

      3.10    Bylaws of The Rouse Company, as amended dated January 30, 1997
              - incorporated by reference to the Exhibits to The Rouse Company's Form S-3 Registration Statement (No. 333-20781).

      3.11 Amendments to the Bylaws of The Rouse Company, effective February 24, 2000 - incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 29, 2000 (see SEC File No. 0-1743).

      10.1 The Rouse Company 1990 Stock Option Plan - incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (see SEC File No. 0-1743).

      10.2 Amendment to The Rouse Company 1990 Stock Option Plan, effective as of May 12, 1994 - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (see SEC File No. 0-1743).

      10.3 The Rouse Company 1990 Stock Bonus Plan - incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (see SEC File No. 0-1743).

      10.4 The Rouse Company 1994 Stock Incentive Plan - incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 5, 1994 (see SEC File No. 0-1743).

      10.5    Amended and Restated Supplemental Retirement Benefit Plan of
              The Rouse Company, made as of January 1, 1985 and further amended and restated as of September 24, 1992, March 4, 1994, and May 10, 1995 - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (see SEC File No. 0-1743).

      10.6 Contingent Stock Agreement, effective as of January 1, 1996, by the Company in favor of and for the benefit of the Holders and Representatives named therein - incorporated by reference to the Exhibits to The Rouse Company's Form S-4 Registration Statement (No. 333-1693).

      10.7 The Rouse Company Deferred Compensation Plan for Outside Directors (Amended and Restated), dated as of May 23, 1996 - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (see SEC File No. 0-1743).

      10.8 1997 Stock Incentive Plan - incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on March 14, 1997 (see SEC File No. 0-1743).

      10.9 The Rouse Company Special Option Plan, effective January 1, 1998 - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the year ended December 31, 1997 (see SEC File No. 0-1743).

       10.10 Contribution Agreement, dated as of February 1, 1999, among The Rouse Company of Nevada, Inc., HRD Properties, Inc., Rouse-Bridgewater Commons, LLC, Rouse-Park Meadows Holding, LLC, Rouse-Towson Town Center LLC, Bridgewater Commons Mall, LLC, Rouse-Fashion Place, LLC, Rouse-Park Meadows LLC, Towson TC, LLC, TTC SPE, LLC and Fourmall Acquisition, LLC - incorporated by reference to The Rouse Company's Current Report on Form 8-K dated February 1, 1999 (see SEC File No. 0-1743).

       10.11 Employment Agreement, dated September 24, 1998, between The Rouse Company and Anthony W. Deering - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998 (see SEC File No. 0-1743).

       10.12 The Rouse Company 1999 Stock Incentive Plan, made as of June 3, 1999 and amended and restated as of February 22, 2001 - incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001 (see SEC File No. 0-1743).

       10.13 Letter Agreement, dated July 12, 1999, between The Rouse Company and Anthony W. Deering - incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999 (see SEC File No. 0-1743).

       10.14 Executive Agreement, dated October 25, 1999, between The Rouse Company and Daniel C. Van Epp - incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1999 (see SEC File No. 0-1743). The same Executive Agreement was entered into with Jeffrey H.
               Donahue, Duke S. Kassolis, Douglas A. McGregor, Robert Minutoli, Robert D. Riedy, Alton J. Scavo and Jerome D. Smalley.

       12.1*   Ratio of earnings to fixed charges.

       12.2* Ratio of earnings to combined fixed charges and Preferred stock dividend requirements.

       13*     Annual report to security holders.

       21*     Subsidiaries of the Registrant.

       23*     Consent of KPMG LLP, Independent Auditors.

       24*     Power of Attorney.

       99.1* Form 11-K Annual Report of The Rouse Company Savings Plan for the year ended December 31, 2001.

       99.2*   Factors affecting future operating results.

* Filed with The Rouse Company's Form 10-K Annual Report for fiscal year ended December 31, 2001, as originally filed (see SEC File No. 0-1743).