Form 10-Q
period 2002-06-30
ROUSE COMPANY
filed 2002-08-14
CIK 85388

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
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

        Yes ☒                                       No ☐

        Indicate the number of shares outstanding of the issuer's common stock as of August 9, 2002:

Common Stock, $0.01 par value Title of Class	86,798,042 Number of Shares

Part I. Financial Information

Item 1. Financial Statements

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income
Three and Six Months Ended June 30, 2002 and 2001
(Unaudited; in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$253,444	$242,509	$492,446	$488,893
Operating expenses, exclusive of provision for bad debts, depreciation and amortization	125,968	125,455	245,257	249,092
Interest expense	60,169	56,404	114,533	115,162
Provision for bad debts	3,619	1,993	5,755	3,291
Depreciation and amortization	38,184	31,456	71,468	62,874
Other provisions and losses, net	1,083	451	10,894	451

Earnings before income taxes, equity in earnings of unconsolidated real estate ventures, net gains (losses) on operating properties, discontinued operations and cumulative effect of change in accounting principle	24,421	26,750	44,539	58,023
Income taxes, primarily deferred	(6,714)	(6,428)	(16,957)	(12,872)
Equity in earnings of unconsolidated real estate ventures	6,047	5,521	13,014	12,883

Earnings before net gains (losses) on operating properties, discontinued operations and cumulative effect of change in accounting principle	23,754	25,843	40,596	58,034
Net gains (losses) on operating properties	47,710	162	48,824	(239)

Earnings before discontinued operations and cumulative effect of change in accounting principle	71,464	26,005	89,420	57,795
Discontinued operations	26,685	(78)	23,432	(197)
Cumulative effect of change in accounting principle	—	—	—	(411)

Net earnings	98,149	25,927	112,852	57,187
Other items of comprehensive income (loss):
Minimum pension liability adjustment	(556)	(500)	(889)	(1,000)
Unrealized gains (losses) on derivatives designated as cash flow hedges	(5,488)	(588)	(1,762)	(588)

Comprehensive income	$92,105	$24,839	$110,201	$55,599

Net earnings applicable to common shareholders	$95,111	$22,889	$106,776	$51,111

Earnings per share of common stock
Basic:
Earnings before discontinued operations and cumulative effect of change in accounting principle	$.79	$.33	$.99	$.75
Discontinued operations	.31	—	.28	—
Cumulative effect of change in accounting principle	—	—	—	(.01)

Total	$1.10	$.33	$1.27	$.74

Diluted:
Earnings before discontinued operations and cumulative effect of change in accounting principle	$.76	$.33	$.97	$.74
Discontinued operations	.28	—	.27	—
Cumulative effect of change in accounting principle	—	—	—	(.01)

Total	$1.04	$.33	$1.24	$.73

Dividends per share:
Common stock	$.39	$.355	$.78	$.71

Preferred stock	$.75	$.75	$1.50	$1.50

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(In thousands, except share data)

	June 30, 2002 (Unaudited)	December 31, 2001
Assets:
Property:
Operating properties:
Property and deferred costs of projects	$5,603,147	$4,484,183
Less accumulated depreciation and amortization	930,091	888,615

	4,673,056	3,595,568
Properties in development	268,879	217,906
Properties held for sale	12,684	—
Investment land and land held for development and sale	307,997	284,291

Total property	5,262,616	4,097,765
Investments in and advances to unconsolidated real estate ventures	537,026	269,573
Prepaid expenses, receivables under finance leases and other assets	364,123	371,072
Accounts and notes receivable	61,248	87,753
Investments in marketable securities	23,547	22,157
Cash and cash equivalents	30,737	32,123

Total	$6,279,297	$4,880,443

Liabilities:
Debt:
Property debt not carrying a Parent Company guarantee of repayment	$3,230,390	$2,709,699
Parent Company debt and debt carrying a Parent Company guarantee of repayment:
Property debt	127,885	69,389
Other debt	1,021,765	709,732

	1,149,650	779,121

Total debt	4,380,040	3,488,820
Accounts payable, accrued expenses and other liabilities	603,774	599,298
Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debt securities	136,965	136,965
Shareholders' equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	41	41
Common stock of 1¢ par value per share; 250,000,000 shares authorized; 86,747,385 shares issued in 2002 and 69,354,169 shares issued in 2001	867	694
Additional paid-in capital	1,229,657	763,351
Accumulated deficit	(63,095)	(102,425)
Accumulated other comprehensive income (loss)	(8,952)	(6,301)

Net shareholders' equity	1,158,518	655,360

Total	$6,279,297	$4,880,443

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2002 and 2001
(Unaudited, in thousands)

	2002	2001
Cash flows from operating activities:
Rents and other revenues received	$390,767	$370,036
Proceeds from land sales and notes receivable from land sales	92,554	128,789
Interest received	5,531	3,517
Operating expenditures	(174,487)	(173,606)
Land development expenditures	(59,159)	(61,189)
Interest paid	(115,603)	(112,024)
Operating distributions from unconsolidated real estate ventures	14,331	21,303

Net cash provided by operating activities	153,934	176,826

Cash flows from investing activities:
Expenditures for properties in development	(67,431)	(93,645)
Expenditures for improvements to existing properties	(17,938)	(20,776)
Expenditures for acquisitions of interests in properties and other assets	(809,074)	—
Proceeds from dispositions of interests in properties	132,183	4,548
Distributions from unconsolidated real estate ventures	—	88,260
Expenditures for investments in unconsolidated ventures	(25,612)	(21,275)
Other	106	1,851

Net cash used by investing activities	(787,766)	(41,037)

Cash flows from financing activities:
Proceeds from issuance of property debt	66,581	95,184
Repayments of property debt:
Scheduled principal payments	(42,868)	(30,218)
Other payments	(74,019)	(77,721)
Proceeds from issuance of other debt	392,500	4,614
Repayments of other debt	(80,000)	(59,434)
Purchases of common stock	(14,901)	(13,035)
Proceeds from issuance of common stock	456,347	—
Proceeds from exercise of stock options	11,682	6,180
Dividends paid	(73,522)	(54,881)
Other	(9,354)	(1,314)

Net cash provided (used) by financing activities	632,446	(130,625)

Net increase (decrease) in cash and cash equivalents	(1,386)	5,164
Cash and cash equivalents at beginning of period	32,123	14,742

Cash and cash equivalents at end of period	$30,737	$19,906

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$112,852	$57,187
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,297	64,593
Decrease in undistributed earnings of unconsolidated real estate ventures	1,327	8,227
Net losses (gains) on operating properties	(76,482)	239
Cumulative effect of change in accounting principle	—	411
Participation expense pursuant to Contingent Stock Agreement	17,449	20,011
Provision for bad debts	5,895	3,503
Deferred income taxes	12,626	11,125
Changes in operating assets and liabilities and other, net	7,970	11,530

Net cash provided by operating activities	$153,934	$176,826

Schedule of noncash investing and financing activities:
Common stock issued pursuant to Contingent Stock Agreement	$12,948	$20,903
Lapses of restrictions on common stock awards	403	2,545
Debt assumed by purchasers of land	7,491	19,950
Debt and other liabilities assumed in acquisition of assets from Rodamco North America N.V.	662,997	—
Debt assumed in acquisition of other assets	—	80,000
Common stock issued in acquisition of voting interests in majority financial interest ventures	—	3,500
Debt and other liabilities assumed in acquisition of majority financial interest ventures	—	547,531
Property and other assets obtained in acquisition of majority financial interest ventures	—	884,572
Capital lease obligations incurred	10,715	1,180

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002

(1) Principles of statement presentation

        The unaudited condensed consolidated financial statements of The Rouse Company, our subsidiaries and partnerships ("we," "Rouse" or "us") include all adjustments which are necessary, in the opinion of management, to fairly represent our financial position and results of operations. All such adjustments are of a normal recurring nature. Except as noted below, the statements have been prepared using the accounting policies described in the 2001 Annual Report to Shareholders.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, and extends that reporting for all periods presented for a component of an entity that, subsequent to or on January 1, 2002, either has been disposed of (by sale, abandonment, for in distribution to owners) or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet. We adopted SFAS No. 144 effective January 1, 2002.

        Under the provisions of SFAS No. 144, we classified 11 community retail centers in Columbia, Maryland and Tampa Bay Center as properties held for sale in the first quarter of 2002. The 11 community retail centers were sold in April 2002 (see note 7) and we expect to sell Tampa Bay Center during 2002. At June 30, 2002, Tampa Bay Center was encumbered by a mortgage of approximately $17.6 million. We decided to sell these properties as they do not meet the criteria of one of our primary business strategies of owning and operating large-scale premier shopping centers. The operating results of these properties do not materially affect the reported segment results in note 5.

        Operating results of properties classified as held for sale in 2002 are included in discontinued operations for all periods presented. Operating results for these properties are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$36	$4,868	$4,619	$10,108
Operating expenses, exclusive of depreciation and amortization	532	2,501	2,830	5,064
Interest expense	365	1,381	1,297	2,784
Depreciation and amortization	—	704	829	1,719
Gain on sale of operating properties, net of income taxes	27,658	—	27,658	—
Other provisions and losses	108	—	5,244	—
Income tax benefit (provision), primarily deferred	(4)	(360)	1,355	(738)

Total	$26,685	$(78)	$23,432	$(197)

        In order to conform to general industry practice, we have also reclassified certain building and land improvement costs that are recoverable from tenants from other assets to property. These costs and related accumulated depreciation were $62.0 million and $39.8 million, respectively, at June 30, 2002 and $56.7 million and $35.5 million, respectively, at December 31, 2001. Depreciation of these assets was reclassified from operating expenses to depreciation. Depreciation of these assets was $2.3 million and $4.3 million for the three and six months ended June 30, 2002, respectively, and $2.0 million and $3.8 million for the three and six months ended June 30, 2001, respectively.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Upon adoption of SFAS No. 145, we are required to apply the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in determining the classification of gains and losses resulting from the early extinguishment of debt.

        SFAS No. 145 is effective for us on January 1, 2003 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. We adopted the provisions relating to the rescission of SFAS No. 4 on April 1, 2002. Upon adoption, we determined that gains and losses we recognized on early extinguishment of debt were not extraordinary items and accordingly reclassified them as follows (in thousands):

	Three months ended March 31, 2002	Three and six months ended June 30, 2001
Other provisions and losses	$195	$451
Deferred income taxes	(77)	—
Equity in earnings of unconsolidated real estate ventures	—	193
Discontinued operations	3,107	—

Amount previously reported as extraordinary items	$3,225	$644

        In addition to the above reclassifications, other amounts for 2001 have been reclassified to conform to our current presentation.

(2) Tax status

        We elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998. We believe that we met the qualifications for REIT status as of June 30, 2002 and intend to meet the qualifications in the future.

        A REIT is permitted to own voting stock in taxable REIT subsidiaries ("TRS"). TRS are corporations that are permitted to engage in nonqualifying REIT activities. We own and operate several TRS that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland and Summerlin, Nevada. The TRS also operate and/or own several retail centers and office and other properties. Except with respect to the TRS, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2002 and future years.

        In connection with our election to be taxed as a REIT, we have also elected to be subject to the "built-in gain" rules on the assets of our Qualified REIT Subsidiaries ("QRS"). Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on our assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. Such net unrealized gains were approximately $2.5 billion. We believe that we will not be required to make significant payments of taxes on built-in gains with respect to these assets throughout the ten-year period (which ends in 2008) due to the availability of our net operating loss carryforward and the potential for us to make like-kind exchanges, if necessary. It may be necessary to recognize a liability for such taxes in the future, if our plans and intentions with respect to QRS asset dispositions or the related tax laws change.

(3) Unconsolidated real estate ventures

        We own interests in unconsolidated real estate ventures that own and/or develop properties. We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements. These ventures are accounted for using the equity or cost method, as appropriate. At June 30, 2002 and December 31, 2001, these ventures were primarily partnerships and corporations which own retail centers. Most of these properties are managed by our affiliates.

        In May 2002, we acquired partial ownership interests in Oakbrook Center, Water Tower Place and certain other assets from Rodamco North America N.V. ("Rodamco") (see note 11). We report these interests as investments in unconsolidated real estate ventures. Additionally, we acquired from Rodamco the remaining interests in properties (Collin Creek, North Star, Perimeter Mall and Willowbrook) in which we previously owned partial, noncontrolling interests. As a result, these entities are consolidated in our financial statements from the date of acquisition. Prior to this acquisition, these property interests were reported as investments in unconsolidated real estate ventures. The net increase in investments in unconsolidated real estate ventures as a result of the Rodamco transaction is $251.3 million.

(4) Debt

        Debt is summarized as follows (in thousands):

	June 30, 2002		December 31, 2001
	Total	Due in one year	Total	Due in one year
Mortgages and bonds	$3,297,958	$198,317	$2,717,898	$168,158
Medium-term notes	48,500	—	51,500	3,000
Credit facility borrowings	537,500	392,500	222,000	—
Other loans	496,082	157,184	497,422	42,774

Total	$4,380,040	$748,001	$3,488,820	$213,932

        The amounts due in one year represent the terms of existing loan agreements except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments. In July 2002, we repaid $41 million of the other loans due in one year.

(5) Segment information

        We have five reportable segments: retail centers, office and other properties, community development, commercial development and corporate. The operating measure used to assess operating results for the reportable segments is Net Operating Income ("NOI"). We define NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, net gains (losses) on operating properties, certain other provisions and losses, real estate depreciation and amortization, deferred income taxes, certain current income taxes and fixed charges. Fixed charges include interest expense (net of interest income earned on corporate investments), distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock, ground rent expense and certain preference returns to partners. Additionally, discontinued operations, equity in earnings of unconsolidated real estate ventures and minority interests are adjusted to present NOI on the same basis. Effective January 1, 2002, we revised our definition of NOI to exclude ground rents and depreciation attributable to building and land improvement costs that are recoverable from tenants. Accordingly, NOI for prior periods has been presented in conformity with the revised definition.

        We use the same accounting policies for our segment reporting as those used to prepare our condensed consolidated financial statements, except that:

  •
  we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures ("proportionate share ventures") using the proportionate share method rather than the equity method; and

  •
  we include our share of NOI less fixed charges of other unconsolidated minority interest ventures ("other ventures") in revenues.

        These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

        Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended June 30, 2002
Revenues(1)	$180,176	$50,257	$46,932	$—	$—	$277,365
Operating expenses(2)	74,987	19,544	31,369	3,348	3,314	132,562

NOI	$105,189	$30,713	$15,563	$(3,348)	$(3,314)	$144,803

Three months ended June 30, 2001
Revenues(1)	$154,605	$50,425	$64,904	$—	$—	$269,934
Operating expenses(2)	64,183	18,809	45,861	1,075	3,116	133,044

NOI	$90,422	$31,616	$19,043	$(1,075)	$(3,116)	$136,890

Six months ended June 30, 2002
Revenues(1)	$340,187	$100,491	$103,149	$—	$—	$543,827
Operating expenses(2)	139,978	38,893	67,877	6,713	7,493	260,954

NOI	$200,209	$61,598	$35,272	$(6,713)	$(7,493)	$282,873

Six months ended June 30, 2001
Revenues(1)	$307,938	$101,353	$133,518	$—	$—	$542,809
Operating expenses(2)	127,877	37,889	87,914	2,603	6,606	262,889

NOI	$180,061	$63,464	$45,604	$(2,603)	$(6,606)	$279,920

(1)
Revenues exclude interest income earned on corporate investments.

(2)
Operating expenses include provisions for bad debts and certain current income taxes and exclude ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

        Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains (losses) on operating properties, discontinued operations and cumulative effect of change in accounting principle in the condensed consolidated financial statements are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Total reported above	$277,365	$269,934	$543,827	$542,809
Corporate interest income	1,208	189	2,427	513
Our share of revenues of proportionate share ventures	(22,810)	(21,127)	(44,605)	(41,424)
Our share of NOI less fixed charges of other ventures	(2,283)	(2,367)	(5,079)	(4,734)
Revenues of discontinued operations	(36)	(4,868)	(4,619)	(10,108)
Other	—	748	495	1,837

Total in condensed consolidated financial statements	$253,444	$242,509	$492,446	$488,893

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$132,562	$133,044	$260,954	$262,889
Distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock	3,598	3,211	6,816	6,429
Ground rent expense	2,037	2,274	4,184	4,474
Our share of operating expenses of proportionate share ventures	(8,528)	(8,147)	(15,631)	(15,697)
Provision for bad debts	(3,619)	(1,993)	(5,755)	(3,291)
Current income tax benefit (provision)	450	(1,181)	(2,976)	(2,485)
Operating expenses of discontinued operations	(532)	(2,501)	(2,830)	(5,064)
Other	—	748	495	1,837

Total in condensed consolidated financial statements	$125,968	$125,455	$245,257	$249,092

Operating results:
NOI reported above	$144,803	$136,890	$282,873	$279,920
Interest expense	(60,169)	(56,404)	(114,533)	(115,162)
Ground rent expense	(2,037)	(2,274)	(4,184)	(4,474)
Our share of fixed charges of proportionate share ventures	(6,177)	(5,913)	(13,862)	(11,051)
Corporate interest income	1,208	189	2,427	513
Distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock	(3,598)	(3,211)	(6,816)	(6,429)
Other provisions and losses, net	(1,083)	(451)	(10,894)	(451)
Depreciation and amortization	(38,184)	(31,456)	(71,468)	(62,874)
Deferred income tax provision	(7,164)	(5,247)	(13,981)	(10,387)
NOI of discontinued operations	496	(2,367)	(1,789)	(5,044)
Our share of depreciation and amortization, other provisions and losses, net, and gains (losses) on operating properties of unconsolidated real estate ventures, net	(4,341)	(3,913)	(7,177)	(6,527)

Earnings before net gains (losses) on operating properties, discontinued operations and cumulative effect of change in accounting principle in condensed consolidated financial statements	$23,754	$25,843	$40,596	$58,034

        The assets by segment are as follows (in thousands):

	June 30, 2002	December 31, 2001
Retail centers	$4,849,007	$3,457,956
Office and other properties	1,072,298	1,053,840
Community development	467,231	472,226
Commercial development	188,154	134,503
Corporate	138,829	124,232

Total	$6,715,519	$5,242,757

        Total segment assets exceed total assets reported in the financial statements due to the inclusion of our share of the assets of the proportionate share ventures.

(6) Other provisions and losses, net

        Other provisions and losses, net consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Impairment of investment in MerchantWired	$10,169	$—	$11,623	$—
Net gain on foreign exchange derivatives	(9,296)	—	(1,134)	—
Losses on early extinguishment of debt	210	451	405	451

	$1,083	$451	$10,894	$451

        MerchantWired is an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants. In the second quarter of 2002, we and the other real estate companies decided to discontinue the operations of MerchantWired. Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

        A portion of the purchase price for the acquisition of assets from Rodamco (see note 11) was payable in euros. In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819. These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date. The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, the value of these contracts had declined to $3.1 million and we recorded a loss of $8.2 million in the three months then ended. In April 2002, we sold the contracts for net proceeds of $10.2 million and we recorded a gain of $7.1  million for the three months ended June 30, 2002. For the six months ended June 30, 2002, we recognized a realized loss of $1.1 million. We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million. As of August 14, 2002, we owned no euros or financial instruments that exposed us to risk of movements of currency exchange rates.

(7) Net gains (losses) on operating properties

        The net gains on operating properties for the three and six months ended June 30, 2002 related primarily to gains recorded on the sale of our interests in retail centers. In April 2002, we sold our interests in 12 community retail centers for net proceeds of approximately $111 million. We recorded a total gain on this transaction of approximately $32.0 million, net of deferred income taxes of $18.4 million. Our interests in one of the community retail centers were reported in unconsolidated real estate ventures and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations. The remaining gain on this transaction ($27.7 million, net of deferred income taxes of $16.4 million) is classified as a component of discontinued operations (see note 1). In May 2002, we also sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for $20.2 million and the buyer assumed our share of the center's debt ($44.7 million). Our interest in this property was reported in unconsolidated real estate ventures and, accordingly, the gain of $42.7 million that we recorded on this transaction is included in continuing operations. The cash proceeds from both transactions were used to fund a portion of cash payments required to close the acquisition of assets from Rodamco.

(8) Earnings per share

        Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended June 30, 2002 and 2001 is summarized as follows (in thousands):

	2002		2001
	Basic	Diluted	Basic	Diluted
Earnings before discontinued operations and cumulative effect of change in accounting principle	$71,464	$71,464	$26,005	$26,005
Dividends on unvested common stock awards and other	(230)	(134)	(171)	(129)
Dividends on convertible Preferred stock	(3,038)	—	(3,038)	(3,038)
Interest on convertible property debt	—	456	—	—

Adjusted earnings before discontinued operations and cumulative effect of change in accounting principle used in EPS computation	$68,196	$71,786	$22,796	$22,838

Weighted-average shares outstanding	85,906	85,906	68,437	68,437
Dilutive securities:
Options, unvested common stock awards and other	—	2,123	—	1,070
Convertible Preferred stock	—	5,310	—	—
Convertible property debt	—	1,324	—	—

Adjusted weighted-average shares used in EPS computation	85,906	94,663	68,437	69,507

        Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

        Information relating to the calculations of earnings per share (EPS) of common stock for the six months ended June 30, 2002 and 2001 is summarized as follows (in thousands):

	2002		2001
	Basic	Diluted	Basic	Diluted
Earnings before discontinued operations and cumulative effect of change in accounting principle	$89,420	$89,420	$57,795	$57,795
Dividends on unvested common stock awards and other	(461)	(293)	(343)	(272)
Dividends on Preferred stock	(6,076)	(6,076)	(6,076)	(6,076)
Interest on convertible property debt	—	1,011	—	—

Adjusted earnings before discontinued operations and cumulative effect of change in accounting principle used in EPS computation	$82,883	$84,062	$51,376	$51,447

Weighted-average shares outstanding	83,630	83,630	68,434	68,434
Dilutive securities:
Options, unvested common stock awards and other	—	1,784	—	991
Convertible property debt	—	1,400	—	—

Adjusted weighted-average shares used in EPS computation	83,630	86,814	68,434	69,425

        Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

(9) Commitments and Contingencies

        We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that is developing the Village of Merrick Park. At June 30, 2002, the outstanding balance under this loan was $105.2 million, all of which was guaranteed. The maximum amount that may be borrowed under the loan is $200 million. The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements. Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

        During 2001, we leased land and improvements at Fashion Show to an entity that is developing a portion of the expansion of the retail center. In connection with this lease, we have guaranteed the repayment of construction loan borrowings by the lessee. At June 30, 2002, the outstanding balance under this loan was $80.6 million, all of which was guaranteed. The maximum amount that may be borrowed under the loan is $111 million. An affiliate of Rodamco owned a 99% limited partnership interest in the lessee, and we acquired this interest in connection with the acquisition of the assets of Rodamco described in note 11. A subsidiary of The Rouse Company Incentive Compensation Statutory Trust, an entity that we neither own nor control, owns the controlling interest in the lessee.

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

(10) Shelf registration statement

        In January and February of 2002, we issued a total of 16.675 million shares of common stock for net proceeds of $456.3 million ($27.40 per share less issuance costs) under our effective shelf registration statement. We used the proceeds of the stock issuance to repay property and other debt and to fund a portion of the purchase price of the acquisition of the assets of Rodamco described in note 11.

        At June 30, 2002, an aggregate of $1.4 billion remained available under the shelf registration statement for the future sale (based on the public offering price) of common stock, Preferred stock and debt securities.

(11) Acquisition of assets from Rodamco

        In January 2002, we, Simon Property Group, Inc. ("Simon") and Westfield America Trust ("Westfield") announced that affiliates of each (collectively, the "Purchasers") entered into a Purchase Agreement with Rodamco to purchase substantially all of the assets of Rodamco for an aggregate purchase price of approximately 2.48 billion euros, subject to adjustment, and the assumption of substantially all of Rodamco's liabilities. In connection with the Purchase Agreement, affiliates of the Purchasers entered into a Joint Purchase Agreement that specified the assets each would acquire and set forth the basis upon which the portion of the aggregate purchase price to be paid to Rodamco by each Purchaser would be determined. On May 3, 2002, the purchase of the assets of Rodamco closed.

        The primary assets we acquired are direct or indirect ownership interests in eight regional retail centers, leased primarily to national retailers, which we intend to continue to operate, and are described below:

Property	Interest Acquired	Leasable Mall Space	Department Store Space	Location
Collin Creek (1)(2)	70%	331,000	790,000	Plano, TX
Lakeside Mall (1)	100%	516,000	961,000	Sterling Heights, MI
North Star (1)(2)	96%	435,000	816,000	San Antonio, TX
Oakbrook Center (4)	47%	842,000	1,425,000	Oakbrook, IL
Perimeter Mall (1)(2)	50%	502,000	779,000	Atlanta, GA
The Streets at South Point (3)	94%	590,000	730,000	Durham, NC
Water Tower Place (4)	52%	310,000	510,000	Chicago, IL
Willowbrook (1)(2)	62%	500,000	1,028,000	Wayne, NJ
Notes:
(1)	As a result of the acquisition, we own 100% interests in these properties.
(2)	Properties were owned by existing joint ventures or through tenancies in common between Rodamco and us.
(3)	Property began operations in March 2002.
(4)	Property also contains significant office space.

        Other primary assets we acquired include a 100% interest in a parcel of land and building at Collin Creek that is leased to Dillard's department store and a 99% noncontrolling limited partnership interest in an entity that is developing a portion of the expansion of Fashion Show, a retail center in Las Vegas, Nevada, on land that is leased from us.

        The Purchasers also jointly acquired interests in several other assets, primarily:

  •
  A 50% interest in Westin New York, a hotel under development in New York City,
  •
  A 40% interest in River Ridge, a retail center in Lynchburg, VA,
  •
  Sawmill Place Plaza, a retail center in Columbus, OH,
  •
  A 50% interest in Durham Associates, a partnership that owns and operates South Square Mall, a regional shopping center in Durham, NC that was subject to a contract of sale at the closing date,
  •
  A 59.17% interest in Kravco Investments, L.P., a limited partnership that owns investments in retail centers, primarily in the greater Philadelphia area,
  •
  A 9.84% investment in MerchantWired, a joint venture with other real estate companies to provide broadband telecommunication services to tenants,
  •
  Purchase money notes receivable that arose from the sales of other assets by Rodamco; and
  •
  Urban Retail Properties Co., a property management company that manages properties formerly owned by Rodamco and properties held by others.

        Our share of these jointly held assets is approximately 27%. The Purchasers intend to sell the interests in River Ridge, Durham Associates and Sawmill Place Plaza. The operations of MerchantWired will be discontinued, as discussed in note 6. The Purchasers intend to operate Urban Retail Properties Co., solely to manage properties held by others and are currently developing plans to do so. These plans include significant staffing reductions and will likely cause the Purchasers to incur significant severance costs. Our share of these and other costs that may by incurred in order to operate

Urban Retail Properties Co. in accordance with the Purchasers' intentions are expected to be in the range of $4 million to $6 million. The Purchasers intend to hold the other jointly held investments.

        Our share of the purchase price was approximately $1.59 billion, including our share of debt at properties owned by joint ventures that we account for using the equity method. We paid approximately 605 million euros (approximately $546 million based on exchange rates then in effect) to Rodamco at closing. We also paid approximately $257 million to retire certain obligations of Rodamco and to pay transaction costs. Our share of the debt secured by the operating properties in which we acquired interests is approximately $675 million, including our share of debt of unconsolidated real estate ventures, and our share of subsidiary perpetual preferred stock assumed by the Purchasers is approximately $24 million. In addition, as described below, we acquired a limited partnership interest in an entity developing a portion of the expansion of Fashion Show in Las Vegas, Nevada. Our share of the debt of this entity at the time of acquisition was approximately $72 million which we had previously guaranteed pursuant to the lease agreement described in note 9. The debt secured by the operating properties we acquired or by the Fashion Show expansion does not include debt encumbering properties to be held by the Purchasers jointly, which totals approximately $14 million. Our share of the purchase price, which is subject to adjustment, was based on the allocated prices of the properties that we acquired, directly or indirectly, our share of the properties we own jointly with Simon and Westfield and our proportionate share of Rodamco's debt and the transaction expenses for the acquisition. The aggregate purchase price was determined as a result of negotiations between Rodamco and the Purchasers; our portion of the aggregate purchase price was determined as a result of negotiations among the Purchasers. We have incurred additional transaction costs of approximately $14 million in connection with the acquisition and expect to pay additional transaction costs as acquired assets are sold, as discussed above.

        Funds for payment of our portion of the purchase price were provided as follows (in millions):

Sale of Columbia community retail centers	$111
Sale of interest in Franklin Park	20
Borrowings on bridge loan facility	393
Issuance of common stock in January/February 2002	279

Cash required at closing	$803

        In connection with the purchase, we borrowed $393 million on a bridge loan facility provided by Banc of America Securities, LLC and Banc of America Mortgage Capital Corporation. The bridge loan facility provides for no additional availability and has an initial maturity of six months from the closing of the acquisition. We have the right to extend the maturity on $320 million of the borrowings for an additional six months and on $250 million for another six months. We believe we will have sufficient liquidity to repay the borrowings under the bridge loan facility before its extended maturity. We are required to use any proceeds from the sales of interests in operating properties, most property financings and/or issuances of corporate debt or equity securities to repay borrowings under the bridge loan facility.

        The remaining net proceeds of $177 million from the issuance of common stock in January and February 2002 were used primarily to repay property debt secured by the Columbia community centers and to reduce credit facility borrowings.

        The effect of the acquisition on our condensed consolidated balance sheet is summarized as follows (in thousands):

Property and deferred costs of projects	$1,174,743
Properties in development	2,059
Investments in and advances to unconsolidated real estate ventures	251,323
Prepaid expenses, receivables under finance leases and other assets	36,807
Accounts and notes receivable	774
Debt	(655,264)
Accounts payable, accrued expenses and other liabilities	(7,733)

Cash requirement	$802,709

        In August 2002, we paid approximately $6.4 million to the other Purchasers as an adjustment to the allocation of the purchase price.

        The condensed consolidated statements of operations for the three and six months ended June 30, 2002 include revenues and costs and expenses of assets acquired from Rodamco from the date of acquisition. We prepared pro forma consolidated results of operations for the six months ended June 30, 2002 and 2001, assuming the acquisition of assets from Rodamco and the sale of assets used to fund a portion of the cash requirement of the acquisition occurred on January 1, 2001. The net gains related to the sale of assets are excluded from the pro forma results. The pro forma results are summarized as follows (in thousands, except per share data):

	2002		2001
Revenues		$544,463		$559,635
Equity in earnings of unconsolidated real estate ventures		12,679		12,203
Earnings before net gains (losses) on operating properties, discontinued operations and cumulative effect of change in accounting principle		50,488		72,161
Net earnings		$50,320		$70,245

Earnings per share of common stock:
Basic:
Earnings before discontinued operations and cumulative effect of change in accounting principle		$.54		$.83
Discontinued operations		(.02)		(.01)
Cumulative effect of change in accounting principle		—		(.01)

Net earnings	$	..52	$	..81

Diluted:
Earnings before discontinued operations and cumulative effect of change in accounting principle		$.53		$.82
Discontinued operations		(.02)		(.01)
Cumulative effect of change in accounting principle		—		(.01)

Net earnings	$	..51	$	..80

        The pro forma revenues, equity in earnings of unconsolidated real estate ventures and earnings summarized above are not necessarily indicative of the results that would have occurred if the acquisition and sales had been consummated at January 1, 2001 or of future results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

THE ROUSE COMPANY AND SUBSIDIARIES

        The following discussion and analysis covers any material changes in our financial condition since December 31, 2001 and any material changes in our results of operations for the three and six months ended June 30, 2002 as compared to the same periods in 2001. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2001 Annual Report to Shareholders.

General:

        Through our subsidiaries and affiliates, we acquire, develop and manage a diversified portfolio of retail centers, office and industrial buildings and mixed-use and other properties located throughout the United States. We also develop and sell land for residential, commercial and other uses, primarily in and around Columbia, Maryland and Summerlin, Nevada.

        Our primary business strategies include owning and operating (1) premier properties—shopping centers and large-scale mixed-use projects in major markets across the United States and (2) geographically concentrated office and industrial buildings, principally complementing our community development activities. In order to execute these strategies, we evaluate opportunities to develop or acquire properties and to expand and/or renovate properties in our portfolio. We plan to continue making substantial investments to expand and/or renovate and develop properties. For example,

  •
  we are an investor in a joint venture that is developing the Village of Merrick Park, a large-scale mixed-use project in Coral Gables, Florida, that is expected to open in September 2002; and

  •
  we and a lessee are currently expanding and redeveloping Fashion Show, a retail center on "the strip" in Las Vegas, Nevada, and expect to complete the first phase of this project in November 2002.

        We also assess whether particular properties are meeting or have the potential to meet our investment criteria. We have disposed of interests or transferred majority interests in more than 40 retail centers and numerous other properties since 1993 (sometimes using tax-deferred exchanges) and may dispose of selected properties that are not meeting or are not considered to have the potential to continue to meet our investment criteria. We may also dispose of interests in properties for other reasons. In March 2002, we agreed to sell our interests in 12 community retail centers in Columbia for net proceeds of approximately $111 million. The sale closed in April 2002 and we recorded a gain of $32.0 million (net of deferred income taxes) on the transaction ($27.7 million of this net gain is recorded as a component of discontinued operations). In anticipation of this transaction, we repaid $58.1 million of debt secured by these properties in March 2002 and incurred a loss on this repayment of $3.2 million (net of income tax benefits of $2.1 million). Also in April 2002, we sold our interest in Franklin Park, a retail center in Toledo, Ohio, for $20.2 million and the buyer assumed our share of the center's debt ($44.7 million). We recorded a gain of $42.7 million on this transaction. We used the net proceeds of these transactions to fund a portion of acquisition costs of the assets from Rodamco North America N.V. ("Rodamco"). Other disposition decisions and related transactions may cause us to recognize gains or losses that could have material effects on reported net earnings in future quarters or fiscal years, and, taken together with the use of sales proceeds, may have a material effect on our overall consolidated financial position.

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

Acquisition of assets from Rodamco:

        In January 2002, we, Simon Property Group, Inc. ("Simon") and Westfield America Trust ("Westfield") announced that affiliates of each (collectively, the "Purchasers") entered into a Purchase Agreement with Rodamco to purchase substantially all of the assets of Rodamco for an aggregate purchase price of approximately 2.48 billion euros, subject to adjustment, and the assumption of substantially all of Rodamco's liabilities. In connection with the Purchase Agreement, affiliates of the Purchasers entered into a Joint Purchase Agreement that specified the assets each would acquire and set forth the basis upon which the portion of the aggregate purchase price to be paid to Rodamco by each Purchaser would be determined. On May 3, 2002, the purchase of the assets of Rodamco closed.

        The primary assets we acquired are direct or indirect ownership interests in eight regional retail centers, leased primarily to national retailers, which we intend to continue to operate, and are described below:

Property	Interest Acquired	Leasable Mall Space	Department Store Space	Location
Collin Creek (1)(2)	70%	331,000	790,000	Plano, TX
Lakeside Mall (1)	100%	516,000	961,000	Sterling Heights, MI
North Star (1)(2)	96%	435,000	816,000	San Antonio, TX
Oakbrook Center (4)	47%	842,000	1,425,000	Oakbrook, IL
Perimeter Mall (1)(2)	50%	502,000	779,000	Atlanta, GA
The Streets at South Point (3)	94%	590,000	730,000	Durham, NC
Water Tower Place (4)	52%	310,000	510,000	Chicago, IL
Willowbrook (1)(2)	62%	500,000	1,028,000	Wayne, NJ
Notes:
(1)	As a result of the acquisition, we own 100% interests in these properties.
(2)	Properties were owned by existing joint ventures or through tenancies in common between Rodamco and us.
(3)	Property began operations in March 2002.
(4)	Property also contains significant office space.

        Other primary assets we acquired include a 100% interest in a parcel of land and building at Collin Creek that is leased to Dillard's department store and a 99% noncontrolling limited partnership interest in an entity that is developing a portion of the expansion of Fashion Show, a retail center in Las Vegas, Nevada, on land that is leased from us.

        The Purchasers also jointly acquired interests in several other assets, primarily:

  •
  A 50% interest in Westin New York, a hotel under development in New York City,
  •
  A 40% interest in River Ridge, a retail center in Lynchburg, VA,
  •
  Sawmill Place Plaza, a retail center in Columbus, OH,
  •
  A 50% interest in Durham Associates, a partnership that owns and operates South Square Mall, a regional shopping center in Durham, NC that was subject to a contract of sale at the closing date,
  •
  A 59.17% interest in Kravco Investments, L.P., a limited partnership that owns investments in retail centers, primarily in the greater Philadelphia area,
  •
  A 9.84% investment in MerchantWired, a joint venture with other real estate companies to provide broadband telecommunication services to tenants,

  •
  Purchase money notes receivable that arose from the sales of other assets by Rodamco; and
  •
  Urban Retail Properties Co., a property management company that manages properties formerly owned by Rodamco and properties held by others.

        Our share of these jointly held assets is approximately 27%. The Purchasers intend to sell the interests in River Ridge, Durham Associates and Sawmill Place Plaza. The operations of MerchantWired will be discontinued, as discussed below under other operating information. The Purchasers intend to operate Urban Retail Properties Co., solely to manage properties held by others and are currently developing plans to do so. These plans include significant staffing reductions and will likely cause the Purchasers to incur significant severance costs. Our share of these and other costs that may by incurred in order to operate Urban Retail Properties Co. in accordance with the Purchasers' intentions are expected to be in the range of $4 million to $6 million. The Purchasers intend to hold the other jointly held investments.

        Our share of the purchase price was approximately $1.59 billion, including our share of debt at properties owned by joint ventures that we account for using the equity method. We paid approximately 605 million euros (approximately $546 million based on exchange rates then in effect) to Rodamco at closing. We also paid approximately $257 million to retire certain obligations of Rodamco and to pay transaction costs. Our share of the debt secured by the operating properties in which we acquired interests is approximately $675 million, including our share of debt of unconsolidated real estate ventures, and our share of subsidiary perpetual preferred stock assumed by the Purchasers is approximately $24 million. In addition, as described below, we acquired a limited partnership interest in an entity developing a portion of the expansion of Fashion Show in Las Vegas, Nevada. Our share of the debt of this entity at the time of acquisition was approximately $72 million which we had previously guaranteed pursuant to the lease agreement described in note 9 to the condensed consolidated financial statements. The debt secured by the operating properties we acquired or by the Fashion Show expansion does not include debt encumbering properties to be held by the Purchasers jointly, which totals approximately $14 million. Our share of the purchase price, which is subject to adjustment, was based on the allocated prices of the properties that we acquired, directly or indirectly, our share of the properties we own jointly with Simon and Westfield and our proportionate share of Rodamco's debt and the transaction expenses for the acquisition. The aggregate purchase price was determined as a result of negotiations between Rodamco and the Purchasers; our portion of the aggregate purchase price was determined as a result of negotiations among the Purchasers. We have incurred additional transaction costs of approximately $14 million in connection with the acquisition and expect to pay additional transaction costs as acquired assets are sold, as discussed above.

        Funds for payment of our portion of the purchase price were provided as follows (in millions):

Sale of Columbia community retail centers	$111
Sale of interest in Franklin Park	20
Borrowings on bridge loan facility	393
Issuance of common stock in January/February 2002	279

Cash required at closing	$803

        In connection with the purchase, we borrowed $393 million on a bridge loan facility provided by Banc of America Securities, LLC and Banc of America Mortgage Capital Corporation. The bridge loan facility provides for no additional availability and has an initial maturity of six months from the closing of the acquisition. We have the right to extend the maturity on $320 million of the borrowings for an additional six months and on $250 million for another six months. We believe we will have sufficient liquidity to repay the borrowings under the bridge loan facility before its extended maturity. We are required to use any proceeds from the sales of interests in operating properties, most property financings and/or issuances of corporate debt or equity securities to repay borrowings under the bridge loan facility.

        The remaining net proceeds of $177 million from the issuance of common stock in January and February 2002 were used primarily to repay property debt secured by the Columbia community centers and to reduce credit facility borrowings.

        The effect of the acquisition on our condensed consolidated balance sheet is summarized as follows (in thousands):

Property and deferred costs of projects	$1,174,743
Properties in development	2,059
Investments in and advances to unconsolidated real estate ventures	251,323
Prepaid expenses, receivables under finance leases and other assets	36,807
Accounts and notes receivable	774
Debt	(655,264)
Accounts payable, accrued expenses and other liabilities	(7,733)

Cash requirement	$802,709

        In August 2002, we paid approximately $6.4 million to the other Purchasers as an adjustment to the allocation of the purchase price.

Other Portfolio changes:

        We believe that space in high-quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers and that these retail centers are better able to withstand difficult conditions in the overall economy, specifically in the real estate and retail industries. In addition to the 2002 acquisitions and dispositions noted above, there were several other changes to our portfolio in 2001. We completed an expansion of The Mall in Columbia (May 2001) and the development of several new operating properties: Centerpointe Plaza (Summerlin Village Center—September 2001) and two office buildings in Summerlin Town Center (January and February of 2001). We also sold a building in the Hunt Valley Business Center in April 2001.

Operating results:

        As indicated in the 2001 Annual Report to Shareholders, the discussion of operating results covers each of our business segments, as management believes that a segment analysis provides the most effective means of understanding the business. It also provides information about other elements of the condensed consolidated statement of operations that are not included in the segment results. You should refer to the condensed consolidated statements of operations and note 5 to the condensed consolidated financial statements included in this Form 10-Q when reading this discussion and analysis. We use net operating income ("NOI") to measure and assess operating results for the reportable segments. As discussed in note 5, we define NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, net gains (losses) on operating properties, certain other provisions and losses, real estate depreciation and amortization, deferred income taxes, certain current income taxes and fixed charges. Fixed charges include interest expense, net of interest income earned on corporate investments, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock, ground rent expense and certain preference returns to partners. Additionally, discontinued operations, equity in earnings of certain unconsolidated real estate ventures is adjusted to present NOI on the same basis. Effective January 1, 2002, we revised our definition of NOI to exclude ground rents and depreciation attributable to building and land improvement costs that are recoverable from tenants. Accordingly, NOI for prior periods has been presented in conformity with the revised definition.

        As discussed in note 5, we use the same accounting policies for our segment reporting as those used to prepare our condensed consolidated financial statements, except that:

  •
  we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures ("proportionate share ventures") using the proportionate share method rather than the equity method; and
  •
  we include our share of NOI less fixed charges of other unconsolidated minority interest ventures ("other ventures") in revenues.

        These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings. Revenues and operating expenses reported for the segments are reconciled to the related amounts reported in the condensed consolidated financial statements in note 5. The reasons for significant changes in revenues and expenses comprising NOI and other elements of net earnings are discussed below.

Operating Properties—Retail Centers:

        Operating results of retail centers are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$180.2	$154.6	$340.2	$307.9
Operating expenses, exclusive of ground rents and depreciation and amortization	75.0	64.1	140.0	127.8

NOI	$105.2	$90.5	$200.2	$180.1

        Revenues increased $25.6 million and $32.3 million for the three and six months ended June 30, 2002 compared to the same periods in 2001. The increases were primarily attributable to the interests in properties acquired from Rodamco ($29.9 million) and higher rents on re-leased space at comparable retail centers, partially offset by the sale of the 12 community retail centers in Columbia, MD ($4.5 million and $4.4 million for the three and six months ended June 30, 2002, respectively) and Franklin Park ($1.5 million for both the three and six months ended June 30, 2002). The increase in the six months was also attributable to the receipt of a management contract termination payment at Town & Country Center in Miami, Florida ($4.8 million).

        Operating expenses increased $10.9 million and $12.2 million for the three and six months ended June 30, 2002, compared to the same periods in 2001. The increases were primarily attributable to the interests in properties acquired from Rodamco ($10.3 million), partially offset by the sale of the 12 community retail centers in Columbia, MD ($1.4 million for both the three and six months ended June 30, 2002) and Franklin Park ($0.7 million and $0.8 million for the three and six months ended June 30, 2002, respectively). In the six month period, the increase was also attributable to current Federal and state taxes ($1.3 million) related to the aforementioned management contract termination payment. Town & Country Center was managed by a taxable REIT subsidiary.

        We anticipate continued growth in NOI from retail centers in 2002. We expect to benefit from the interests in properties acquired from Rodamco, properties expanded in 2001, the expected opening of the Village of Merrick Park in September 2002 and the expected opening of the first phase of the Fashion Show expansion in November 2002.

Operating Properties—Office and Other Properties:

        Operating results of office and other properties are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$50.3	$50.5	$100.5	$101.4
Operating expenses, exclusive of ground rents and depreciation and amortization	19.6	18.8	38.9	37.9

NOI	$30.7	$31.7	$61.6	$63.5

        Revenues decreased $0.2 million and $0.9 million for the three and six months ended June 30, 2002 compared to the same periods in 2001. These decreases were primarily attributable to lower average occupancy levels at comparable properties (88.9% in 2002 versus 92.2% in 2001). These lower occupancy levels are likely to persist for the balance of this year. These decreases were partially offset by the property interests acquired from Rodamco ($1.1 million).

        Operating expenses increased $0.8 million and $1.0 million for the three and six months ended June 30, 2002 compared to the same periods in 2001. These increases were primarily attributable to the property interests acquired from Rodamco ($0.7 million).

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Nevada Operations:
Revenues:
Summerlin	$32.9	$56.3	$66.6	$94.2
Other	4.1	0.2	5.5	2.0
Operating costs and expenses:
Summerlin	27.0	40.9	51.8	68.0
Other	3.1	0.3	4.7	1.9

NOI	$6.9	$15.3	$15.6	$26.3

Columbia and Other:
Revenues	$9.9	$8.4	$31.0	$37.3
Operating costs and expenses	1.2	4.7	11.3	18.0

NOI	$8.7	$3.7	$19.7	$19.3

Total:
Revenues	$46.9	$64.9	$103.1	$133.5
Operating costs and expenses	31.3	45.9	67.8	87.9

NOI	$15.6	$19.0	$35.3	$45.6

        Revenues from Summerlin decreased $23.4 million and $27.6 million for the three and six months ended June 30, 2002, respectively, while related costs and expenses decreased $13.9 million and $16.2 million, respectively, compared to the same periods in 2001. The decreases in revenues and operating costs and expenses were primarily attributable to decreases in residential sales. The decreases in residential sales were attributable to a lower supply of saleable land as we continue the development of a new phase in Summerlin, Nevada. We have received strong interest from homebuilders and homebuyers for the new phase and anticipate the full year results of 2002 will surpass the results of 2001.

        Revenues from Columbia and other community development operations increased $1.5 million and decreased $6.3 million for the three and six months ended June 30, 2002, respectively. Costs and expenses related to Columbia and other community operations decreased $3.5 million and $6.7 million in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The higher profit margins experienced in 2002 were primarily attributable to the sale of certain parcels of land with low development costs and are not expected to continue. The decreases in revenues and related costs and expenses in the six month period were attributable to a lower supply of saleable land as we begin new development in Howard County, Maryland (Emerson). We have received strong interest from homebuilders and homebuyers with respect to this new development.

Commercial Development:

        Commercial development expenses consist primarily of preconstruction expenses, new business costs and disposition expenses. Preconstruction and new business costs relate to the costs of evaluating potential projects which may not go forward to completion, acquisition of properties and other business opportunities. Disposition expenses relate to the costs of evaluating and planning for the disposition of properties. Commercial development expenses increased by $2.3 million and $4.1 million for the three and six months ended June 30, 2002, compared to the same period in 2001. The increase was primarily attributable to internal costs allocated to the Rodamco transaction.

Corporate:

        Corporate operating expenses consist of general and administrative costs and our equity in the operating loss of MerchantWired (excluding impairment losses included in other provisions and losses, net), an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants.

        Total corporate expenses increased $0.2 million and $0.9 million for the three and six months ended June 30, 2002, respectively, compared to the same period in 2001. The increases were attributable primarily to costs incurred in evaluating various corporate structure strategies.

Other operating information:

        Interest expense: Interest expense was $60.2 million and $114.5 million for the three and six months ended June 30, 2002, respectively, and $56.4 million and $115.2 million for the three and six months ended June 30, 2001, respectively. The increase for the three months ended June 30, 2002 compared to the same period in 2001 was attributable primarily to an increase in the average debt balance as a result of the Rodamco transaction, partially offset by lower average interest rates on variable rate debt.

        Depreciation and amortization: Depreciation and amortization expense was $38.2 million and $71.5 million for the three and six months ended June 30, 2002, respectively, and $31.5 million and $62.9 million for the three and six months ended June 30, 2001, respectively. The increase was attributable primarily to depreciation on the properties acquired from Rodamco.

        Other provisions and losses: The other provisions and losses are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Impairment of investment in MerchantWired	$10,169	$—	$11,623	$—
Net gain on foreign exchange derivatives	(9,296)	—	(1,134)	—
Losses on early extinguishment of debt	210	451	405	451

	$1,083	$451	$10,894	$451

        In the second quarter of 2002, we and our joint venture partners decided to discontinue the operations of MerchantWired. Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

        The cash portion of the purchase price for the acquisition of assets from Rodamco was payable in euros. In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819. These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date. The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At

March 31, the value of these contracts had declined to $3.1 million and we recorded a loss of $8.2 million in the three months then ended. The contracts were sold in April 2002 for net proceeds of $10.2 million and we recorded a gain of $7.1 million for the three months ended June 30, 2002. For the six months ended June 30, 2002, we recognized a realized loss of $1.1 million. We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million on this transaction. As of August 14, 2002, we owned no euros or financial instruments that exposed us to risk of movements of currency exchange rates.

        Income taxes:    We own and operate several taxable REIT subsidiaries ("TRS"), which allow us to engage in certain nonqualifying REIT activities. With respect to the TRS, we are liable for income taxes at the Federal and state levels, and the current and deferred income tax provisions relate primarily to the earnings of the TRS.

        Equity in earnings of unconsolidated real estate ventures:    For segment reporting purposes, our share of the NOI of unconsolidated real estate ventures is included in the operating results of retail centers, office and other properties, community development and commercial development as discussed above in this Management's Discussion and Analysis. Equity in earnings of the unconsolidated real estate ventures was $6.0 million and $13.0 million for the three and six months ended June 30, 2002, respectively, and $5.5 million and $12.9 million for the three and six months ended June 30, 2001, respectively.

        Net gains (losses) on operating properties:    Net gains (losses) on operating properties were $47.7 million gain and $48.8 million gain for the three and six months ended June 30, 2002, respectively, and $0.2 million gain and ($0.2) million loss for the three and six months ended June 30, 2001, respectively.

        The net gains on operating properties for the three and six months ended June 30, 2002 related primarily to gains recorded on the sale of our interests in retail centers. In April 2002, we sold our interests in 12 community retail centers in Columbia, Maryland for net proceeds of approximately $111 million. We recorded a total gain on this transaction of $32.0 million, net of deferred income taxes of $18.4 million. Our interests in one of the community retail centers were reported in unconsolidated real estate ventures and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations. The remaining gain on this transaction ($27.7 million, net of deferred income taxes of $16.4 million) is classified as a component of discontinued operations (see below). In May 2002, we also sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for $20.2 million and the buyer assumed our share of the center's debt ($44.7 million). Our interest in this property was reported in unconsolidated real estate ventures and, accordingly, the gain of $42.7 million that we recorded on this transaction is included in continuing operations. The cash proceeds from both transactions were used to fund a portion of cash payments required to close the acquisition of assets from Rodamco.

        Discontinued operations:    Discontinued operations contains the operating results of 11 community retail centers in Columbia, Maryland and Tampa Bay Center (see note 1 to the condensed consolidated financial statements). For segment reporting purposes, our share of the NOI of the properties in discontinued operations is included in the operating results of retail centers as discussed above in this Management's Discussion and Analysis. Discontinued operations were $26.7 million and $23.4 million for the three and six months ended June 30, 2002, respectively, and $(0.1) million and $(0.2) million for the three and six months ended June 30, 2001, respectively. The increases for the three and six months ended June 30, 2002 were attributable primarily to the gain on the sale of the community retail centers discussed above ($27.7 million, net of deferred income tax provisions of $16.4 million). The results for the six months ended June 30, 2002 include a loss incurred in connection with the repayment of debt of properties sold prior to its scheduled maturity ($3.1 million, net of income tax benefits of $2.0 million).

        Net earnings:    The increase in net earnings for the three and six months ended June 30, 2002 as compared to the same periods in 2001 was attributable to the factors discussed above.

Financial condition, liquidity and capital resources:

        Shareholders' equity increased by $503.2 million from December 31, 2001 to June 30, 2002. The increase was primarily attributable to the sale of common stock in January and February 2002 and net earnings for the six months ended June 30, 2002, partially offset by the payment of regular quarterly dividends on our common and Preferred stock.

        We had cash and cash equivalents and investments in marketable securities totaling $54.3 million at June 30, 2002, including $5.6 million of investments held for restricted uses.

        In 2000, we obtained a $375 million unsecured revolving credit facility from a group of lenders. The facility is available until December 2003, subject to a one-year renewal option. The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs. It may also be used to pay some portion of existing debt. Availability under the facility was $230 million at June 30, 2002.

        In connection with the acquisition of assets from Rodamco, we borrowed $392.5 million on our bridge loan facility. The bridge loan facility provides for no additional availability and has an initial maturity of six months from the closing of the acquisition. We have the right to extend the maturity on $320 million of the borrowings for an additional six months and on $250 million for another six months. We are required to use any proceeds from sales of interests in operating properties, most property financings and/or issuances of corporate debt or equity securities to repay borrowings under the bridge loan securities.

        Our debt at June 30, 2002 is summarized as follows (in millions):

	Total	Due in one year
Mortgages and bonds	$3,298.0	$198.3
Medium-term notes	48.5	—
Credit facility borrowings	537.5	392.5
Other loans	496.0	157.2

Total	$4,380.0	$748.0

        As of June 30, 2002, our debt due in one year included balloon payments of $672.7 million, including $392.5 million on our bridge loan facility. In July 2002, we made a balloon payment on an other loan of $41 million using proceeds from borrowings on our revolving credit facility. The remaining balloon payments (excluding the amount of the bridge loan facility) are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), credit facility borrowings, proceeds from the issuance of corporate debt securities and other available corporate funds. We may also obtain extensions of maturities on certain loans, including the bridge loan and revolving credit facilities. We may also sell interests in operating properties or contribute operating properties or development projects (including assets acquired jointly from Rodamco) to joint ventures in exchange for cash distributions from and ownership interests in the joint ventures. We have agreed to contribute our ownership interest in Perimeter Mall to a joint venture in exchange for a 50% interest in the venture and a distribution for reimbursement of our purchase price of approximately $65-70 million. We expect this transaction to close in October 2002 and do not expect to record a gain. Proceeds from this and similar transactions will be used to repay the bridge loan facility.

        We expect to spend more than $220 million for new developments, expansions to existing properties and investments in unconsolidated real estate joint ventures in the remainder of 2002. These expenditures will be financed primarily by the proceeds of construction loans secured by the projects and credit facility borrowings. We are continually evaluating sources of capital, and we believe there are satisfactory sources available for all requirements. As discussed above, dispositions of interests in operating properties are expected to provide capital resources.

        We have a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, Preferred stock and debt securities. In January and February of 2002, we issued 16.675 million shares of common stock for net proceeds of $456.3 million ($27.40 per share less issuance costs) under the shelf registration statement. At June 30, 2002, we had issued approximately $815 million in aggregate of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.4 billion.

        In connection with the acquisition of the Hughes Corporation ("Hughes") in 1996, we entered into a Contingent Stock Agreement (the "Agreement") for the benefit of the former Hughes owners or their successors (the "beneficiaries"). Under terms of the Agreement, additional shares of common stock (or in certain circumstances, Increasing Rate Cumulative Preferred stock) are issuable to the beneficiaries based on the appraised values of four defined groups of acquired assets at specified "valuation dates" from 2002 to 2009 and/or cash flows generated from the development and/or sale of those assets prior to the valuation dates. To date, we have repurchased shares of our common stock for issuance to the beneficiaries. We intend to sell all of the assets subject to the 2002 valuation date (primarily certain land parcels in Las Vegas and Summerlin, Nevada) in 2002 and will use a portion of the proceeds to repurchase shares for distribution to the beneficiaries. Preliminary estimates of the values of these assets indicate that a distribution of approximately $10-20 million may be required under the terms of the Agreement. However, it is possible that we may not sell all of these assets in 2002. If these assets are not sold in 2002, we expect to use corporate funds or borrowings under our credit facility to repurchase shares of our common stock for issuance to the beneficiaries.

        Our qualified defined benefit pension plan (the "plan") currently meets the funding requirements of the Employee Retirement Income Security Act ("ERISA"). We do not expect to be required under the ERISA guidelines to make contributions to the plan in 2002 but expect to make voluntary contributions of approximately $10 million, a level similar to the contributions we made in 2001. We may choose to make additional contributions to maintain or improve the funded status of the plan because a significant portion of the plan's assets consists of marketable equity securities that have declined in value in recent months. A decline in the funded status of the plan, or a failure to make voluntary contributions, could require us to recognize an additional minimum pension liability in 2002 as a charge to other comprehensive income. The recognition of this additional liability would have no effect on our net earnings, but would impact shareholders' equity and comprehensive income.

        Net cash provided by operating activities was $153.9 million and $176.8 million for the six months ended June 30, 2002 and 2001, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and land development costs. The decrease in net cash provided of $22.9 million was attributable primarily to lower proceeds from land sales. This was partially offset by higher proceeds from rents and other revenues primarily due to the acquisition of properties from Rodamco.

        Net cash used by investing activities was $787.8 million and $41.0 million for the six months ended June 30, 2002 and 2001, respectively. The increase in net cash used of $746.8 million was due primarily to the purchase of property interests and lower distributions from unconsolidated real estate ventures. In the six months ended June 30, 2001, we received distributions of financing proceeds obtained by unconsolidated real estate ventures of approximately $81 million. These increases in cash used were partially offset by an increase in proceeds from dispositions of interests in properties and a decrease in expenditures for properties in development.

        Net cash provided by financing activities was $632.4 million for the six months ended June 30, 2002, and net cash used by financing activities was $130.6 million for the six months ended June 30, 2001. The increase in net cash provided of $763.0 million was due primarily to proceeds from the issuance of common stock and borrowings under the bridge loan facility, partially offset by higher net repayments of property debt and other debt (credit facility borrowings) and higher dividends paid.

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

        We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that is developing the Village of Merrick Park. At June 30, 2002, the outstanding balance under this loan was $105.2 million, all of which was guaranteed. The maximum amount that may be borrowed under the loan is $200 million. The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements. Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

        During 2001, we leased land and improvements at Fashion Show to an entity that is developing a portion of the expansion of the retail center. In connection with this lease, we have guaranteed the repayment of construction loan borrowings by the lessee. At June 30, 2002, the outstanding balance under this loan was $80.6 million, all of which was guaranteed. The maximum amount that may be borrowed under the loan is $111 million. An affiliate of Rodamco owned a 99% interest in the lessee, and we acquired this interest in the acquisition of the assets of Rodamco described in note 11 to the condensed consolidated financial statements. A subsidiary of The Rouse Company Incentive Compensation Statutory Trust, an entity that we neither own nor control, owns the controlling interest in the lessee.

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

        Collectibility of accounts and notes receivable:    The allowance for doubtful accounts and notes receivable is established based on quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Our estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants.

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

Impact of the terrorist attacks of September 11, 2001:

        We were largely spared direct losses caused by the terrorist attacks of September 11, 2001. Operations were disrupted only at South Street Seaport, a retail center in lower Manhattan owned and operated by us. Customer traffic, tenant sales and rents at South Street Seaport are generally affected by the level of pedestrian and other traffic and other commercial activity in lower Manhattan. While we expect a significant recovery of traffic and commercial activity in lower Manhattan, we are uncertain as to its timing and scope. Accordingly, it is difficult to predict with certainty when, if ever, customer traffic, tenant sales and rents will return to historical levels. Customer traffic at our other retail centers was lighter than usual for several days after the attacks but has generally returned to more normal levels at our suburban properties. Traffic at our urban specialty marketplaces is more dependent on tourism and continues to be lighter than usual at most of these properties. Las Vegas, where we have a substantial concentration of assets, experienced a significant decline in visitor activity in the weeks following the attacks. Recent data indicate a recovery of visitor activity in Las Vegas, with the exception of international visitors. There can be no assurance that visitor activity in Las Vegas or at our urban specialty marketplaces will return to levels experienced before the attacks.

Information relating to forward-looking statements:

        This report on Form 10-Q includes forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "will," "plan," "believe", "expect", "anticipate," "target," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) real estate investment trust risks; (2) real estate development and investment risks; (3) liquidity of real estate investments; (4) dependence on rental income from real property; (5) effect of uninsured loss; (6) lack of geographical diversification; (7) possible environmental liabilities; (8) competition; (9) changes in the economic climate; (10) changes in tax laws or regulations; (11) cost and adequacy of insurance; and (12) risks associated with the acquisition of assets from Rodamco. Further, domestic or international incidents could affect general economic conditions and our business. For a more detailed discussion of these factors, see Exhibit 99.1 of our Form 10-Q for the quarterly period ended June 30, 2002.

Item 3: Quantitative and Qualitative Disclosures about Market Risk Information:

Market risk information:

        The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or to finance project development costs (e.g., construction loan advances). Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, we rely primarily on long-term, fixed rate nonrecourse loans from institutional lenders to finance our operating properties. We also use interest rate exchange agreements, including interest rate swaps and caps, to mitigate our interest rate risk on variable rate debt. The fair value of these and other derivative financial instruments is a liability of approximately $4.1 million at June 30, 2002. We do not enter into interest rate exchange agreements for speculative purposes.

        Our interest rate risk is monitored closely by management. The table below presents the annual maturities and weighted-average interest rates on outstanding debt at the end of each year required to evaluate expected cash flows under debt agreements and our sensitivity to interest rate changes at June 30, 2002. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (dollars in millions):

	Remaining 2002	2003	2004	2005	2006	Thereafter	Total
Fixed rate debt	$69	$320	$293	$246	$392	$1,866	$3,186
Average interest rate	7.6%	7.5%	7.5%	7.4%	7.3%	7.3%	7.3%
Variable rate LIBOR debt	$399	$375	$182	$115	$16	$107	$1,194
Average interest rate	3.8%	4.1%	4.3%	4.4%	4.2%	4.2%	4.1%

        At June 30, 2002, approximately $176.6 million of our variable rate LIBOR debt relates to borrowings under construction loans that we expect to repay with proceeds of long-term loans when the construction loans reach maturity.

        At June 30, 2002, we had interest rate cap agreements which effectively limit the interest rate on variable rate LIBOR debt as follows (dollars in millions):

Notional Amount	Interest Cap	Maturity
$ 36.0	9.0%	August 2002
$155.0	9.0%	August 2003
$ 55.0	9.5%	March 2004
$ 4.5	8.7%	January 2010

        At June 30, 2002, we also had interest rate swap agreements that effectively fix the interest rate on $400 million of the variable rate LIBOR debt at 4.0% through January 2003 and on $26.3 million of variable rate LIBOR debt at 6.8% through December 2006.

        We also had forward-starting swap agreements that effectively fix the interest rate on $200 million of the variable rate LIBOR debt at 4.2% from January 2003 to January 2004.

        All of our interest rate swap agreements and forward-starting swap agreements have been designated as cash flow hedges.

        As the table incorporates only those exposures that exist as of June 30, 2002, it does not consider exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after June 30, 2002, our hedging strategies during that period and interest rates.

Part II. Other Information.

Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities and Use of Proceeds.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        On May 9, 2002, we held our Annual Meeting of Shareholders at our headquarters in Columbia, Maryland. At the meeting, we announced the retirement of Thomas J. McHugh from the Board of Directors and our shareholders reelected three individuals to the Board of Directors for three-year terms.

        The individuals below were elected to the Board of Directors for three year terms ending at the 2005 Annual Meeting of Stockholders by the vote set forth below:

	Votes For	Votes Withheld
David H. Benson	68,724,501	1,029,455
Platt W. Davis, III	67,760,678	1,993,278
Juanita T. James	69,339,708	414,248

        The remaining members of the Board of Directors are as follows:

Term Expires
Jeremiah E. Casey	2004
Anthony W. Deering	2003
Rohit M. Desai	2003
Hanne M. Merriman	2003
Roger W. Schipke	2004
John G. Schreiber	2003
Mark R. Tercek	2004
Gerard J. M. Vlak	2004

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    Exhibit 99.1—Factors Affecting Future Operating Results.

  (b)
  Reports on Form 8-K

    Current Report on Form 8-K filed on May 17, 2002 disclosing that the Company, Simon Property Group, Inc. and Westfield America Trust completed the acquisition of substantially all of the assets of Rodamco North America N.V. ("Rodamco"), pursuant to the Purchase Agreement, as amended.

    Current Report on Form 8-K/A filed on July 19, 2002 to include financial statements of the properties acquired from Rodamco and pro forma financial information of the Company.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

on behalf of THE ROUSE COMPANY and as
Principal Financial Officer:
Date: August 14, 2002	By	/s/ JEFFREY H. DONAHUE Jeffrey H. Donahue Executive Vice President and Chief Financial Officer
Principal Accounting Officer:
Date: August 14, 2002	By	/s/ MELANIE M. LUNDQUIST Melanie M. Lundquist Vice President and Corporate Controller

Exhibit Index

Exhibit No.
99.1	Factors Affecting Future Operating Results

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
THE ROUSE COMPANY AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2002
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures about Market Risk Information
  Part II. Other Information.
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
Signatures
Exhibit Index