Form 10-Q
period 2002-09-30
ROUSE COMPANY
filed 2002-11-15
CIK 85388

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Yes ☒                                No ☐

        Indicate the number of shares outstanding of the issuer's common stock as of November 12, 2002:

Common Stock, $0.01 par value	86,864,519
Title of Class	Number of Shares

Part I.    Financial Information

Item 1.    Financial Statements:

THE ROUSE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited; in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$298,974	$224,218	$791,805	$714,948
Operating expenses, exclusive of provision for bad debts, depreciation and amortization	150,783	112,630	397,162	363,621
Interest expense	65,130	55,316	180,393	171,286
Provision for bad debts	1,693	1,576	7,553	5,021
Depreciation and amortization	40,257	32,202	112,155	95,317
Other provisions and losses, net	11,017	—	21,911	451

Earnings before income taxes, equity in earnings of unconsolidated real estate ventures, net gains (losses) on operating properties, discontinued operations and cumulative effect of change in accounting principle	30,094	22,494	72,631	79,252
Income taxes, primarily deferred	(8,748)	(3,794)	(25,705)	(16,667)
Equity in earnings of unconsolidated real estate ventures	10,787	9,886	23,801	22,769

Earnings before net gains (losses) on operating properties, discontinued operations and cumulative effect of change in accounting principle	32,133	28,586	70,727	85,354
Net gains (losses) on operating properties	161	65	48,985	(174)

Earnings before discontinued operations and cumulative effect of change in accounting principle	32,294	28,651	119,712	85,180
Discontinued operations	5	598	25,439	1,667
Cumulative effect of change in accounting principle	—	—	—	(411)

Net earnings	32,299	29,249	145,151	86,436

(continued)

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income, continued
Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited; in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Other items of comprehensive income (loss):
Minimum pension liability adjustment	$(556)	$(500)	$(1,445)	$(1,500)
Unrealized gains (losses) on derivatives designated as cash flow hedges	(4,872)	(2,835)	(6,634)	(3,423)

Comprehensive income	$26,871	$25,914	$137,072	$81,513

Net earnings applicable to common shareholders	$29,261	$26,211	$136,037	$77,322

Earnings per share of common stock
Basic:
Earnings before discontinued operations and cumulative effect of change in accounting principle	$.34	$.37	$1.30	$1.11
Discontinued operations	—	.01	.30	.02
Cumulative effect of change in accounting principle	—	—	—	(.01)

Total	$.34	$.38	$1.60	$1.12

Diluted:
Earnings before discontinued operations and cumulative effect of change in accounting principle	$.33	$.36	$1.28	$1.09
Discontinued operations	—	.01	.29	.02
Cumulative effect of change in accounting principle	—	—	—	(.01)

Total	$.33	$.37	$1.57	$1.10

Dividends per share:
Common stock	$.39	$.355	$1.17	$1.065

Preferred stock	$.75	$.75	$2.25	$2.25

THE ROUSE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(In thousands, except share data)

	September 30, 2002 (Unaudited)	December 31, 2001
Assets:
Property:
Operating properties:
Property and deferred costs of projects	$5,627,739	$4,484,183
Less accumulated depreciation and amortization	973,423	888,615

	4,654,316	3,595,568
Properties in development	320,521	217,906
Investment land and land held for development and sale	309,906	284,291

Total property	5,284,743	4,097,765
Investments in and advances to unconsolidated real estate ventures	539,677	269,573
Prepaid expenses, receivables under finance leases and other assets	363,783	371,072
Accounts and notes receivable	57,350	87,753
Investments in marketable securities	22,026	22,157
Cash and cash equivalents	173,958	32,123

Total	$6,441,537	$4,880,443

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, continued
September 30, 2002 and December 31, 2001
(In thousands, except share data)

	September 30, 2002 (Unaudited)	December 31, 2001
Liabilities:
Debt:
Property debt not carrying a Parent Company guarantee of repayment	$3,223,316	$2,709,699
Parent Company debt and debt carrying a Parent Company guarantee of repayment:
Property debt	141,660	69,389
Other debt	1,161,114	709,732

	1,302,774	779,121

Total debt	4,526,090	3,488,820
Accounts payable, accrued expenses and other liabilities	626,355	599,298
Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debt securities	136,340	136,965
Shareholders' equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	41	41
Common stock of 1¢ par value per share; 250,000,000 shares authorized; 86,822,272 shares issued in 2002 and 69,354,169 shares issued in 2001	868	694
Additional paid-in capital	1,233,769	763,351
Accumulated deficit	(67,546)	(102,425)
Accumulated other comprehensive income (loss)	(14,380)	(6,301)

Net shareholders' equity	1,152,752	655,360

Total	$6,441,537	$4,880,443

THE ROUSE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001
(Unaudited, in thousands)

	2002	2001
Cash flows from operating activities:
Rents and other revenues received	$613,871	$546,224
Proceeds from land sales and notes receivable from land sales	163,922	159,758
Interest received	10,267	5,112
Operating expenditures	(294,281)	(269,734)
Land development expenditures	(84,752)	(81,595)
Interest paid	(176,763)	(162,194)
Income taxes paid	(4,703)	(534)
Operating distributions from unconsolidated real estate ventures	32,376	27,463

Net cash provided by operating activities	259,937	224,500

Cash flows from investing activities:
Expenditures for properties in development	(114,432)	(135,672)
Expenditures for improvements to existing properties	(30,264)	(34,384)
Expenditures for acquisitions of interests in properties and other assets	(816,532)	—
Proceeds from dispositions of interests in properties	132,324	4,411
Distributions from unconsolidated real estate ventures	295	107,760
Expenditures for investments in unconsolidated ventures	(34,731)	(32,702)
Other	1,208	1,702

Net cash used by investing activities	(862,132)	(88,885)

Cash flows from financing activities:
Proceeds from issuance of property debt	126,764	121,057
Repayments of property debt:
Scheduled principal payments	(61,700)	(46,071)
Other payments	(119,477)	(113,213)
Proceeds from issuance of other debt	792,500	37,765
Repayments of other debt	(340,410)	(37,736)
Purchases of common stock	(21,186)	(28,130)
Proceeds from issuance of common stock	456,347	—
Proceeds from exercise of stock options	13,560	7,686
Dividends paid	(110,272)	(82,483)
Other	7,904	(751)

Net cash provided (used) by financing activities	744,030	(141,876)

Net increase (decrease) in cash and cash equivalents	141,835	(6,261)
Cash and cash equivalents at beginning of period	32,123	14,742

Cash and cash equivalents at end of period	$173,958	$8,481

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
Nine Months Ended September 30, 2002 and 2001
(Unaudited, in thousands)

	2002	2001
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$145,151	$86,436
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112,662	97,532
Decrease in undistributed earnings of unconsolidated real estate ventures	8,575	4,444
Net (gains) losses on operating properties	(76,643)	174
Cumulative effect of change in accounting principle	—	411
Participation expense pursuant to Contingent Stock Agreement	32,409	23,483
Provision for bad debts	7,602	5,112
Deferred income taxes	22,045	16,150
Changes in operating assets and liabilities and other, net	8,136	(9,242)

Net cash provided by operating activities	$259,937	$224,500

Schedule of noncash investing and financing activities:
Common stock issued pursuant to Contingent Stock Agreement	$19,356	$40,820
Lapses of restrictions on common stock awards	2,515	2,179
Debt assumed by purchasers of land	15,671	22,759
Debt and other liabilities assumed in acquisition of assets from Rodamco North America N.V.	637,711	—
Debt assumed in acquisition of other assets	—	105,195
Common stock issued in acquisition of voting interests in majority financial interest ventures	—	3,500
Debt and other liabilities assumed in acquisition of majority financial interest ventures	—	547,531
Property and other assets obtained in acquisition of majority financial interest ventures	—	884,572
Capital lease obligations incurred	11,741	1,399

THE ROUSE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

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

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, and extends that reporting for all periods presented to a component of an entity that, subsequent to or on January 1, 2002, either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet. We adopted SFAS No. 144 effective January 1, 2002.

        Under the provisions of SFAS No. 144, we classified 11 community retail centers in Columbia, Maryland as properties held for sale in the first quarter of 2002. The 11 community retail centers were sold in April 2002 (see note 7). We decided to sell these properties because they did not meet the criteria of one of our primary business strategies of owning and operating large-scale premier shopping centers. The operating results of these properties do not materially affect the reported segment results in note 5.

        In addition, we previously classified Tampa Bay Center as held for sale in the first and second quarters of 2002. In the third quarter 2002, negotiations with the expected buyer ended, and we no longer believe that the sale of this property is probable within one year. Accordingly, we have presented the operating results of this property in continuing operations for all periods presented. The operating results of this property do not materially affect our reported results.

        Operating results of properties sold in 2002 are included in discontinued operations for all periods presented. Operating results for these properties are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$37	$4,225	$4,271	$12,496
Operating expenses, exclusive of depreciation and amortization	29	1,560	1,632	4,570
Interest expense	—	969	567	2,945
Depreciation and amortization	—	737	507	2,215
Gain on sale of operating properties, net of income taxes	—	—	27,658	—
Other provisions and losses	—	—	5,136	—
Income tax benefit (provision), primarily deferred	(3)	(361)	1,352	(1,099)

Total	$5	$598	$25,439	$1,667

        In order to conform to general industry practice, we have also reclassified certain building and land improvement costs that are recoverable from tenants from other assets to property. These costs and related accumulated depreciation were $69.7 million and $42.0 million, respectively, at September 30, 2002 and $56.7 million and $35.5 million, respectively, at December 31, 2001. Depreciation of these assets was reclassified from operating expenses to depreciation. Depreciation of these assets was $2.2 million and $6.5 million for the three and nine months ended September 30, 2002, respectively, and $2.0 million and $5.8 million for the three and nine months ended September 30, 2001, respectively.

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

        SFAS No. 145 is effective for us on January 1, 2003 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. We adopted the provisions relating to the rescission of SFAS No. 4 on April 1, 2002. Upon adoption, we determined that gains and losses we previously recognized on early extinguishment of debt were not extraordinary items and accordingly reclassified them as follows (in thousands):

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Other provisions and losses	$—	$451
Equity in earnings of unconsolidated real estate ventures	52	245

Amount previously reported as extraordinary items	$52	$696

        In addition to the above reclassifications, other amounts for 2001 have been reclassified to conform to our current presentation.

(2) Tax status

        We elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998. We believe that we met the qualifications for REIT status as of September 30, 2002 and intend to meet the qualifications in the future.

        A REIT is permitted to own voting stock in taxable REIT subsidiaries ("TRS"). TRS are corporations that are permitted to engage in nonqualifying REIT activities. We own and operate several TRS that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland and Summerlin, Nevada. The TRS also operate and/or own several retail centers and office and other properties. Except with respect to the TRS, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2002 and future years. Income tax provisions for the TRS may increase as land values are expected to appreciate. Current Federal income taxes of the TRS are likely to increase in future years as the net loss carryforwards of certain TRS are exhausted and certain land development projects are completed.

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

(3) Unconsolidated real estate ventures

        We own interests in unconsolidated real estate ventures that own and/or develop properties. We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements. These ventures are accounted for using the equity or cost method, as appropriate. At September 30, 2002 and December 31, 2001, these ventures were primarily partnerships and corporations which own retail centers. Most of these properties are managed by our affiliates.

        In May 2002, we acquired partial, noncontrolling ownership interests in Oakbrook Center, Water Tower Place and certain other assets from Rodamco North America N.V. ("Rodamco") (see note 11). We report these interests as investments in unconsolidated real estate ventures. Additionally, we acquired from Rodamco the remaining interests in properties (Collin Creek, North Star, Perimeter Mall and Willowbrook) in which we previously owned noncontrolling interests. As a result, these entities are consolidated in our financial statements from the date of the acquisition. Prior to this acquisition, these property interests were reported as investments in unconsolidated real estate ventures. The net increase in investments in unconsolidated real estate ventures as a result of the Rodamco transaction was $251.2 million.

(4) Debt

        Debt is summarized as follows (in thousands):

	September 30, 2002		December 31, 2001
	Total	Due in one year	Total	Due in one year
Mortgages and bonds	$3,345,600	$360,740	$2,717,898	$168,158
Medium-term notes	48,500	—	51,500	3,000
Credit facility borrowings	277,090	172,090	222,000	—
Other loans	854,900	116,199	497,422	42,774

Total	$4,526,090	$649,029	$3,488,820	$213,932

        The amounts due in one year represent maturities under existing loan agreements, except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments. In October 2002, we repaid $114.2 million of the other loans due in one year, and in November 2002, we repaid $61.0 million of mortgages due in one year. These repayments were made with proceeds from the issuance of 7.20% Notes (see note 10). Also, in October 2002, we repaid $111.5 million of the credit facility borrowings due in one year from distribution proceeds from two unconsolidated real estate ventures (see note 12).

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

        These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

        Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended September 30, 2002
Revenues (1)	$204,836	$50,836	$72,161	$—	$—	$327,833
Operating expenses (2)	81,759	20,843	45,663	3,313	3,551	155,129

NOI	$123,077	$29,993	$26,498	$(3,313)	$(3,551)	$172,704

Three months ended September 30, 2001
Revenues (1)	$160,969	$51,234	$40,180	$—	$—	$252,383
Operating expenses (2)	66,560	18,736	23,722	1,761	3,031	113,810

NOI	$94,409	$32,498	$16,458	$(1,761)	$(3,031)	$138,573

Nine months ended September 30, 2002
Revenues (1)	$545,023	$151,327	$175,310	$—	$—	$871,660
Operating expenses (2)	221,737	59,736	113,540	10,026	11,044	416,083

NOI	$323,286	$91,591	$61,770	$(10,026)	$(11,044)	$455,577

Nine months ended September 30, 2001
Revenues (1)	$468,907	$152,587	$173,698	$—	$—	$795,192
Operating expenses (2)	194,437	56,625	111,636	4,364	9,637	376,699

NOI	$274,470	$95,962	$62,062	$(4,364)	$(9,637)	$418,493

(1)
Revenues exclude interest income earned on corporate investments.

(2)
Operating expenses include provisions for bad debts and certain current income taxes and exclude ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and depreciation and amortization.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Total reported above	$327,833	$252,383	$871,660	$795,192
Corporate interest income	861	184	3,288	697
Our share of revenues of proportionate share ventures	(24,121)	(22,251)	(68,726)	(63,675)
Our share of NOI less fixed charges of other ventures	(5,709)	(2,134)	(10,788)	(6,868)
Revenues of discontinued operations	(37)	(4,225)	(4,271)	(12,496)
Other	147	261	642	2,098

Total in condensed consolidated financial statements	$298,974	$224,218	$791,805	$714,948

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$155,129	$113,810	$416,083	$376,699
Distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock	3,788	3,215	10,604	9,644
Ground rent expense	2,341	2,098	6,525	6,572
Our share of operating expenses of proportionate share ventures	(9,568)	(4,488)	(25,199)	(20,185)
Provision for bad debts	(1,693)	(1,576)	(7,553)	(5,021)
Current income tax benefit (provision)	668	870	(2,308)	(1,616)
Operating expenses of discontinued operations	(29)	(1,560)	(1,632)	(4,570)
Other	147	261	642	2,098

Total in condensed consolidated financial statements	$150,783	$112,630	$397,162	$363,621

Operating results:
NOI reported above	$172,704	$138,573	$455,577	$418,493
Interest expense	(65,130)	(55,316)	(180,393)	(171,286)
Ground rent expense	(2,341)	(2,098)	(6,525)	(6,572)
Our share of fixed charges of proportionate share ventures	(5,503)	(7,261)	(19,365)	(18,312)
Corporate interest income	861	184	3,288	697
Distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock	(3,788)	(3,215)	(10,604)	(9,644)
Other provisions and losses, net	(11,017)	—	(21,911)	(451)
Depreciation and amortization	(40,257)	(32,202)	(112,155)	(95,317)
Deferred income tax provision	(9,416)	(4,664)	(23,397)	(15,051)
NOI of discontinued operations	(8)	(2,665)	(2,639)	(7,926)
Our share of depreciation and amortization, other provisions and losses, net, and gains (losses) on operating properties of unconsolidated real estate ventures, net	(3,972)	(2,750)	(11,149)	(9,277)

Earnings before net gains (losses) on operating properties, discontinued operations and cumulative effect of change in accounting principle in condensed consolidated financial statements	$32,133	$28,586	$70,727	$85,354

        The assets by segment are as follows (in thousands):

	September 30, 2002	December 31, 2001
Retail centers	$4,962,583	$3,457,956
Office and other properties	1,089,173	1,053,840
Community development	463,358	472,226
Commercial development	105,493	134,503
Corporate	274,347	124,232

Total	$6,894,954	$5,242,757

        Total segment assets exceed total assets reported in the condensed consolidated financial statements due to the inclusion of our share of the assets of the proportionate share ventures. The increase in total segment assets is primarily attributable to the acquisition of assets from Rodamco (see note 11).

(6) Other provisions and losses, net

        Other provisions and losses, net consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Impairment of investment in MerchantWired	$—	$—	$11,623	$—
Net gain on foreign exchange derivatives	—	—	(1,134)	—
Losses on early extinguishment of debt	—	—	405	451
Provision for organizational changes, including early retirement and related costs	8,617	—	8,617	—
Other	2,400	—	2,400	—

	$11,017	$—	$21,911	$451

        MerchantWired is an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants. In the second quarter of 2002, we and the other real estate companies decided to discontinue the operations of MerchantWired. Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

        A portion of the purchase price for the acquisition of assets from Rodamco (see note 11) was payable in euros. In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819. These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date. The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. In April 2002, we sold the contracts for net proceeds of $10.2 million and recognized a loss of $1.1 million. We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million. As of November 14, 2002, we owned no foreign currency or financial instruments that exposed us to risk of movements in currency exchange rates.

        In September 2002, we announced and initiated several changes to the senior management organizational structure. The costs relating to these changes, primarily severance and other benefits to retiring employees, aggregated approximately $8.6 million.

        In the third quarter of 2002, we agreed to pay $2.4 million of costs incurred by an entity that sold us a portfolio of office and industrial buildings in 1998 to resolve certain tax related matters arising from the transaction.

(7) Net gains (losses) on operating properties

        The net gains on operating properties for the three and nine months ended September 30, 2002 related primarily to gains recorded on the sale of our interests in retail centers. In April 2002, we sold our interests in 12 community retail centers for net proceeds of approximately $111 million. We recorded a total gain on this transaction of approximately $32.0 million, net of deferred income taxes of $18.4 million. Our interests in one of the community retail centers were reported in unconsolidated real estate ventures and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations. The remaining gain on this transaction ($27.7 million, net of deferred income taxes of $16.4 million) is classified as a component of discontinued operations (see note 1). In May 2002, we also sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for $20.2 million and the buyer assumed our share of the center's debt ($44.7 million). Our interest in this property was reported in unconsolidated real estate ventures and, accordingly, the gain of $42.6 million that we recorded on this transaction is included in continuing operations. The cash proceeds from these transactions were used to fund a portion of the cash payments required to close the acquisition of assets from Rodamco.

(8) Earnings per share

        Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended September 30, 2002 and 2001 is summarized as follows (in thousands):

	2002		2001
	Basic	Diluted	Basic	Diluted
Earnings before discontinued operations and cumulative effect of change in accounting principle	$32,294	$32,294	$28,651	$28,651
Dividends on unvested common stock awards and other	(202)	(254)	(171)	(249)
Dividends on convertible Preferred stock	(3,038)	(3,038)	(3,038)	(3,038)

Adjusted earnings before discontinued operations and cumulative effect of change in accounting principle used in EPS computation	$29,054	$29,002	$25,442	$25,364

Weighted-average shares outstanding	86,222	86,222	68,899	68,899
Dilutive securities:
Options, unvested common stock awards and other	—	1,643	—	1,186

Adjusted weighted-average shares used in EPS computation	86,222	87,865	68,899	70,085

        Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

        Information relating to the calculations of earnings per share (EPS) of common stock for the nine months ended September 30, 2002 and 2001 is summarized as follows (in thousands):

	2002		2001
	Basic	Diluted	Basic	Diluted
Earnings before discontinued operations and cumulative effect of change in accounting principle	$119,712	$119,712	$85,180	$85,180
Dividends on unvested common stock awards and other	(663)	(663)	(514)	(390)
Dividends on Preferred stock	(9,114)	(9,114)	(9,114)	(9,114)
Interest on convertible property debt	—	1,012	—	—

Adjusted earnings before discontinued operations and cumulative effect of change in accounting principle used in EPS computation	$109,935	$110,947	$75,552	$75,676

Weighted-average shares outstanding	84,504	84,504	68,593	68,593
Dilutive securities:
Options, unvested common stock awards and other	—	1,569	—	1,035
Convertible property debt	—	933	—	—

Adjusted weighted-average shares used in EPS computation	84,504	87,006	68,593	69,628

        Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

(9) Commitments and contingencies

        We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that owns the Village of Merrick Park. At September 30, 2002, the outstanding balance under this loan was $157.9 million, all of which was guaranteed. The maximum amount that may be borrowed under the loan is $200 million. The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements. Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

        During 2001, we leased land and improvements at Fashion Show to an entity that is developing a portion of the expansion of the retail center. In connection with this lease, we have guaranteed the repayment of construction loan borrowings by the lessee. At September 30, 2002, the outstanding balance under this loan was $95.6 million, all of which was guaranteed. The maximum amount that may be borrowed under the loan is $111 million. An affiliate of Rodamco owned a 99% limited partnership interest in the lessee, and we acquired this interest in connection with the acquisition of the assets of Rodamco described in note 11. At September 30, 2002, a subsidiary of The Rouse Company Incentive Compensation Statutory Trust, an entity that we neither own nor control, owned the controlling interest in the lessee. We agreed to purchase this controlling interest for $0.1 million and the assumption of $101 million of debt and other liabilities of the entity and expect this transaction to close in November 2002.

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

(10) Shelf registration statement

        In January and February 2002, we issued a total of 16.675 million shares of common stock for net proceeds of $456.3 million ($27.40 per share, less issuance costs) under our effective shelf registration statement. We used the proceeds of the stock issuance to repay property and other debt and to fund a portion of the purchase price of the acquisition of the assets of Rodamco described in note 11.

        In September 2002, we issued $400 million of 7.20% Notes due in 2012 for net proceeds of $396.9 million under our effective shelf registration statement. We used $220.4 million of the proceeds to repay a portion of the bridge loan facility used to fund the acquisition of the assets of Rodamco. On October 10, 2002, we used $116.2 million of the proceeds to repay $114.2 million of other debt (with prepayment penalties of $2.0 million) that was due in January 2003. We used the remaining proceeds on November 1, 2002 to repay $61 million of property debt due in 2003.

        At September 30, 2002, an aggregate of $1.03 billion remained available under the shelf registration statement for the future sale (based on the public offering price) of common stock, preferred stock and debt securities.

(11) Acquisition of assets from Rodamco

        In January 2002, we, Simon Property Group, Inc. ("Simon") and Westfield America Trust ("Westfield") announced that affiliates of each (collectively, the "Purchasers") entered into a Purchase Agreement with Rodamco to purchase substantially all of the assets of Rodamco for an aggregate purchase price of approximately 2.48 billion euros and the assumption of substantially all of Rodamco's liabilities. In connection with the Purchase Agreement, affiliates of the Purchasers entered into a Joint Purchase Agreement that specified the assets each would acquire and set forth the basis upon which the portion of the aggregate purchase price to be paid to Rodamco by each Purchaser would be determined. On May 3, 2002, the purchase closed.

        The primary assets we acquired are direct or indirect ownership interests in eight regional retail centers, leased primarily to national retailers, which we intend to continue to operate, and are described below:

Property	Interest Acquired	Leasable Mall Space	Department Store Space	Location
Collin Creek (1)	70%	331,000	790,000	Plano, TX
Lakeside Mall	100%	516,000	961,000	Sterling Heights, MI
North Star (1)	96%	435,000	816,000	San Antonio, TX
Oakbrook Center (3)	47%	842,000	1,425,000	Oakbrook, IL
Perimeter Mall (1)	50%	502,000	779,000	Atlanta, GA
The Streets at South Point (2)	94%	590,000	730,000	Durham, NC
Water Tower Place (3)	52%	310,000	510,000	Chicago, IL
Willowbrook (1)	62%	500,000	1,028,000	Wayne, NJ

Notes:

(1)
Properties were owned by existing joint ventures or through tenancies in common between Rodamco and us. As a result of the acquisition, we own 100% interests in these properties.
(2)
Property began operations in March 2002.
(3)
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

The Purchasers also jointly acquired interests in several other assets, including:

•
A 40% interest in River Ridge, a retail center in Lynchburg, VA,
•
Sawmill Place Plaza, a retail center in Columbus, OH,
•
A 50% interest in Durham Associates, a partnership that owns and operates South Square Mall, a regional shopping center in Durham, NC that was subject to a contract of sale at the closing date and was sold by the Purchasers on August 2, 2002,
•
A 59.17% interest in Kravco Investments, L.P., a limited partnership that owns investments in retail centers, primarily in the greater Philadelphia area,
•
Urban Retail Properties Co., a property management company that manages properties formerly owned by Rodamco and properties held by others,
•
Purchase money notes receivable that arose from the sales of other assets by Rodamco; and
•
A 50% interest in Westin New York, a hotel under development in New York City that began operations in October 2002.

        Our share of these jointly held assets is 27.285%. The Purchasers intend to sell the interests in River Ridge and Sawmill Place Plaza. The Purchasers intend to operate Urban Retail Properties Co., solely to manage properties held by others, and have currently developed plans to do so. These plans include significant staffing reductions and have and will cause the Purchasers to incur significant severance costs. Our share of these and other costs that may by incurred in order to operate Urban Retail Properties Co. in accordance with the Purchasers' intentions are expected to be in the range of $4 million to $6 million. The Purchasers intend to hold the other jointly held investments.

        Our share of the purchase price was approximately $1.59 billion, including our share of debt at properties owned by joint ventures that we account for using the equity method. We paid approximately 605 million euros (approximately $546 million based on exchange rates then in effect) to Rodamco at closing. We also paid approximately $257 million to retire some of the obligations of Rodamco and to pay transaction costs. Our share of the debt secured by the operating properties in which we acquired interests is approximately $675 million, including our share of debt of unconsolidated real estate ventures, and our share of subsidiary perpetual preferred stock assumed by the Purchasers is approximately $24 million. In addition, we acquired a limited partnership interest in an entity developing a portion of the expansion of Fashion Show in Las Vegas, Nevada. Our share of the debt of this entity at the time of acquisition was approximately $72 million, which we had previously guaranteed pursuant to the lease agreement described in note 9. The debt secured by the operating properties we acquired or by the Fashion Show expansion does not include debt encumbering properties to be held by the Purchasers jointly, which totals approximately $14 million. Our share of the purchase price was based on the allocated prices of the properties that we acquired, directly or indirectly, our share of the assets we own jointly with Simon and Westfield and our share of Rodamco's obligations retired and the transaction expenses for the acquisition. The aggregate purchase price was determined as a result of negotiations between Rodamco and the Purchasers; our portion of the aggregate purchase price was determined as a result of negotiations among the Purchasers. We have incurred additional transaction costs of approximately $14 million in connection with the acquisition.

        Funds for payment of our portion of the purchase price were provided as follows (in millions):

Sale of Columbia community retail centers	$111
Sale of interest in Franklin Park	20
Issuance of common stock in January and February 2002	279
Borrowings under bridge loan facility	393

Cash required at closing	$803

        The remaining net proceeds of $177 million from the issuance of common stock in January and February 2002 were used primarily to repay property debt secured by the Columbia community centers and to reduce credit facility borrowings.

        Subsequent to closing, we paid approximately $7.5 million in additional acquisition costs, consisting primarily of payments to the other Purchasers as an adjustment to the allocation of the purchase price.

        In connection with the purchase, we borrowed $392.5 million under a bridge loan facility provided by Banc of America Securities, LLC and Banc of America Mortgage Capital Corporation. The bridge loan facility provides for no additional availability and had an initial maturity of November 2002. We have the right to extend the maturity of the bridge loan facility for two additional six-month periods, and, in September 2002, we extended the maturity to May 2003. We are generally required to use proceeds from sales of interests in operating properties, most property financings and/or issuances of corporate debt or equity securities to repay borrowings under the bridge loan facility. We repaid $220.4 million of the bridge loan facility with a portion of the proceeds from the issuance of the 7.20% Notes (see note 10) and reduced outstanding borrowings under the facility to $172.1 million at September 30, 2002. Additionally, in October 2002, we repaid $111.5 million of the bridge loan facility with the distribution proceeds from two unconsolidated real estate ventures (see note 12). In November 2002, we repaid $50 million of borrowings under the bridge loan facility using proceeds from borrowings under our revolving credit facility. We believe we will have sufficient liquidity to repay the borrowings under the bridge loan facility before its extended maturity.

        The effect of the acquisition on our condensed consolidated balance sheet is summarized as follows (in thousands):

Property and deferred costs of projects	$1,156,191
Properties in development	2,059
Investments in and advances to unconsolidated real estate ventures	251,157
Prepaid expenses, receivables under finance leases and other assets	36,807
Accounts and notes receivable	1,664
Debt	(655,264)
Accounts payable, accrued expenses and other liabilities	17,553

Cash requirement	$810,167

        The condensed consolidated statements of operations for the three and nine months ended September 30, 2002 include revenues and costs and expenses of assets acquired from Rodamco from the date of acquisition. We prepared pro forma consolidated results of operations for the nine months ended September 30, 2002 and 2001, assuming the acquisition of assets from Rodamco and the sale of assets used to fund a portion of the cash requirement of the acquisition occurred on January 1, 2001.

The net gains related to the sale of assets are excluded from the pro forma results. The pro forma results are summarized as follows (in thousands, except per share data):

	2002	2001
Revenues	$843,822	$821,400
Equity in earnings of unconsolidated real estate ventures	22,240	22,527
Earnings before net gains (losses) on operating properties, discontinued operations and cumulative effect of change in accounting principle	80,619	106,680
Net earnings	82,614	106,095

Earnings per share of common stock
Basic:
Earnings before discontinued operations and cumulative effect of change in accounting principle	$.85	$1.23
Cumulative effect of change in accounting principle	—	(.01)

Net earnings	$.85	$1.22

Diluted:
Earnings before discontinued operations and cumulative effect of change in accounting principle	$.84	$1.21
Cumulative effect of change in accounting principle	—	(.01)

Net earnings	$.84	$1.20

        The pro forma revenues, equity in earnings of unconsolidated real estate ventures and earnings summarized above are not necessarily indicative of the results that would have occurred if the acquisition and sales had been consummated at January 1, 2001 or of future results of operations.

(12) Subsequent events

        On October 1, 2002, an unconsolidated real estate venture refinanced debt secured by property it owns and made a distribution to us of approximately $44 million. Proceeds from this transaction were used to repay the bridge loan facility.

        On October 30, 2002, we contributed our ownership interest in Perimeter Mall to a joint venture in exchange for a 50% interest in the venture and a distribution of approximately $67.5 million. Proceeds from this transaction were used to repay the bridge loan facility.

        On November 6, 2002, we acquired our partners' interests in entities that own Ridgedale Center, a regional retail center in suburban Minneapolis, Minnesota, and Southland Center, a regional retail center in suburban Detroit, Michigan, for an aggregate purchase price of $215 million. We owned 10% noncontrolling interests in these entities prior to this transaction. We used the proceeds of debt secured by the acquired properties and borrowings on our revolving credit facility to finance the acquisition.

        On October 28, 2002, we announced the consolidation of the management and administration of our Property Operations and Commercial and Office Development divisions into a single Asset Management Group. In connection with this organizational change, we executed a plan to reduce the size of our workforce and adopted a voluntary early retirement program in which employees who met certain criteria were eligible to participate. The costs relating to these organizational changes and the early retirement program, primarily severance and other benefit costs, are expected to be $15 million to $20 million.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

THE ROUSE COMPANY AND SUBSIDIARIES

        The following discussion and analysis covers any material changes in our financial condition since December 31, 2001 and any material changes in our results of operations for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2001 Annual Report to Shareholders.

General:

        Through our subsidiaries and affiliates, we acquire, develop and manage a diversified portfolio of retail centers, office and industrial buildings and mixed-use and other properties located throughout the United States. We also develop and sell land for residential, commercial and other uses, primarily in and around Columbia, Maryland and Summerlin, Nevada.

        Our primary business strategies include owning and operating (1) premier properties—shopping centers and large-scale mixed-use projects in major markets across the United States and (2) geographically concentrated office and industrial buildings, principally complementing our community development activities. In order to execute these strategies, we evaluate opportunities to develop or acquire properties and to expand and/or renovate properties in our portfolio. We plan to continue making substantial investments to expand and/or renovate and develop properties. For example,

  •
  we are an investor in a joint venture that owns the Village of Merrick Park, a large-scale mixed-use project in Coral Gables, Florida, and opened the first phase of this project on September 27, 2002;
  •
  we are an investor in a joint venture that is developing The Shops at La Cantera, a regional retail center in San Antonio, Texas; and
  •
  we are expanding and redeveloping Fashion Show, a retail center on "the Strip" in Las Vegas, Nevada, and opened the first phase of this project on November 1, 2002.

        We also assess whether particular properties are meeting or have the potential to meet our investment criteria. We have disposed of interests or transferred majority interests in more than 40 retail centers and numerous other properties since 1993 (sometimes using tax-deferred exchanges) and may continue to dispose of selected properties that are not meeting or are not considered to have the potential to continue to meet our investment criteria. We may also dispose of interests in properties for other reasons.

        In March 2002, we agreed to sell our interests in 12 community retail centers in Columbia for net proceeds of approximately $111 million. The sale closed in April 2002 and we recorded a gain of $32.0 million (net of deferred income taxes) on the transaction ($27.7 million of this net gain is recorded as a component of discontinued operations). In anticipation of this transaction, we repaid $58.1 million of debt secured by these properties in March 2002 and incurred a loss on this repayment of $3.2 million (net of income tax benefits of $2.1 million). Also in April 2002, we sold our interest in Franklin Park, a retail center in Toledo, Ohio, for $20.2 million and the buyer assumed our share of the center's debt ($44.7 million). We recorded a gain of $42.6 million on this transaction. We used the net proceeds of these transactions to fund a portion of the acquisition costs of the assets from Rodamco North America N.V. ("Rodamco"). Other disposition decisions and related transactions may cause us to recognize gains or losses that could have material effects on reported net earnings in future quarters or fiscal years, and, taken together with the use of sales proceeds, may have a material effect on our overall consolidated financial position.

        We also develop and manage large-scale land development projects, including the communities of Columbia and Emerson in Howard County, Maryland and Summerlin, Nevada. Our primary strategies are to develop and sell land in our planned communities in a manner that increases the value of the remaining land to be developed and sold and provides current cash flows. To leverage our experience and provide further growth opportunities, we seek opportunities to acquire new and/or existing land development projects. We are an investor in an unconsolidated real estate venture that is developing Fairwood, a planned community in Prince George's County, Maryland. Net cash flows from community development operations provide an additional source of funding for our other activities.

Acquisition of assets from Rodamco:

        In January 2002, we, Simon Property Group, Inc. ("Simon") and Westfield America Trust ("Westfield") announced that affiliates of each (collectively, the "Purchasers") entered into a Purchase Agreement with Rodamco to purchase substantially all of the assets of Rodamco for an aggregate purchase price of approximately 2.48 billion euros and the assumption of substantially all of Rodamco's liabilities. In connection with the Purchase Agreement, affiliates of the Purchasers entered into a Joint Purchase Agreement that specified the assets each would acquire and set forth the basis upon which the portion of the aggregate purchase price to be paid to Rodamco by each Purchaser would be determined. On May 3, 2002, the purchase closed.

        The primary assets we acquired are direct or indirect ownership interests in eight regional retail centers, leased primarily to national retailers, which we intend to continue to operate, and are described below:

Property	Interest Acquired	Leasable Mall Space	Department Store Space	Location
Collin Creek (1)	70%	331,000	790,000	Plano, TX
Lakeside Mall	100%	516,000	961,000	Sterling Heights, MI
North Star (1)	96%	435,000	816,000	San Antonio, TX
Oakbrook Center (3)	47%	842,000	1,425,000	Oakbrook, IL
Perimeter Mall (1)	50%	502,000	779,000	Atlanta, GA
The Streets at South Point (2)	94%	590,000	730,000	Durham, NC
Water Tower Place (3)	52%	310,000	510,000	Chicago, IL
Willowbrook (1)	62%	500,000	1,028,000	Wayne, NJ

Notes:

(1)
Properties were owned by existing joint ventures or through tenancies in common between Rodamco and us. As a result of the acquisition, we own 100% interests in these properties.
(2)
Property began operations in March 2002.
(3)
Property also contains significant office space.

        Other primary assets acquired include a 100% interest in a parcel of land and building at Collin Creek that is leased to Dillard's department store and a 99% noncontrolling limited partnership interest in an entity that is developing a portion of the expansion of Fashion Show, a retail center in Las Vegas, Nevada, on land that is leased from us.

The Purchasers also jointly acquired interests in several other assets, including:

•
A 40% interest in River Ridge, a retail center in Lynchburg, VA,
•
Sawmill Place Plaza, a retail center in Columbus, OH,
•
A 50% interest in Durham Associates, a partnership that owns and operates South Square Mall, a regional shopping center in Durham, NC that was subject to a contract of sale at the closing date and was sold by the Purchasers on August 2, 2002,

•
A 59.17% interest in Kravco Investments, L.P., a limited partnership that owns investments in retail centers, primarily in the greater Philadelphia area,
•
Urban Retail Properties Co., a property management company that manages properties owned by Rodamco and properties held by others.
•
Purchase money notes receivable that arose from the sales of other assets by Rodamco; and
•
A 50% interest in Westin New York, a hotel under development in New York City that began operations in October 2002.

        Our share of these jointly held assets is 27.285%. The Purchasers intend to sell the interests in River Ridge and Sawmill Place Plaza. The Purchasers intend to operate Urban Retail Properties Co., solely to manage properties held by others, and have developed plans to do so. These plans include significant staffing reductions and have and will cause the Purchasers to incur significant severance costs. Our share of these and other costs that may be incurred in order to operate Urban Retail Properties Co. in accordance with the Purchasers' intentions are expected to be in the range of $4 million to $6 million. The Purchasers intend to hold the other jointly held investments.

        Our share of the purchase price was approximately $1.59 billion, including our share of debt at properties owned by joint ventures that we account for using the equity method. We paid approximately 605 million euros (approximately $546 million based on exchange rates then in effect) to Rodamco at closing. We also paid approximately $257 million to retire certain obligations of Rodamco and to pay transaction costs. Our share of the debt secured by the operating properties in which we acquired interests is approximately $675 million, including our share of debt of unconsolidated real estate ventures, and our share of subsidiary perpetual preferred stock assumed by the Purchasers is approximately $24 million. In addition, we acquired a limited partnership interest in an entity developing a portion of the expansion of Fashion Show in Las Vegas, Nevada. Our share of the debt of this entity at the time of acquisition was approximately $72 million which we had previously guaranteed pursuant to the lease agreement described in note 9 to the condensed consolidated financial statements. The debt secured by the operating properties we acquired or by the Fashion Show expansion does not include debt encumbering properties to be held by the Purchasers jointly, which totals approximately $14 million. Our share of the purchase price was based on the allocated prices of the properties that we acquired, directly or indirectly, our share of the assets we own jointly with Simon and Westfield and our proportionate share of Rodamco's debt and the transaction expenses for the acquisition. The aggregate purchase price was determined as a result of negotiations between Rodamco and the Purchasers; our portion of the aggregate purchase price was determined as a result of negotiations among the Purchasers. We incurred additional transaction costs of approximately $14 million in connection with the acquisition.

        Funds for payment of our portion of the purchase price were provided as follows (in millions):

Sale of Columbia community retail centers	$111
Sale of interest in Franklin Park	20
Issuance of common stock in January and February 2002	279
Borrowings under bridge loan facility	393

Cash required at closing	$803

        The remaining net proceeds of $177 million from the issuance of common stock in January and February 2002 were used primarily to repay property debt secured by the Columbia community centers and to reduce credit facility borrowings.

        Subsequent to closing, we paid approximately $7.5 million in additional acquisition costs, consisting primarily of payments to the other Purchasers as an adjustment to the allocation of the purchase price.

        In connection with the purchase, we borrowed $392.5 million under a bridge loan facility provided by Banc of America Securities, LLC and Banc of America Mortgage Capital Corporation. The bridge loan facility provides for no additional availability and had an initial maturity of November 2002. We have the right to extend the maturity of the bridge loan facility for two additional six-month periods, and, in September 2002, we extended the maturity to May 2003. We are generally required to use proceeds from sales of interests in operating properties, most property financings and/or issuances of corporate debt or equity securities to repay borrowings under the bridge loan facility. We repaid approximately $220.4 million of the bridge loan facility with a portion of the proceeds from the issuance of $400 million of 7.20% Notes in September 2002 and reduced outstanding borrowings under the facility to $172.1 million at September 30, 2002. Additionally, in October 2002, we repaid $111.5 million of the bridge loan facility with the distribution proceeds from two unconsolidated real estate ventures. In November 2002, we repaid $50 million of borrowings under the bridge loan facility using proceeds from borrowings under our revolving credit facility. We believe we will have sufficient liquidity to repay the borrowings under the bridge loan facility before its extended maturity.

Other portfolio changes:

        We believe that space in high-quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers and that these retail centers are better able to withstand difficult conditions in the overall economy, specifically in the real estate and retail industries. In addition to the 2002 acquisitions and dispositions noted above, there were several other changes to our portfolio. In September 2002, the first phase of the Village of Merrick Park, a large-scale mixed-use project in Coral Gables, Florida opened. Also, in 2001, we completed an expansion of The Mall in Columbia (May 2001) and the development of several new operating properties: Centerpointe Plaza (Summerlin Village Center—September 2001) and two office buildings in Summerlin Town Center (January and February 2001). We also sold a building in the Hunt Valley Business Center in April 2001.

Operating results:

        As indicated in the 2001 Annual Report to Shareholders, the discussion of operating results covers each of our business segments, as management believes that a segment analysis provides the most effective means of understanding the business. It also provides information about other elements of the condensed consolidated statement of operations that are not included in the segment results. You should refer to the condensed consolidated statements of operations and note 5 to the condensed consolidated financial statements included in this Form 10-Q when reading this discussion and analysis. We use net operating income ("NOI") to measure and assess operating results for our reportable segments. As discussed in note 5, we define NOI as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items, net gains (losses) on operating properties, certain other provisions and losses, real estate depreciation and amortization, deferred income taxes, certain current income taxes and fixed charges. Fixed charges include interest expense, net of interest income earned on corporate investments, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock, ground rent expense and certain preference returns to partners. Additionally, discontinued operations, equity in earnings of certain unconsolidated real estate ventures and minority interests are adjusted to present NOI on the same basis. Effective January 1, 2002, we revised our definition of NOI to exclude ground rents and depreciation attributable to building and land improvement costs that are recoverable from tenants. Accordingly, NOI for prior periods has been presented in conformity with the revised definition.

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

        Some portions of our discussion and analysis focus on "comparable" properties. In general, comparable properties exclude those that have been acquired or disposed of, newly developed or undergone significant expansion in either of the two periods being compared.

Operating Properties—Retail Centers:

        Operating results of retail centers are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$204.8	$161.0	$545.0	$468.9
Operating expenses, exclusive of ground rents and depreciation and amortization	81.7	66.6	221.7	194.4

NOI	$123.1	$94.4	$323.3	$274.5

        Revenues increased $43.8 million and $76.1 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increases were primarily attributable to the interests in properties acquired from Rodamco ($46.1 million and $76.0 million for the three and nine months ended September 30, 2002, respectively) and higher rents on re-leased space at comparable retail centers, partially offset by the sale of the 12 community retail centers in Columbia, Maryland ($4.6 million and $9.0 million for the three and nine months ended September 30, 2002, respectively) and Franklin Park ($2.4 million and $3.9 million for the three and nine months ended September 30, 2002, respectively). A portion of the increase in the nine month period was also attributable to the receipt of a management contract termination payment at Town & Country Center in Miami, Florida ($4.8 million).

        Operating expenses increased $15.1 million and $27.3 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increases were primarily attributable to the interests in properties acquired from Rodamco ($16.7 million and $27.0 million for the three and nine months ended September 30, 2002, respectively), partially offset by the sale of the 12 community retail centers in Columbia, Maryland ($1.7 million and $3.1 million for the three and nine months ended September 30, 2002, respectively) and Franklin Park ($1.0 million and $1.8 million for the three and nine months ended September 30, 2002, respectively). In the nine month period, a portion of the increase was also attributable to current Federal and state taxes ($1.3 million) related to the aforementioned management contract termination payment. Town & Country Center was managed by a taxable REIT subsidiary.

        We anticipate continued growth in NOI from retail centers in 2002. We expect to benefit from the interests in properties acquired from Rodamco, properties expanded in 2001, the opening of the first phase of the Village of Merrick Park in September 2002 and the opening of the first phase of the Fashion Show expansion in November 2002.

Operating Properties—Office and Other Properties:

        Operating results of office and other properties are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$50.8	$51.2	$151.3	$152.6
Operating expenses, exclusive of ground rents and depreciation and amortization	20.8	18.7	59.7	56.6

NOI	$30.0	$32.5	$91.6	$96.0

        Revenues decreased $0.4 million and $1.3 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. These decreases were primarily attributable to lower average occupancy levels at comparable properties (88.5% in 2002 versus 92.1% in 2001). These lower occupancy levels are likely to persist for the balance of this year. These decreases were partially offset by the property interests acquired from Rodamco ($1.9 million and $3.0 million for the three and nine months ended September 30, 2002, respectively).

        Operating expenses increased $2.1 million and $3.1 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001. These increases were primarily attributable to the property interests acquired from Rodamco ($1.0 million and $1.7 million for the three and nine months ended September 30, 2002, respectively) and higher general and administrative expenses.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Nevada Operations:
Revenues:
Summerlin	$47.0	$19.6	$113.6	$113.8
Other	7.2	3.0	12.7	5.0
Operating costs and expenses:
Summerlin	31.9	14.1	83.7	82.1
Other	6.4	3.1	11.1	5.0

NOI	$15.9	$5.4	$31.5	$31.7

Columbia and Other:
Revenues	$18.0	$17.6	$49.0	$54.9
Operating costs and expenses	7.4	6.5	18.7	24.5

NOI	$10.6	$11.1	$30.3	$30.4

Total:
Revenues	$72.2	$40.2	$175.3	$173.7
Operating costs and expenses	45.7	23.7	113.5	111.6

NOI	$26.5	$16.5	$61.8	$62.1

        Revenues from Summerlin increased $27.4 million and decreased $0.2 million for the three and nine months ended September 30, 2002, respectively, while related operating costs and expenses increased $17.8 million and $1.6 million, respectively, compared to the same periods in 2001. The increases in revenues and operating costs and expenses for the comparable three month periods were primarily attributable to increases in residential sales. The increase in residential sales was attributable to a higher supply of saleable land as we completed the development of certain parcels in a new phase of Summerlin, Nevada during the first nine months of 2002. We anticipate the full year results of 2002 will surpass the results of 2001.

        Revenues from Columbia and other community development operations increased $0.4 million and decreased $5.9 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Operating costs and expenses related to Columbia and other community development operations increased $0.9 million and decreased $5.8 million in the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Higher profit margins experienced in the nine month period of 2002 were primarily attributable to sales of certain parcels of land with low costs and are not expected to continue. The decreases in revenues and related costs and expenses in the nine month period were attributable to a lower supply of saleable land as we begin new development in Howard County, Maryland (Emerson).

Commercial Development:

        Commercial development expenses consist primarily of preconstruction expenses, new business costs and disposition expenses. Preconstruction and new business costs relate to the costs of evaluating potential projects which may not go forward to completion, acquisition of properties and other business opportunities. Disposition expenses relate to the costs of evaluating and planning for the disposition of properties. Commercial development expenses increased by $1.6 million and $5.7 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The increases were primarily attributable to internal costs allocated to the Rodamco transaction and to higher costs related to potential retail projects which are not likely to go forward to completion.

Corporate:

        Corporate operating expenses consist of general and administrative costs, our equity in the operating loss (excluding impairment losses included in other provisions and losses, net) of MerchantWired (an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants) and our equity in the operating loss of Urban Retail Properties Co.

        Total corporate expenses increased $0.5 million and $1.4 million for the three and nine months ended September 30, 2002, respectively, compared to the same period in 2001. The increases were attributable primarily to our equity in losses of Urban Retail Properties Co. and costs incurred in evaluating various corporate structure strategies.

Other operating information:

        Interest expense: Interest expense was $65.1 million and $180.4 million for the three and nine months ended September 30, 2002, respectively, and $55.3 million and $171.3 million for the three and nine months ended September 30, 2001, respectively. The increases for the periods ended September 30, 2002 compared to the same periods in 2001 were attributable primarily to an increase in the average debt balance, partially offset by lower average interest rates on variable rate debt. The increase in the average debt balance was primarily attributable to the Rodamco transaction.

        Depreciation and amortization: Depreciation and amortization expense was $40.3 million and $112.2 million for the three and nine months ended September 30, 2002, respectively, and $32.2 million and $95.3 million for the three and nine months ended September 30, 2001, respectively. The increases were attributable primarily to depreciation on the properties acquired from Rodamco.

        Other provisions and losses: The other provisions and losses, net are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Impairment of investment in MerchantWired	$—	$—	$11,623	$—
Net gain on foreign exchange derivatives	—	—	(1,134)	—
Losses on early extinguishment of debt	—	—	405	451
Provisions for organizational changes, including early retirement and related costs	8,617	—	8,617	—
Other	2,400	—	2,400	—

	$11,017	$—	$21,911	$451

        In the second quarter of 2002, we and our joint venture partners decided to discontinue the operations of MerchantWired. Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

        The cash portion of the purchase price for the acquisition of assets from Rodamco was payable in euros. In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819. These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date. The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. The contracts were sold in April 2002 for net proceeds of $10.2 million and we recognized a realized loss of $1.1 million. We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million on this transaction. As of November 14, 2002, we owned no foreign currency or financial instruments that exposed us to risk of movements in currency exchange rates.

        In September 2002, we announced and initiated several changes to the senior management organizational structure. The costs relating to these changes, primarily severance and other benefits to retired employees, aggregated approximately $8.6 million.

        In the third quarter of 2002, we agreed to pay $2.4 million of costs incurred by an entity that sold us a portfolio of office and industrial buildings in 1998 to resolve certain tax related matters arising from the transaction.

        Income taxes: We own and operate several taxable REIT subsidiaries ("TRS"), which allow us to engage in certain nonqualifying REIT activities. With respect to the TRS, we are liable for income taxes at the Federal and state levels, and the current and deferred income tax provisions relate primarily to the earnings of the TRS.

        Equity in earnings of unconsolidated real estate ventures: For segment reporting purposes, our share of the NOI of unconsolidated real estate ventures is included in the operating results of retail centers, office and other properties, community development and commercial development as discussed above in this Management's Discussion and Analysis. Equity in earnings of the unconsolidated real estate ventures was $10.8 million and $23.8 million for the three and nine months ended September 30, 2002, respectively, and $9.9 million and $22.8 million for the three and nine months ended September 30, 2001, respectively.

        Net gains (losses) on operating properties: Net gains on operating properties were $0.2 million and $49.0 million for the three and nine months ended September 30, 2002, respectively, and $0.1 million for the three months ended September 30, 2001. Net losses on operating properties were $0.2 million for the nine months ended September 30, 2001.

        The net gains on operating properties for the three and nine months ended September 30, 2002 related primarily to gains recorded on the sale of our interests in retail centers. In April 2002, we sold our interests in 12 community retail centers in Columbia, Maryland for net proceeds of approximately $111 million. We recorded a total gain on this transaction of $32.0 million, net of deferred income taxes of $18.4 million. Our interests in one of the community retail centers were reported in unconsolidated real estate ventures and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations. The remaining gain on this transaction ($27.7 million, net of deferred income taxes of $16.4 million) is classified as a component of discontinued operations (see below). In May 2002, we also sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for $20.2 million and the buyer assumed our share of the center's debt ($44.7 million). Our interest in this property was reported in unconsolidated real estate ventures and, accordingly, the gain of $42.6 million that we recorded on this transaction is included in continuing operations. The cash proceeds from both transactions were used to fund a portion of cash payments required to close the acquisition of assets from Rodamco.

        Discontinued operations: Discontinued operations include the operating results of 11 community retail centers in Columbia, Maryland (see note 1 to the condensed consolidated financial statements). For segment reporting purposes, our share of the NOI of the properties in discontinued operations is included in the operating results of retail centers as discussed above in this Management's Discussion and Analysis. Discontinued operations were $0.01 million and $25.4 million for the three and nine months ended September 30, 2002, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2001, respectively. The increase for the nine months ended September 30, 2002 was attributable primarily to the gain on the sale of the community retail centers discussed above ($27.7 million, net of deferred income tax provisions of $16.4 million), partially offset by a loss incurred in connection with the repayment of debt of properties sold prior to the debt's scheduled maturity ($3.1 million, net of income tax benefits of $2.0 million).

        Net earnings: The increase in net earnings for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 was attributable to the factors discussed above.

Financial condition, liquidity and capital resources:

        Shareholders' equity increased by $497.4 million from December 31, 2001 to September 30, 2002. The increase was primarily attributable to the sale of common stock in January and February 2002 and net earnings for the nine months ended September 30, 2002, partially offset by the payment of regular quarterly dividends on our common and Preferred stocks.

        We had cash and cash equivalents and investments in marketable securities totaling $196.0 million at September 30, 2002, including $6.0 million of investments held for restricted uses.

        In 2000, we obtained a $375 million unsecured revolving credit facility from a group of lenders. On November 4, 2002, we exercised an option to increase the facility to $425 million. The facility is available until December 2003, subject to a one-year renewal option. The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs. It may also be used to pay some portion of existing debt. Availability under the facility was $270 million at September 30, 2002.

        We have a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, preferred stock and debt securities. In January and February 2002, we issued 16.675 million shares of common stock for net proceeds of $456.3 million ($27.40 per share less issuance costs) under the shelf registration statement. In September 2002, we issued $400 million of 7.20% Notes due in 2012 for net proceeds of $396.9 million under the shelf registration statement. At September 30, 2002, we had issued approximately $1.22 billion in aggregate of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.03 billion.

        In connection with the acquisition of assets from Rodamco, we borrowed $392.5 million under our bridge loan facility. The bridge loan facility provides for no additional availability and had an initial maturity of November 2002. We have the right to extend the maturity of the bridge loan facility for two additional six-month periods, and, in September 2002, we extended the maturity to May 2003. We are generally required to use proceeds from sales of interests in operating properties, most property financings and/or issuances of corporate debt or equity securities to repay borrowings under the bridge loan facility. We repaid approximately $220.4 million of the bridge loan facility with a portion of the proceeds from the issuance of the 7.20% Notes, discussed above, and reduced outstanding borrowings under the facility to $172.1 million at September 30, 2002. Additionally, as discussed below, we repaid $111.5 million of the bridge loan facility with the distribution proceeds from two unconsolidated real estate ventures in October 2002. We repaid $50 million of borrowings under the bridge loan facility using proceeds from borrowings under our revolving credit facility.

        Our debt at September 30, 2002 is summarized as follows (in millions):

	Total	Due in one year
Mortgages and bonds	$3,345.6	$360.7
Medium-term notes	48.5	—
Credit facility borrowings	277.1	172.1
Other loans	854.9	116.2

Total	$4,526.1	$649.0

        As of September 30, 2002, our debt due in one year included balloon payments of $571.5 million, including $172.1 million on our bridge loan facility. In October 2002, we used $116.2 million of the remaining proceeds from the issuance of the 7.20% Notes to repay $114.2 million of the other loans due in January 2003 and to pay a $2 million prepayment penalty. In November 2002, we used $61 million of the remaining proceeds to repay mortgages due in one year. The remaining balloon payments (excluding the amount of the bridge loan facility) are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), credit facility borrowings and other available corporate funds. We may obtain extensions of maturities on certain loans, including the bridge loan facility. We may use distributions of financing proceeds from unconsolidated real estate ventures to provide liquidity. In October 2002, we received a distribution of excess refinancing proceeds of approximately $44 million. We used this distribution to repay borrowings under the bridge loan facility. We may also sell interests in operating properties or contribute operating properties or development projects (including assets acquired jointly from Rodamco) to joint ventures in exchange for cash distributions from and ownership interests in the joint ventures. On October 30, 2002, we contributed our ownership interest in Perimeter Mall to a joint venture in exchange for a 50% interest in the venture and a distribution of approximately $67.5 million. Proceeds from this transaction were used to repay borrowings under the bridge loan facility.

        We expect to spend more than $110 million for new developments, expansions to existing properties and investments in unconsolidated real estate joint ventures in the remainder of 2002. These expenditures will be financed primarily by the proceeds of construction loans secured by the projects and credit facility borrowings. We may also acquire interests in operating properties that meet our investment criteria. On November 6, 2002, we acquired our partners' interests in entities that own Ridgedale Center, a regional retail center in suburban Minneapolis, Minnesota, and Southland Center, a regional retail center in suburban Detroit, Michigan, for an aggregate purchase price of $215 million. We owned 10% noncontrolling interests in these entities prior to these transactions. We used the proceeds of debt secured by the acquired properties and borrowings on our revolving credit facility to finance the acquisition. We are continually evaluating sources of capital, and we believe there are satisfactory sources available for all requirements. As discussed above, dispositions of interests in operating properties are expected to provide capital resources.

        In connection with the acquisition of the Hughes Corporation ("Hughes") in 1996, we entered into a Contingent Stock Agreement (the "Agreement") for the benefit of the former Hughes owners or their successors (the "beneficiaries"). Under terms of the Agreement, additional shares of common stock (or in certain circumstances, Increasing Rate Cumulative Preferred stock) are issuable to the beneficiaries based on the appraised values of four defined groups of acquired assets at specified "valuation dates" from 2002 to 2009 and/or cash flows generated from the development and/or sale of those assets prior to the valuation dates. To date, we have repurchased shares of our common stock for issuance to the beneficiaries. We expect to sell all of the assets subject to the 2002 valuation date (primarily certain land parcels in Las Vegas and Summerlin, Nevada) in 2002 and will use a portion of the proceeds to repurchase shares for distribution to the beneficiaries. Preliminary estimates of the values of these assets indicate that a distribution of approximately $10 to $20 million may be required under the terms of the Agreement. However, it is possible that we may not sell all of these assets in 2002. If these assets are not sold in 2002, we expect to use corporate funds or borrowings under our credit facility to repurchase shares of our common stock for issuance to the beneficiaries.

        Our qualified defined benefit pension plan (the "plan") currently meets the funding requirements of the Employee Retirement Income Security Act ("ERISA"). We do not expect to be required under the ERISA guidelines to make contributions to the plan in 2002, but expect to make voluntary contributions of approximately $10 million, a level similar to the contributions we made in 2001. We may choose to make additional contributions to maintain or improve the funded status of the plan because a significant portion of the plan's assets consists of marketable equity securities that have experienced significant declines in value through September 30, 2002. A deterioration in the funded status of the plan, or a failure to make voluntary contributions, could require us to recognize an additional minimum pension liability in 2002 and a charge to other comprehensive income. The recognition of this additional liability would have no effect on our net earnings for 2002, but would impact shareholders' equity and comprehensive income.

        Net cash provided by operating activities was $259.9 million and $224.5 million for the nine months ended September 30, 2002 and 2001, respectively. The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and land development costs. The increase in net cash provided of $35.4 million was attributable primarily to the operating cash flows of the properties acquired from Rodamco.

        Net cash used by investing activities was $862.1 million and $88.9 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in net cash used of $773.2 million was due primarily to the purchase of property interests and lower distributions from unconsolidated real estate ventures. In the nine months ended September 30, 2001, we received distributions of financing proceeds obtained by unconsolidated real estate ventures of approximately $101 million. These increases in cash used were partially offset by an increase in proceeds from dispositions of interests in properties and a decrease in expenditures for properties in development.

        Net cash provided by financing activities was $744.0 million for the nine months ended September 30, 2002, and net cash used by financing activities was $141.9 million for the nine months ended September 30, 2001. The increase in net cash provided of $885.9 million was due primarily to proceeds from the issuance of common stock and 7.20% Notes under our shelf registration statement and borrowings under the bridge loan facility, partially offset by higher net repayments of property debt and other debt (bridge loan and credit facilities borrowings) and higher dividends paid.

Unconsolidated real estate ventures:

        We have interests in unconsolidated real estate ventures that own and/or develop properties. We use these ventures to reduce our risk associated with individual properties and our capital requirements. We may also contribute our interests in properties to unconsolidated ventures for cash distributions and interests in the ventures. In general, these ventures own retail centers managed by us for a fee and are controlled jointly by our venture partners and us.

        We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that developed the Village of Merrick Park. At September 30, 2002, the outstanding balance under this loan was $157.9 million, all of which was guaranteed. The maximum amount that may be borrowed under the loan is $200 million. The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements. Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

        During 2001, we leased land and improvements at Fashion Show to an entity that is developing a portion of the expansion of the retail center. In connection with this lease, we have guaranteed the repayment of construction loan borrowings by the lessee. At September 30, 2002, the outstanding balance under this loan was $95.6 million, all of which was guaranteed. The maximum amount that may be borrowed under the loan is $111 million. An affiliate of Rodamco owned a 99% interest in the lessee, and we acquired this interest in the acquisition of the assets of Rodamco described in note 11 to the condensed consolidated financial statements. At September 30, 2002, a subsidiary of The Rouse Company Incentive Compensation Statutory Trust, an entity that we neither own nor control, owned the controlling interest in the lessee. We agreed to purchase this controlling interest for $0.1 million and the assumption of $101 million of debt and other liabilities of the entity and expect this transaction to close in November 2002.

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

Impact of the terrorist attacks of September 11, 2001:

        We were largely spared direct losses caused by the terrorist attacks of September 11, 2001. Operations were disrupted only at South Street Seaport, a retail center in lower Manhattan owned and operated by us. Customer traffic, tenant sales and rents at South Street Seaport are generally affected by the level of pedestrian and other traffic and other commercial activity in lower Manhattan. While we expect a significant recovery of traffic and commercial activity in lower Manhattan, we are uncertain as to its timing and scope. Accordingly, it is difficult to predict with certainty when, if ever, customer traffic, tenant sales and rents will return to historical levels. Customer traffic at our other retail centers was lighter than usual for several days after the attacks but has generally returned to more normal levels at our suburban properties. Traffic at our urban specialty marketplaces is more dependent on tourism and continues to be lighter than usual at most of these properties. Las Vegas, where we have a substantial concentration of assets, experienced a significant decline in visitor activity in the weeks following the attacks. Recent data indicate a recovery of visitor activity in Las Vegas, with the exception of international visitors. There can be no assurance that visitor activity in Las Vegas or our urban specialty marketplaces will return to levels experienced before the attacks.

Information relating to forward-looking statements:

        This report on Form 10-Q includes forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "will," "plan," "believe," "expect," "anticipate," "target," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) changes in the economic climate; (2) dependence on rental income from real property; (3) lack of geographical diversification; (4) possible environmental liabilities; (5) real estate development and investment risks; (6) effect of uninsured loss; (7) cost and adequacy of insurance; (8) liquidity of real estate investments; (9) competition; (10) real estate investment trust risks; (11) changes in tax laws or regulations; and (12) risks associated with the acquisition of assets from Rodamco. Further, domestic or international incidents could affect general economic conditions and our business. For a more detailed discussion of these factors, see Exhibit 99.1 of our Form 10-Q for the quarterly period ended September 30, 2002.

Item 3: Quantitative and Qualitative Disclosures about Market Risk Information:

Market risk information:

        The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or to finance project development costs (e.g., construction loan advances). Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, we rely primarily on long-term, fixed rate nonrecourse loans from institutional lenders to finance our operating properties. We also use interest rate exchange agreements, including interest rate swaps and caps, to mitigate our interest rate risk on variable rate debt. The fair value of these and other derivative financial instruments is a liability of approximately $7.3 million at September 30, 2002. We do not enter into interest rate exchange agreements for speculative purposes.

        Our interest rate risk is monitored closely by management. The table below presents the annual maturities and weighted-average interest rates on outstanding debt at the end of each year required to evaluate expected cash flows under debt agreements and our sensitivity to interest rate changes at September 30, 2002. Information relating to debt maturities is based on expected maturity dates and is summarized as follows (dollars in millions):

	Remaining 2002	2003	2004	2005	2006	Thereafter	Total
Fixed rate debt	$12	$320	$293	$246	$393	$2,291	$3,555
Average interest rate	7.5%	7.5%	7.5%	7.4%	7.3%	7.3%	7.3%
Variable rate LIBOR debt	$3	$514	$196	$136	$13	$109	$971
Average interest rate	3.7%	4.0%	4.2%	4.4%	4.1%	4.1%	4.1%

        At September 30, 2002, approximately $192.7 million of our variable rate LIBOR debt related to borrowings under construction loans that we expect to repay with proceeds of long-term loans when the construction loans reach maturity.

        At September 30, 2002, we had interest rate cap agreements which effectively limit the interest rate on variable rate LIBOR debt as follows (dollars in millions):

Notional Amount	Interest Cap	Maturity
$155.0	9.0%	August 2003
$55.0	9.5%	March 2004
$4.4	8.7%	December 2009

        At September 30, 2002, we also had interest rate swap agreements that effectively fix the interest rate on $400 million of the variable rate LIBOR debt at 4.0% through January 2003 and on $26.3 million of variable rate LIBOR debt at 6.8% through December 2006.

        We also had forward-starting swap agreements that effectively fix the interest rate on $200 million of the variable rate LIBOR debt at 5.8% from January 2003 to January 2004.

        All of our interest rate swap agreements and forward-starting swap agreements have been designated as cash flow hedges.

        As the table incorporates only those exposures that exist as of September 30, 2002, it does not consider exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after September 30, 2002, our hedging strategies during that period and interest rates.

Item 4: Controls and Procedures:

Controls and Procedures:

(a)
Evaluation of disclosure controls and procedures.    Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)
Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

Part II.    Other Information.

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities and Use of Proceeds.
None
Item 3.	Defaults Upon Senior Securities.
None
Item 4.	Submission of Matters to a Vote of Security Holders.
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports
(a) Exhibits
Exhibit 10—Material Contracts
Exhibit 99.1—Factors Affecting Future Operating Results
Exhibit 99.2—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
Current Report on Form 8-K filed on August 14, 2002 to include certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Current Report on Form 8-K filed on September 10, 2002 to report sale of $400,000,000 aggregate principal amount of 7.20% Notes due 2012 and to include Underwriting Agreement and Pricing Agreement, both dated September 5, 2002, between The Rouse Company and Banc of America Securities LLC and J.P. Morgan Securities Inc., as representatives of the underwriters named therein.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

on behalf of THE ROUSE COMPANY and as

Principal Financial Officer:

Date:	November 14, 2002	By	/s/ Thomas J. DeRosa Thomas J. DeRosa Vice Chairman and Chief Financial Officer

Principal Accounting Officer:

Date:	November 14, 2002	By	/s/ Melanie M. Lundquist Melanie M. Lundquist Senior Vice President and Corporate Controller

I, Anthony W. Deering, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Rouse Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002
/s/ Anthony W. Deering Anthony W. Deering Chief Executive Officer

I, Thomas J. DeRosa, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Rouse Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002
/s/ Thomas J. DeRosa Thomas J. DeRosa Chief Financial Officer

Exhibit Index

Exhibit No.
10	Material Contracts
99.1	Factors Affecting Future Operating Results
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
Condensed Consolidated Statements of Operations and Comprehensive Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures about Market Risk Information
  Item 4: Controls and Procedures
  Part II. Other Information.
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports
Signatures
Exhibit Index