Form 10-K
period 2002-12-31
ROUSE COMPANY
filed 2003-03-26
CIK 85388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the Fiscal Year Ended December 31,2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

Commission File No 0-1743

(Exact name of registrant as specified in its charter)

Maryland	52-0735512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10275 Little Patuxent Parkway Columbia, Maryland	21044-3456
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (410) 992-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value 1¢ per share)	New York Stock Exchange
9 1/4% Cumulative Quarterly Income Preferred Securities	New York Stock Exchange
Series B Convertible Preferred Stock (liquidation preference $50 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        As of June 28, 2002, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was approximately $2,818,200,132.

        As of March 17, 2003, there were outstanding 87,273,362 shares of the registrant's common stock, par value 1¢, which is the only class of common stock of the registrant.

Documents Incorporated by Reference

        The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I, II and IV.

        Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 8, 2003 is incorporated by reference into Part III.

Part I

Item 1. Business.

Item 1(a). General Development of Business.

        The Rouse Company ("we," "Rouse" or "us") was incorporated as a business corporation under the laws of the State of Maryland in 1956. Our principal offices are located at The Rouse Company Building, Columbia, Maryland 21044. Our telephone number is (410) 992-6000. Our website can be found on the Internet at www.therousecompany.com.

        We, through our subsidiaries and affiliates, are engaged in the ownership, management, acquisition and development of income-producing properties and other real estate in the United States, including retail centers, office and industrial buildings, mixed-use projects and community retail centers. We dispose of income-producing properties that are not consistent with our business strategies and/or that are not meeting or are not considered to have the potential to continue to meet our investment criteria. We also develop and sell land, primarily in and around Columbia, Maryland and the Las Vegas, Nevada metropolitan area for residential, commercial and industrial uses.

        We elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998. In general, a corporation that distributes at least 90% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent of the income which it distributes. We believe that we met the qualifications for REIT status as of December 31, 2002 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income (determined after taking into account any net operating loss deduction) to shareholders in 2003 and subsequent years. In 2001, we elected to treat certain subsidiaries as Taxable REIT Subsidiaries (TRS), which are subject to Federal and state income taxes. Except with respect to the TRS, we do not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in future years.

        In 2001, we formed The Rouse Company LP, which we refer to as the "operating partnership". One of our wholly owned subsidiaries is the sole general partner and another wholly owned subsidiary is currently the sole limited partner of the operating partnership. In December 2001, we began the process of transferring some of our assets to the operating partnership. As part of this structuring process, as of December 30 and December 31, 2001, we merged or converted some of our corporate subsidiaries into single-member limited liability companies. As of January 2, 2002, we contributed our interests in these limited liability companies to the operating partnership. This structure, which we refer to as an "UPREIT structure," is designed to allow us to acquire properties in exchange for limited partnership interests in the operating partnership. Using the UPREIT structure, we could issue limited partnership interests of the operating partnership to persons transferring properties to us who wish to defer taxes on the transfer, but who want to receive a right to convert their limited partnership interests into our stock at a future date in a taxable transaction. We have agreed with lenders under some of our credit facilities that, when and if the operating partnership issues limited partnership interests to unrelated persons in exchange for properties, the operating partnership will become jointly and severally liable for all obligations under these credit facilities. Concurrently, we will cause the operating partnership to become jointly and severally liable for our obligations under all outstanding public debt issued by Rouse.

Developments in 2002 and 2003

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

        The primary assets we acquired include direct or indirect ownership interests in eight regional retail centers, leased primarily to national retailers, which we intend to continue to operate, and are described below:

Property	Interest Acquired	Leasable Mall Square Feet	Department Store Square Feet	Location
Collin Creek (1)	70%	331,000	790,000	Plano, TX
Lakeside Mall	100%	516,000	961,000	Sterling Heights, MI
North Star (1)	96%	435,000	816,000	San Antonio, TX
Oakbrook Center (3)	47%	842,000	1,425,000	Oakbrook, IL
Perimeter Mall (1), (4)	50%	502,000	779,000	Atlanta, GA
The Streets at South Point (2)	94%	590,000	730,000	Durham, NC
Water Tower Place (3)	52%	310,000	510,000	Chicago, IL
Willowbrook (1)	62%	500,000	1,028,000	Wayne, NJ

Notes:

(1)
Properties were owned by existing joint ventures or through tenancies in common between Rodamco and us. As a result, we owned 100% interests in these properties upon acquisition.
(2)
Property began operations in March 2002.
(3)
Property also contains significant office space.
(4)
In October 2002, we contributed our ownership interest in Perimeter Mall to a joint venture in exchange for a 50% interest in that joint venture and a cash distribution of $67.1 million.

        Other primary assets we acquired include a 100% interest in a parcel of land and building at Collin Creek that is leased to Dillard's department store and a 99% noncontrolling limited partnership interest in an entity that leased land from us to redevelop a portion of Fashion Show (a retail center in Las Vegas, Nevada). The first phase of the redevelopment project opened in November 2002 and we acquired the controlling interest in the limited partnership prior to the opening.

The Purchasers also jointly acquired interests in several other assets, including:
•	A 40% interest in River Ridge, a retail center in Lynchburg, VA,
•	Sawmill Place Plaza, a retail center in Columbus, OH, that was sold by the Purchasers on November 15, 2002,
•	A 50% interest in Durham Associates, a partnership that owned and operated South Square Mall, a regional shopping center in Durham, NC that was subject to a contract of sale at the closing date and was sold by the Purchasers on August 2, 2002,
•	A 59.17% interest in Kravco Investments, L.P., a limited partnership that owns investments in retail centers, primarily in the greater Philadelphia area,
•	Urban Retail Properties Co., a property management company that manages properties owned by others,
•	Purchase money notes receivable that arose from the sales of other assets by Rodamco; and
•	A 50% interest in Westin New York, a hotel in New York City that began operations in October 2002.

        Our share of these jointly held assets is 27.285%. The Purchasers intend to sell the interest in River Ridge, but plan to retain the other jointly held investments not previously sold.

        We paid approximately 605 million euros (approximately $546 million based on exchange rates then in effect) to Rodamco at closing. We also paid approximately $269 million to retire some of the obligations of Rodamco and to pay our share of transaction costs. Our share of the debt secured by the operating properties in which we acquired interests was approximately $675 million, including our share of debt of unconsolidated real estate ventures, and our share of subsidiary perpetual preferred stock assumed by the Purchasers was approximately $24 million. In addition, we acquired a limited partnership interest in an entity that was redeveloping a portion of Fashion Show in Las Vegas, Nevada. Our share of the debt of this entity at the time of acquisition was approximately $72 million. The debt encumbering jointly held assets totaled approximately $14 million. Our share of the purchase price was based on the allocated prices of the properties that we acquired, directly or indirectly, our share of the jointly held assets and our share of Rodamco's obligations retired and the transaction expenses. The aggregate purchase price was determined as a result of negotiations between Rodamco and the Purchasers; our portion of the aggregate purchase price was determined as a result of negotiations among the Purchasers.

        Funds for payment of our portion of the purchase price were provided as follows (in millions):

Sale of Columbia community retail centers	$111.1
Sale of interest in Franklin Park	20.5
Issuance of common stock in January and February 2002	279.3
Borrowings under bridge loan facility	392.5
Cash on hand	11.9

Cash required	$815.3

        In April 2002, we sold our interests in 12 community retail centers in Columbia for net proceeds of $111.1 million. In April 2002, we also sold our interest in Franklin Park, a retail center in Toledo, Ohio, and received cash proceeds of $20.5 million.

        We have a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, preferred stock and debt securities. In January and February 2002, we issued 16.675 million shares of common stock for net proceeds of $456.3 million ($27.40 per share less issuance costs) under the shelf registration statement. We used $279.3 million of the net proceeds to fund a portion of the acquisition costs of the assets from Rodamco. The remaining net proceeds were used primarily to repay property debt secured by the Columbia community retail centers and to reduce credit facility borrowings.

        In September 2002, we issued $400 million of 7.20% Notes due in 2012 for net proceeds of $396.9 million under the shelf registration statement. We used approximately $220.4 million of the net proceeds to repay a portion of the bridge loan facility. The remaining proceeds were used to reduce other corporate and property debt.

        We have issued approximately $1.22 billion in aggregate of common stock and debt securities under the shelf registration statement since 1998, with a remaining availability of approximately $1.03 billion.

        In connection with the Rodamco purchase, we borrowed $392.5 million under a bridge loan facility provided by Banc of America Securities, LLC and Banc of America Mortgage Capital Corporation. The facility provided for no additional availability and had an initial maturity of November 2002 which was extended to May 2003. We repaid the bridge loan facility during 2002 with a portion of the proceeds from the issuance of the 7.20% Notes, distribution proceeds from two unconsolidated real estate ventures, including Perimeter Mall described above, and proceeds from borrowings under our revolving credit facility.

        In November 2002, we acquired our partners' controlling financial interests in entities that own Ridgedale Center, a regional retail center in suburban Minneapolis, Minnesota, and Southland Center, a regional retail center in suburban Detroit, Michigan, for an aggregate purchase price of $215.8 million (cash of $63.1 million and assumption of our partners' share of debt of $152.7 million). We owned 10% noncontrolling interests in these entities prior to this transaction and upon acquisition, our controlling financial interest is 100%. We used our revolving credit facility to finance the acquisition.

        In March 2003, we agreed to sell interests in six retail centers in the Philadelphia metropolitan area. We also agreed to purchase a retail center in Delaware from an affiliate of the purchaser. These transactions are expected to close in the second quarter of 2003. We expect to use the proceeds from the sales towards the purchase of the retail center in Delaware and to repay property debt and borrowings under our revolving credit facility used for the acquisitions of the interests in Ridgedale Center and Southland Center. We expect to recognize gains in excess of $100 million on the sales of these centers.

Item 1(b). Financial Information About Industry Segments.

        Information required by Item 1(b) is incorporated herein by reference to note 8 of the notes to consolidated financial statements included in the 2002 Annual Report to Shareholders.

        As noted in Item 1(a), we are a real estate company engaged, through our subsidiaries and affiliates, in several aspects of the real estate industry, including the management, acquisition, disposition and development of income-producing and other properties (retail and commercial) and community development. These business segments are further described below.

Item 1(c). Narrative Description of Business.

  Retail Centers:

        At December 31, 2002, we owned, in whole or in part, and operated:

  •
  38 regional retail centers encompassing 42.2 million square feet, including 26.5 million square feet leased to or owned by department stores;
  •
  6 downtown specialty marketplaces with 1.2 million square feet of leasable space;
  •
  Retail components of 5 mixed-use projects aggregating 0.9 million square feet of leasable space;
  •
  3 community retail centers in Summerlin, Nevada with 0.4 million square feet of leasable space.

        The activities involved in operating and managing retail centers include:

  •
  identifying and attracting desirable new tenants;
  •
  negotiating lease terms with existing and prospective tenants;
  •
  conducting local market and consumer research;
  •
  developing and implementing short-term and long-term merchandising and leasing plans;
  •
  maintaining the buildings and common areas; and
  •
  implementing appropriate security and safety programs.

  Office and Other Properties:

        At December 31, 2002, we owned and managed:

  •
  Office components of 5 mixed-use projects with 2.0 million square feet of leasable space;
  •
  42 office and industrial buildings with 2.2 million square feet of leasable space and other properties in and around Las Vegas, Nevada;
  •
  18 office and industrial buildings with 1.4 million square feet of leasable space in Columbia, Maryland;
  •
  58 office and industrial buildings with 4.1 million square feet of leasable space primarily in the Baltimore-Washington corridor, but outside Columbia.

        The activities involved in operating and managing office and other properties include:

  •
  identifying and attracting desirable new tenants;
  •
  negotiating lease terms with existing and prospective tenants;
  •
  conducting local market research;
  •
  developing and implementing short-term and long-term leasing plans;
  •
  assisting tenants in the layout of their spaces;
  •
  maintaining the buildings and common areas; and
  •
  implementing appropriate security and safety programs.

  Commercial Development:

        We renovate, expand and redevelop existing retail centers and develop suburban and urban retail centers, mixed-use projects and office and industrial buildings primarily for ourselves or ventures in which we have invested. The activities involved in these development activities include:

  •
  initial market and consumer research;
  •
  evaluating and controlling land sites;
  •
  identifying and obtaining department store commitments;
  •
  obtaining necessary public approvals;
  •
  obtaining municipal agreements;
  •
  engaging architectural and engineering firms to design projects;

  •
  estimating and managing development costs;
  •
  developing and testing pro forma operating statements;
  •
  selecting a general contractor;
  •
  arranging construction and permanent financing;
  •
  negotiating lease terms;
  •
  negotiating partnership and joint venture agreements; and
  •
  promoting new, renovated and/or expanded retail centers, mixed-use projects and other projects.

        We are an investor in and the development manager for a joint venture which developed the Village of Merrick Park, a mixed-use project in Coral Gables, Florida, that opened in September 2002. We are redeveloping Fashion Show, in Las Vegas, Nevada. The first phase of this redevelopment opened in November 2002. We are also planning retail center expansions and are pursuing new retail center development in San Antonio, Texas, Dade County, Florida and Summerlin, Nevada. In addition, we are developing new office and industrial buildings in Summerlin.

  Community Development:

        We are the developers of the master-planned communities of Columbia, Maryland and Summerlin, Nevada. Columbia is located in the Baltimore-Washington corridor and encompasses approximately 18,000 acres. We own approximately 1,100 saleable acres of land in and around Columbia, including the adjacent communities of Emerson and Stone Lake. Summerlin is located immediately north and west of Las Vegas and encompasses approximately 22,500 acres. We own approximately 6,500 saleable acres of land in Summerlin. We develop and sell land in both communities to builders and other developers for residential, commercial and other uses. We may also develop some of this land for our own purposes. We are an investor in a joint venture that is developing Fairwood, a new community in Prince George's County, Maryland. We are also holding for development an 87 acre parcel of land in California.

  General

        In all aspects of our business pertaining to the ownership, management, acquisition, disposition or development of income-producing and other real estate, we operate in highly competitive markets. With respect to the leasing and operation or management of developed properties, each project faces market competition from existing and future developments in its geographical market area. We also face competition in and around Columbia, Maryland and Las Vegas, Nevada with respect to the development and sale of land for residential, commercial and industrial uses. Competition exists with other developers over tenants to occupy income-producing real estate and with other developers over builders to purchase building lots for homes. Rental rates and sales prices are affected by alternatives available to tenants and builders. Our profitability may be affected by our costs, such as acquisition costs, development expenses, financing and insurance costs, and management costs, that could be higher than those of competitors.

        Neither our business, taken as a whole, nor any of our operating segments, is seasonal in nature.

        Our business is subject to Federal, state and local statutes and regulations relating to the protection of the environment. Future development opportunities may require additional capital and other expenditures in order to comply with such statutes and regulations. It is impossible at this time to predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has had no material adverse effect on our operating results or competitive position in the past; we anticipate that they will have no material adverse effect on our future operating results or competitive position in the industry.

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

        The following table summarizes, as of December 31, 2002, our anchor sites and identifies the owners of the anchors and the name plates on their sites within our portfolio (including our joint venture and managed properties):

Owner/Name Plate	Locations
May Company
Lord & Taylor	11
Strawbridge's	6
Hecht's	5
Foley's	5
Robinsons-May	1

28

JCPenney	21
Sears	19
Federated Department Stores
Macy's	11
Burdines	2
Bloomingdale's	2
Rich's	2

17

Dillard's	15
Target Corporation
Marshall Field's	7
Mervyn's	4

11

Nordstrom	9
Saks Incorporated
Saks Fifth Avenue	4
Younkers	1

5

Boscov's	4
Neiman Marcus	3
AMC Theatres	3
Other occupied sites	9
Other unoccupied sites	8

Total anchor sites	152

        As of December 31, 2002, our largest tenants in terms of percentage of space leased in our retail centers (including our joint venture and managed properties) are as follows:

Tenant	Percentage of retail space leased
The Limited, Inc.	7.4%
The Gap, Inc.	6.5%
Venator Group	2.3%
Spiegel, inc.	1.8%
Abercrombie & Fitch, Inc.	1.7%
Casual Corner Group, Inc.	1.4%
Musicland Group, Inc.	1.2%
Williams-Sonoma, Inc.	1.2%
AE Stores Company	1.1%
Borders Group, Inc.	1.1%

        On March 17, 2003, Spiegel, Inc. announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Spiegel, Inc. operates Eddie Bauer stores in several of our centers. We are uncertain as to whether or not Spiegel, Inc. will accept or reject existing leases at our centers. We believe, however, that the space occupied by Eddie Bauer stores in our centers is of high quality and we are confident that we will be able to re-lease the space should Eddie Bauer cease to operate.

        As of December 31, 2002, our largest tenants in terms of percentage of space leased in our office properties are as follows:

Tenant	Percentage of office space leased
Pinnacle West Capital Corp.	6.7%
Carefirst of Maryland	4.7%
Bechtel SAIC Company, LLC	2.7%
Highmark, Inc.	2.1%
Snell & Wilmer, LLP	1.8%

        We sell land in our community development projects for residential, commercial and other purposes. Sales for residential purposes are generally to 5-10 builders in each community. In Summerlin, the most active purchasers of residential land were William Lyon Homes, Pulte Homes, KB Home and Woodside Homes. In 2002, sales to these four homebuilders accounted for 65% of all residential sales in Summerlin. In and around Columbia (including Fairwood), the most active purchasers of residential land were Goodier Builders, Williamsburg Builders, Ryland Homes, Nu Homes and Allan Homes. In 2002, sales to these five homebuilders accounted for 58% of all residential sales in our Maryland community development projects.

        We employed 3,453 full-time and part-time employees at December 31, 2002.

Item 1(d). Financial Information about Geographic Areas.

        Not Applicable

Item 1(e). Available Information

        Our website can be found on the Internet at www.therousecompany.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.therousecompany.com, entering Investor Relations into the search engine and clicking Go, then clicking first on SEC Filings and then on Click here to continue on to view SEC Filings.

        Any of the above documents, and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained in print by any shareholder who requests them by writing or telephoning David L. Tripp, Vice President and Director of Investor Relations and Corporate Communications, The Rouse Company, 10275 Little Patuxent Parkway, Columbia, Maryland 21044-3456, Telephone: (410) 992-6000.

Item 2. Properties.

        We rent our headquarters building (approximately 127,000 square feet) in Columbia, Maryland under a lease which expires in 2003 with options for two 15-year renewal periods. The lease on the headquarters building is accounted for as a capital lease.

        Information regarding our operating properties is incorporated herein by reference to the "Projects of The Rouse Company" table on pages 65 through 67 of Exhibit 13 to this Form 10-K. The ownership of substantially all properties is subject to mortgage financing. The table of projects includes properties managed by us for a fee. Excluding such managed properties, certain of the remaining properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods. The years of expiration indicated below assume all options to extend the terms of leases are exercised. The operating properties subject to such leases in whole or part are as follows:

Property	Nature of interest	Year of expiration of lease
American City Building	Leasehold and fee	2020
Arizona Center	Leasehold	Various dates from 2017 to 2050
Augusta Mall	Leasehold	2068
Bayside Marketplace	Leasehold by joint venture	2062
Echelon Mall	Leasehold	2008
Faneuil Hall Marketplace	Leasehold	2074
Fashion Place Mall	Leasehold	2059
The Gallery at Market East	Leasehold	2082
Governor's Square	Leasehold	2054
Harborplace	Leasehold	2054
Highland Mall	Leasehold and fee by joint venture	2070
Hughes Center	Leasehold	2059
The Jacksonville Landing	Leasehold	2057
Mall St. Matthews	Leasehold	2053

Pioneer Place	Leasehold	2076
Plymouth Meeting	Leasehold	2063
Riverwalk	Leasehold and fee by joint venture	2076
South Street Seaport	Leasehold	2031
Westdale Mall	Leasehold by joint venture	2035
Westlake Center	Leasehold	2043

Item 3. Legal Proceedings.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant.

The executive officers of the Company as of March 17, 2003 are:

Executive Officer	Age	Present office and position with the Company	Date of election or appointment to present office	Business or professional experience during the past five years
Anthony W. Deering	58	Chairman of the Board, President and Chief Executive Officer	2/25/97 2/23/95 2/25/93	Chairman of the Board, President and Chief Executive Officer of the Company; formerly President and Chief Executive Officer of the Company
Thomas J. DeRosa	45	Vice Chairman and Chief Financial Officer	9/3/02	See Note
Duke S. Kassolis	51	Executive Vice President, Asset Management	9/26/02 7/1/99 9/23/93	Executive Vice President, Asset Management; formerly Senior Vice President and Director, Property Operations; and Senior Vice President and Director of Office and Mixed-Use Operations of the Company
Robert Minutoli	52	Executive Vice President and Director, New Business	9/26/02 9/23/93	Executive Vice President and Director, New Business; formerly Senior Vice President and Director of New Business of the Company
Alton J. Scavo	56	Executive Vice President and Director, Development	9/26/02 9/23/93	Executive Vice President and Director, Development; formerly Senior Vice President and Director of the Community Development Division of the Company and General Manager of Columbia
Notes:
Thomas J. DeRosa worked in the investment banking industry for more than 20 years before joining The Rouse Company. From 1996 to 1998 Mr. DeRosa was a Managing Director in the Real Estate Investment Banking Group of Alex. Brown & Sons (now Deutsche Bank) in Baltimore, Maryland. In 1998, Mr. DeRosa moved to Deutsche Bank's Health Care Investment Banking Group and was named its Global Co-Head in 1999. Mr. DeRosa worked in this capacity until joining The Rouse Company in September 2002 as a Vice Chairman and Chief Financial Officer. Neither Alex. Brown & Sons nor Deutsche Bank are affiliated with The Rouse Company.
Jerome D. Smalley, Vice Chairman and Chief Operating Officer, retired from the Company on February 28, 2003.

The term of office of each officer is until election of a successor or otherwise at the pleasure of the Board of Directors.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer, except with respect to Anthony W. Deering, who has an employment contract with us.

None of the above-listed officers has any family relationship with any director or other executive officer.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

    Information required by Item 5 is incorporated herein by reference to page 41 of Exhibit 13.

Item 6. Selected Financial Data.

    Information required by Item 6 is incorporated by reference to page 40 of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Information required by Item 7 is incorporated herein by reference to pages 42 through 62 of Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

    Information required by Item 7A is incorporated herein by reference to page 58 of Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

    Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-6.

    Supplementary data required by Item 8 are incorporated herein by reference to page 41 of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

II-1

Part III

        Information called for by Item 10 regarding executive officers is contained in Part I to this filing. Information regarding securities authorized for issuance under equity compensation plans (called for by Item 12) and controls and procedures (called for by Item 14) is provided below. Other information required by Items 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement that we intend to file pursuant to Regulation 14A on or before April 8, 2003.

Item 12. Securities authorized for issuance under equity compensation plans

        We have several stock option plans in which options to purchase shares of common stock and stock appreciation rights may be awarded to our directors, officers and employees. Stock options:

  •
  are generally granted with an exercise price equal to the market price of the common stock on the date of the grant,
  •
  typically vest over a three- to five-year period, subject to certain conditions, and
  •
  have a maximum term of ten years.

        The following chart summarizes the outstanding options, the weighted-average price of outstanding options, and the remaining securities available for future issuance, at December 31, 2002:

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-average Exercise Price of Outstanding Options	Remaining Number of Shares Available for Future Issuance
Equity compensation plans approved by shareholders:
1990 Stock Bonus Plan	182,764	$21.10	—
1994 Stock Incentive Plan	686,303	24.30	—
1997 Stock Incentive Plan	3,893,216	27.47	421,900
2001 Stock Incentive Plan	1,359,645	29.03	3,134,355

	6,121,928	27.27	3,556,255

Equity compensation plans not approved by shareholders:
1999 Stock Incentive Plan (note)	4,002,076	25.87	2,200,405

Total	10,124,004	$26.72	5,756,660

Note:	The 1999 Stock Incentive plan was authorized by the Board of Directors in June 1999. Under the plan, 7,000,000 shares of common stock are allowed to be issued pursuant to the exercise of stock options or the issuance of stock awards. All options granted under this plan are non-qualified options for purposes of the Internal Revenue Code of 1986, as amended. The other features of options granted under the plan (exercise prices, vesting periods, term) are similar to our other stock option plans described above. Options may be granted under the plan until June 3, 2009.

III-1

Item 14. Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information (including our consolidated subsidiaries) required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934.

  (b)
  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

III-2

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  1. and 2. Financial Statements and Schedules:

    Reference is made to the Index to Financial Statements and Schedules on page IV-6.

  (b)
  Reports on Form 8-K:

    None

  (c)
  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (the "Charter") of The Rouse Company, dated May 27, 1988—incorporated by reference to the Exhibits to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (see SEC File No. 0-1743).
3.2
Articles of Amendment to the Charter of The Rouse Company, which Articles of Amendment were effective January 10, 1991—incorporated by reference to the Exhibits to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (see SEC File No. 0-1743).
3.3
Articles Supplementary to the Charter of The Rouse Company, dated February 17, 1993—incorporated by reference to the Exhibits to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (see SEC File No. 0-1743).
3.4	Articles Supplementary to the Charter of The Rouse Company, dated September 26, 1994—incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 33-57707).
3.5	Articles Supplementary to the Charter of The Rouse Company, dated December 27, 1994—incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 33-57707).
3.6
Articles Supplementary to the Charter of The Rouse Company, dated June 5, 1996, relating to The Rouse Company's Increasing Rate Cumulative Preferred Stock, par value $0.01 per share—incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 333-20781).

3.7
Articles Supplementary to the Charter of The Rouse Company, dated June 11, 1996, relating to The Rouse Company's 10.25% Junior Preferred Stock, 1996 Series, par value $0.01 per share—incorporated by reference to the Exhibits to The Rouse Company's Form S-3 Registration Statement (No. 333-20781).
3.8
Articles Supplementary to the Charter of The Rouse Company, dated February 21, 1997, relating to The Rouse Company's Series B Convertible Preferred Stock, par value $0.01 per share—incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 26, 1997 (see SEC File No. 0-1743).
3.9
Articles Supplementary to the Charter of The Rouse Company, dated February 24, 2000—incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 29, 2000 (see SEC File No. 0-1743).
3.10	Bylaws of The Rouse Company, as amended dated January 30, 1997—incorporated by reference to the Exhibits to The Rouse Company's Form S-3 Registration Statement (No. 333-20781).
3.11
Amendments to the Bylaws of The Rouse Company, effective February 24, 2000—incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 29, 2000 (see SEC File No. 0-1743).
10.1	The Rouse Company 1990 Stock Option Plan—incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (see SEC File No. 0-1743).
10.2
mendment to The Rouse Company 1990 Stock Option Plan, effective as of May 12, 1994—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (see SEC File No. 0-1743).
10.3	The Rouse Company 1990 Stock Bonus Plan—incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (see SEC File No. 0-1743).
10.4	The Rouse Company 1994 Stock Incentive Plan—incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 5, 1994 (see SEC File No. 0-1743).

10.5
Amended and Restated Supplemental Retirement Benefit Plan of The Rouse Company, made as of January 1, 1985 and further amended and restated as of September 24, 1992, March 4, 1994, and May 10, 1995—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (see SEC File No. 0-1743).
10.6
Contingent Stock Agreement, effective as of January 1, 1996, by the Company in favor of and for the benefit of the Holders and Representatives named therein—incorporated by reference to the Exhibits to The Rouse Company's Form S-4 Registration Statement (No. 333-1693).
10.7
The Rouse Company Deferred Compensation Plan for Outside Directors (Amended and Restated), dated as of May 23, 1996—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (see SEC File No. 0-1743).
10.8	1997 Stock Incentive Plan—incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on March 14, 1997 (see SEC File No. 0-1743).
10.9
The Rouse Company Special Option Plan, effective January 1, 1998—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the year ended December 31, 1997 (see SEC File No. 0-1743).
10.10
Contribution Agreement, dated as of February 1, 1999, among The Rouse Company of Nevada, Inc., HRD Properties, Inc., Rouse-Bridgewater Commons, LLC, Rouse-Park Meadows Holding, LLC, Rouse-Towson Town Center LLC, Bridgewater Commons Mall, LLC, Rouse-Fashion Place, LLC, Rouse-Park Meadows LLC, Towson TC, LLC, TTC SPE, LLC and Fourmall Acquisition, LLC—incorporated by reference to The Rouse Company's Current Report on Form 8-K dated February 1, 1999 (see SEC File No. 0-1743).
10.11
Employment Agreement, dated September 24, 1998, between The Rouse Company and Anthony W. Deering—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998 (see SEC File No. 0-1743).

10.12
The Rouse Company 1999 Stock Incentive Plan, made as of June 3, 1999 and amended and restated as of February 22, 2001—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001 (see SEC File No. 0-1743).
10.13
Letter Agreement, dated July 12, 1999, between The Rouse Company and Anthony W. Deering—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999 (see SEC File No. 0-1743).
10.14
Executive Agreement, dated October 25, 1999, between The Rouse Company and Daniel C. Van Epp—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1999 (see SEC File No. 0-1743). The same Executive Agreement was entered into with Jeffrey H. Donahue, Duke S. Kassolis, Douglas A. McGregor, Robert Minutoli, Robert D. Riedy, Alton J. Scavo and Jerome D. Smalley.
10.15
Letter agreement, dated August 20, 2002, between The Rouse Company and Jeffrey H. Donahue—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002 (see SEC File No. 0-1743).
10.16
Executive Agreement, dated September 3, 2002, between The Rouse Company and Thomas John DeRosa—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002 (see SEC File No. 0-1743).
10.17
Letter agreement, dated September 12, 2002, between The Rouse Company and Douglas A. McGregor—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002 (see SEC File No. 0-1743).

12.1*	Ratio of earnings to fixed charges
12.2*	Ratio of earnings to combined fixed charges and Preferred stock dividend requirements
13*	Annual report to security holders
21*	Subsidiaries of the Registrant
23*	Consent of KPMG LLP, Independent Auditors
24*	Power of Attorney
99	Additional Exhibits:
99.1*	Form 11-K Annual Report of The Rouse Company Savings Plan for the year ended December 31, 2002
99.2*	Factors affecting future operating results
99.3*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
filed herewith

The Rouse Company

Index to Financial Statements and Schedules

Page
Independent Auditors' Report	IV-7
Financial Statements:
Included on pages 1 through 41 of Exhibit 13 incorporated herein by reference:
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Schedules:
Schedule II Valuation and Qualifying Accounts	IV-8
Schedule III Real Estate and Accumulated Depreciation	IV-9

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in note 1(a) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and the provisions related to the rescission of SFAS No. 4 of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in 2002.

Baltimore, Maryland
February 20, 2003,
    except as to note 18,
    which is as of March 7, 2003

Schedule II

THE ROUSE COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2002, 2001 and 2000
(in thousands)

		Additions
Descriptions	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of year
Year ended December 31, 2002:
Allowance for doubtful receivables	$27,206	$9,059	$—		$9,068	(2)	$27,197

Deferred tax asset valuation allowance	$6,076	$3,039	$—		$—		$9,115

Preconstruction	$7,528	$6,967	$—		$5,941	(4)	$8,554

Year ended December 31, 2001:
Allowance for doubtful receivables	$22,608	$8,992	$464	(1)	$4,858	(2)	$27,206

Deferred tax asset valuation allowance	$—	$2,572	$4,463	(1)	$959	(3)	$6,076

Preconstruction	$7,576	$5,434	$749	(1)	$6,231	(4)	$7,528

Year ended December 31, 2000:
Allowance for doubtful receivables	$23,570	$6,683	$—		$7,645	(2)	$22,608

Preconstruction	$5,247	$4,691	$—		$2,362	(4)	$7,576

Notes:

(1)
Balance acquired from The Rouse Company Incentive Compensation Statutory Trust. Reference is made to note 2 to the consolidated financial statements for information related to this acquisition.

(2)
Balances written off as uncollectible.

(3)
Recognition of deferred tax benefits previously provided for through the valuation allowance account.

(4)
Costs of unsuccessful projects written off and other deductions.

Schedule III

THE ROUSE COMPANY AND SUBSIDIARIES
Real Estate and Accumulated Depreciation (notes 1 and 8)
December 31, 2002
(in thousands)

				Costs capitalized subsequent to acquisition
		Initial cost to Company				Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying costs (note 2)	Land	Buildings and Improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired
Operating Properties:
Fashion Show Retail Center Las Vegas, NV	$206,118	$79,887	$120,347	$274,397	$—	$79,887	$394,744	$474,631	$26,001	03/81	06/96	Note 6
North Star Retail Center San Antonio, TX	155,000	54,000	184,900	1,946	—	54,000	186,846	240,846	5,243	09/60	05/02	Note 6
Lakeside Mall Retail Center Sterling Heights, MI	—	51,300	188,033	570	—	51,300	188,603	239,903	4,565	03/76	05/02	Note 6
The Mall in Columbia Retail Center Columbia, MD	165,582	6,788	—	198,043	—	6,788	198,043	204,831	35,480	08/71	N/A	Note 6
The Streets at South Point Retail Center Durham, NC	134,586	18,266	153,182	19,293	—	18,266	172,475	190,741	4,425	03/02	05/02	Note 6
Pioneer Place Mixed-Use Project Portland, OR	131,238	2,813	—	180,716	—	2,813	180,716	183,529	42,131	03/90	N/A	Note 6
Willowbrook Retail Center Wayne, NJ	177,016	56,654	121,583	2,193	—	56,654	123,776	180,430	3,257	09/69	05/02	Note 6
Exton Square Retail Center Exton, PA	100,863	4,979	—	171,340	—	4,979	171,340	176,319	28,389	03/73	N/A	Note 6
South Street Seaport Retail Center New York, NY	27,850	—	—	158,692	—	—	158,692	158,692	41,174	07/83	N/A	Note 6
Ridgedale Center Retail Center Minneapolis, MN	105,000	20,216	134,829	356	—	20,216	135,185	155,401	1,059	01/89	11/02	Note 6
Arizona Center Mixed-Use Project Phoenix, AZ	60,025	98	—	155,115	—	98	155,115	155,213	47,463	07/83	N/A	Note 6
Woodbridge Center Retail Center Woodbridge, NJ	124,177	26,301	—	127,767	—	26,301	127,767	154,068	44,004	03/71	N/A	Note 6

Paramus Park Retail Center Paramus, NJ	$99,939	$13,476	$—	$129,969	$—	$13,476	$129,969	$143,445	$24,386	03/74	N/A	Note 6
Fashion Place Retail Center Salt Lake City, UT	69,620	19,379	119,715	2,645	—	19,379	122,360	141,739	9,113	03/72	10/98	Note 6
Beachwood Place Retail Center Cleveland, OH	112,760	10,673	—	130,939	—	10,673	130,939	141,612	22,004	08/78	N/A	Note 6
Oviedo Marketplace Retail Center Orlando, FL	56,550	9,594	—	130,335	—	9,594	130,335	139,929	13,050	03/98	N/A	Note 6
Owings Mills Retail Center Baltimore, MD	—	21,639	—	117,107	—	21,639	117,107	138,746	21,359	07/86	N/A	Note 6
Collin Creek Retail Center Plano, TX	74,993	26,420	108,554	706	—	26,420	109,260	135,680	2,368	09/95	05/02	Note 6
Moorestown Mall Retail Center Moorestown, NJ	61,509	10,256	68,889	56,139	—	10,256	125,028	135,284	13,445	03/63	12/97	Note 6
Westlake Center Mixed-Use Project Seattle, WA	69,902	10,582	—	105,053	—	10,582	105,053	115,635	35,343	10/88	N/A	Note 6
The Gallery at Harborplace Mixed-Use Project Baltimore, MD	92,383	6,648	—	106,661	—	6,648	106,661	113,309	33,512	09/87	N/A	Note 6
Mall St. Matthews Retail Center Louisville, KY	67,496	—	—	108,700	—	—	108,700	108,700	29,570	03/62	N/A	Note 6
Bayside Marketplace Retail Center Miami, FL	71,057	—	—	102,129	—	—	102,129	102,129	26,813	04/87	N/A	Note 6
Faneuil Hall Marketplace Retail Center Boston, MA	55,000	—	—	100,466	—	—	100,466	100,466	19,530	08/76	N/A	Note 6
White Marsh Retail Center Baltimore, MD	76,970	10,782	—	86,954	—	10,782	86,954	97,736	28,062	08/81	N/A	Note 6
Governor's Square Retail Center Tallahassee, FL	66,864	—	—	85,628	—	—	85,628	85,628	18,965	08/79	N/A	Note 6
Plymouth Meeting Retail Center Plymouth Meeting, PA	32,753	702	—	82,212	—	702	82,212	82,914	22,406	02/66	N/A	Note 6

Oakwood Center Retail Center Gretna, LA	$51,194	$15,938	$—	$65,777	$—	$15,938	$65,777	$81,715	$17,374	10/82	N/A	Note 6
Augusta Mall Retail Center Augusta, GA	54,460	4,697	—	76,839	—	4,697	76,839	81,536	12,047	08/78	N/A	Note 6
Cherry Hill Mall Retail Center Cherry Hill, NJ	74,248	14,767	—	64,938	—	14,767	64,938	79,705	26,246	10/61	N/A	Note 6
Southland Center Retail Center Taylor, MI	56,500	6,581	69,386	104	—	6,581	69,490	76,071	650	01/89	11/02	Note 6
Hulen Mall Retail Center Ft. Worth, TX	60,720	7,575	—	67,035	—	7,575	67,035	74,610	16,849	08/77	N/A	Note 6
Riverwalk Retail Center New Orleans, LA	11,840	—	—	74,531	—	—	74,531	74,531	17,840	08/86	N/A	Note 6
Harborplace Retail Center Baltimore, MD	32,986	—	—	60,692	—	—	60,692	60,692	14,480	07/80	N/A	Note 6
3800 Howard Hughes Pky Office Building/ Industrial Las Vegas, NV	36,235	3,622	38,438	4,116	—	3,622	42,554	46,176	10,663	11/86	06/96	Note 6
Blue Cross & Blue Shield Building I Office Building Baltimore, MD	20,831	1,000	—	44,377	—	1,000	44,377	45,377	14,528	07/89	N/A	Note 6
Village of Cross Keys Mixed-Use Project Baltimore, MD	13,676	925	—	34,728	—	925	34,728	35,653	13,162	09/65	N/A	Note 6
Westdale Mall Retail Center Cedar Rapids, IA	21,164	655	30,495	2,590	—	655	33,085	33,740	4,135	07/79	10/98	Note 6
3993 Howard Hughes Pky Office Building Las Vegas, NV	24,868	1,526	—	30,083	—	1,526	30,083	31,609	4,579	01/00	N/A	Note 6
Alexander & Alexander Building II Office Building Baltimore, MD	16,114	1,000	—	27,302	—	1,000	27,302	28,302	10,252	09/87	N/A	Note 6
3773 Howard Hughes Pky Office Building Las Vegas, NV	20,837	1,739	22,625	3,409	—	1,739	26,034	27,773	4,821	11/95	6/96	Note 6
Hunt Valley 75 Office Building Hunt Valley, MD	15,564	8,136	14,187	4,451	—	8,136	18,638	26,774	2,574	07/84	12/98	Note 6
3960 Howard Hughes Pky Office Building Las Vegas, NV	22,866	800	—	24,982	—	800	24,982	25,782	7,419	4/98	N/A	Note 6

Seventy Columbia Corp Ctr Office Building Columbia, MD	$20,717	$857	$—	$24,672	$—	$857	$24,672	$25,529	$8,473	06/92	N/A	Note 6
The Gallery at Market East Retail Center Philadelphia, PA	—	—	—	24,396	—	—	24,396	24,396	9,045	08/77	N/A	Note 6
Mondawmin Mall Retail Center Baltimore, MD	17,142	2,251	—	21,197	—	2,251	21,197	23,448	10,735	01/78	N/A	Note 6
Senate Plaza Office Building Camp Hill, PA	12,565	2,284	13,319	3,703	—	2,284	17,022	19,306	4,419	07/72	12/98	Note 6
Echelon Mall Retail Center Voorhees, NJ	54,750	6,160	—	11,318	—	6,160	11,318	17,478	1,519	09/70	N/A	Note 6
Blue Cross & Blue Shield Building II Office Building Baltimore, MD	7,598	1,000	—	16,433	—	1,000	16,433	17,433	5,032	08/90	N/A	Note 6
3753/3763 Howard Hughes Pky Office Building Las Vegas, NV	9,841	3,844	12,018	1,438	—	3,844	13,456	17,300	2,947	10/91	6/96	Note 6
Forty Columbia Corp Ctr Office Building Columbia, MD	10,978	636	—	15,981	—	636	15,981	16,617	7,401	06/87	N/A	Note 6
Alexander & Alexander Building I Office Building Baltimore, MD	9,074	650	—	15,886	—	650	15,886	16,536	6,779	11/88	N/A	Note 6
Fifty Columbia Corp Ctr Office Building Columbia, MD	11,390	463	—	15,866	—	463	15,866	16,329	6,282	11/89	N/A	Note 6
3930 Howard Hughes Pky Office Building Las Vegas, NV	4,200	3,108	11,279	1,367	—	3,108	12,646	15,754	4,395	12/94	06/96	Note 6
Canyon Center C&D Office Building/ Industrial Las Vegas, NV	124	1,723	—	13,979	—	1,723	13,979	15,702	4,094	06/98	N/A	Note 6
Centerpointe Office Building Baltimore, MD	6,316	3,855	11,302	423	—	3,855	11,725	15,580	1,454	07/87	12/98	Note 6
Sixty Columbia Corp Ctr Office Building Columbia, MD	14,067	1,050	—	14,523	—	1,050	14,523	15,573	1,781	02/99	N/A	Note 6
Canyon Center Office Building Las Vegas, NV	11,531	2,081	7,161	5,235	—	2,081	12,396	14,477	2,352	03/98	N/A	Note 6

Schilling Plaza North Office Building Baltimore, MD	$7,539	$4,470	$8,059	$1,687	$—	$4,470	$9,746	$14,216	$1,220	07/80	12/98	Note 6
Schilling Plaza South Office Building Baltimore, MD	5,596	5,000	7,402	1,326	—	5,000	8,728	13,728	1,842	07/87	12/98	Note 6
The Jacksonville Landing Retail Center Jacksonville, FL	10,000	—	—	13,307	—	—	13,307	13,307	164	06/87	N/A	Note 6
3980 Howard Hughes Pky Office Building Las Vegas, NV	9,823	879	5,583	6,302	—	879	11,885	12,764	2,190	04/97	06/96	Note 6
Crossing Business Center Phase III Office Building Las Vegas, NV	7,826	2,842	1,416	8,466	—	2,842	9,882	12,724	2,281	09/96	06/96	Note 6
Thirty Columbia Corp Ctr Office Building Columbia, MD	8,234	1,160	—	11,016	—	1,160	11,016	12,176	5,760	04/86	N/A	Note 6
3770 Howard Hughes Pky Office Building Las Vegas, NV	4,958	691	8,010	3,307	—	691	11,317	12,008	4,840	10/90	06/96	Note 6
American City Building Office Building Columbia, MD	—	—	—	11,630	—	—	11,630	11,630	9,921	03/69	N/A	Note 6
Twenty Columbia Corp Ctr Office Building Columbia, MD	3,705	927	—	10,266	—	927	10,266	11,193	5,500	06/81	N/A	Note 6
Inglewood Office II Office Building Landover, MD	5,738	2,233	7,304	1,339	—	2,233	8,643	10,876	1,564	07/86	12/98	Note 6
10000 W. Charleston Arbors Office Building Summerlin, NV	23,757	695	—	9,732	—	695	9,732	10,427	2,104	05/99	N/A	Note 6
201 International Circle Office Building Baltimore, MD	3,685	5,464	3,763	1,055	—	5,464	4,818	10,282	784	07/82	12/98	Note 6
Crossing Business Center Phase I Office Building Las Vegas, NV	6,961	1,326	7,951	707	—	1,326	8,658	9,984	1,801	12/94	06/96	Note 6
Metro Plaza Retail Center Baltimore, MD	—	202	—	9,605	—	202	9,605	9,807	5,116	N/A	12/82	Note 6
Inglewood Office Center I Office Building Landover, MD	4,629	2,245	5,867	1,294	—	2,245	7,161	9,406	1,136	07/82	12/98	Note 6

10190 Covington Cross Office Building Las Vegas, NV	$6,544	$1,257	$398	$7,750	$—	$1,257	$8,148	$9,405	$1,401	12/97	06/96	Note 6
Riverspark 2/ Building 2 Office Building/ Industrial Columbia, MD	1,357	2,783	6,594	—	—	2,783	6,594	9,377	783	07/87	12/98	Note 6
Ten Columbia Corp Ctr Office Building Columbia, MD	—	733	—	8,346	—	733	8,346	9,079	4,290	09/81	N/A	Note 6
USA Group Office Building/Industrial Las Vegas, NV	6,470	1,197	4,880	2,101	—	1,197	6,981	8,178	1,055	11/98	06/96	Note 6
Riverspark Building B Industrial Building Columbia, MD	2,805	2,117	2,545	3,330	—	2,117	5,875	7,992	577	07/85	12/98	Note 6
Other properties and related investments	106,868	67,729	103,478	124,078	—	67,729	227,556	295,285	69,903

Total Operating Properties	$3,346,142	$664,326	$1,603,492	$3,645,086	$—	$664,326	$5,248,578	$5,912,904	$981,676

THE ROUSE COMPANY AND SUBSIDIARIES
Real Estate and Accumulated Depreciation (notes 1 and 8)
December 31, 2002
(in thousands)

				Costs capitalized subsequent to acquisition
		Initial cost to Company				Gross amount at which carried at close of period
												Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying costs (note 2)	Land	Buildings and Improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired
Properties in Development:
Fashion Show Redevelopment of Retail Ctr Las Vegas, NV	$—	$—	$—	$45,952	$—	$—	$45,952	$45,952	N/A	N/A	N/A	N/A
The Shops at La Cantera New Retail Center San Antonio, TX	—	17,371	—	16,576	—	17,371	16,576	33,947	N/A	N/A	N/A	N/A
Kendall Town Center New Retail Center Dade County, FL	—	—	—	29,114	—	—	29,114	29,114	N/A	N/A	N/A	N/A
Summerlin Center New Retail Center Summerlin, NV	6,457	14,970	—	4,158	—	14,970	4,158	19,128	N/A	N/A	N/A	N/A
Arizona Center Developed/Developable Land Under Master Lease Phoenix, AZ	12,800	13,893	—	—	—	13,893	—	13,893	N/A	N/A	N/A	N/A
Fashion Place Expansion of Retail Center Salt Lake City, UT	—	—	—	7,485	—	—	7,485	7,485	N/A	N/A	N/A	N/A
Coral Gables Developed/Developable Land Coral Gables, FL	695	7,407	—	—	—	7,407	—	7,407	N/A	N/A	N/A	N/A
Other projects	135	1,635	—	17,653	—	1,635	17,653	19,288	N/A

Total Properties in Development	$20,087	$55,276	$—	$120,938	$—	$55,276	$120,938	$176,214	N/A

Investment Land and Land Held for Development and Sale:
Summerlin Investment Land and Land in Various Stages of Development Summerlin, NV	$69,577	$74,029	$—	$135,261	$—	$209,290	$—	$209,290	N/A	N/A	06/96	N/A
Columbia and Emerson Land in Various Stages of Development Howard County, MD	—	53,000	—	35,476	—	88,476	—	88,476	N/A	N/A	09/85	N/A
Canyon Springs Land Held for Development Riverside County, CA	—	12,872	—	11,014	—	23,886	—	23,886	N/A	N/A	07/89	N/A
Other	—	—	—	92	—	92	—	92	N/A

Total Investment Land And Land Held for Development and Sale	69,577	139,901	—	181,843	—	321,744	—	321,744	N/A

Total	$3,435,806	$859,503	$1,603,492	$3,947,867	$—	$1,041,346	$5,369,516	$6,410,862	$981,676

Notes:

(1)
Reference is made to notes 1, 3 and 6 to the consolidated financial statements. A notation of N/A within the date acquired column indicates properties that we owned at completion of construction.

(2)
The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3)
The changes in total cost of properties for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Balance at beginning of year	$4,986,380	$3,945,223	$3,926,370
Additions, at cost	347,464	330,211	220,364
Cost of properties acquired	1,535,002	802,720	44,685
Cost of land sales	(78,719)	(87,382)	—
Retirements, sales and other dispositions	(304,093)	(4,392)	(246,196)
Provision for loss on operating properties (note 9)	(75,172)	—	—

Balance at end of year	$6,410,862	$4,986,380	$3,945,223

(4)
The changes in accumulated depreciation and amortization for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Balance at beginning of year	$888,615	$635,551	$549,005
Depreciation and amortization charged to operations	162,922	133,542	96,529
Retirements, sales and other, net	(36,813)	778	(9,983)
Provision for loss on operating properties (note 9)	(33,048)	—	—
Accumulated depreciation on properties acquired from The Rouse Company Incentive Compensation Statutory Trust (note 7)	—	118,744	—

Balance at end of year	$981,676	$888,615	$635,551

(5)
The aggregate cost of properties for Federal income tax purposes is approximately $4,401,837,000 at December 31, 2002.

(6)
Reference is made to note 1(c) to the consolidated financial statements for information related to depreciation.

(7)
Reference is made to note 2 to the consolidated financial statements for information related to the acquisition of properties (majority financial interest ventures) from The Rouse Company Incentive Compensation Statutory Trust.

(8)
In order to conform to general industry practice, we have reclassified certain building and land improvement costs that are recoverable from tenants from other assets to property. These costs and related accumulated depreciation were $56.7 million and $35.5 million, respectively, at December 31, 2001, $46.2 million and $27.5 million, respectively, at December 31, 2000; and $37.9 million and $21.3 million, respectively, at December 31, 1999.

(9)
Costs and accumulated depreciation and amortization are reduced by impairment losses on certain buildings and improvements. Reference is made to note 11 to the consolidated financial statements for information related to the losses.

(10)
Certain other amounts for prior years have been reclassified to conform to the presentation for 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Rouse Company
By:	/s/ ANTHONY W. DEERING Anthony W. Deering Chairman of the Board, President and Chief Executive Officer	March 26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ ANTHONY W. DEERING Anthony W. Deering Chairman of the Board, President and Chief Executive Officer	March 26, 2003
Principal Financial Officer:
/s/ THOMAS J. DEROSA Thomas J. DeRosa Vice Chairman and Chief Financial Officer	March 26, 2003
Principal Accounting Officer:
/s/ MELANIE M. LUNDQUIST Melanie M. Lundquist Senior Vice President and Corporate Controller	March 26, 2003

Board of Directors:

        David H. Benson, Jeremiah E. Casey, Platt W. Davis, III, Anthony W. Deering, Rohit M. Desai, Juanita T. James, Hanne M. Merriman, Roger W. Schipke, John G. Schreiber, Mark R. Tercek and Gerard J. M. Vlak.

By:	/s/ ANTHONY W. DEERING Anthony W. Deering For himself and as Attorney-in-fact for the above-named persons	March 26, 2003

I, Anthony W. Deering, certify that:

1.
I have reviewed this annual report on Form 10-K of The Rouse Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ ANTHONY W. DEERING Anthony W. Deering Chairman of the Board, President and Chief Executive Officer

I, Thomas J. DeRosa, certify that:

1.
I have reviewed this annual report on Form 10-K of The Rouse Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ THOMAS J. DEROSA Thomas J. DeRosa Vice Chairman and Chief Financial Officer

Exhibit Index

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (the "Charter") of The Rouse Company, dated May 27, 1988—incorporated by reference to the Exhibits to the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (see SEC File No. 0-1743).
3.2
Articles of Amendment to the Charter of The Rouse Company, which Articles of Amendment were effective January 10, 1991—incorporated by reference to the Exhibits to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (see SEC File No. 0-1743).
3.3
Articles Supplementary to the Charter of The Rouse Company, dated February 17, 1993—incorporated by reference to the Exhibits to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (see SEC File No. 0-1743).
3.4	Articles Supplementary to the Charter of The Rouse Company, dated September 26, 1994—incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 33-57707).
3.5	Articles Supplementary to the Charter of The Rouse Company, dated December 27, 1994—incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 33-57707).
3.6
Articles Supplementary to the Charter of The Rouse Company, dated June 5, 1996, relating to The Rouse Company's Increasing Rate Cumulative Preferred Stock, par value $0.01 per share—incorporated by reference to the Exhibits to The Rouse Company's S-3 Registration Statement (No. 333-20781).
3.7
Articles Supplementary to the Charter of The Rouse Company, dated June 11, 1996, relating to The Rouse Company's 10.25% Junior Preferred Stock, 1996 Series, par value $0.01 per share—incorporated by reference to the Exhibits to The Rouse Company's Form S-3 Registration Statement (No. 333-20781).
3.8
Articles Supplementary to the Charter of The Rouse Company, dated February 21, 1997, relating to The Rouse Company's Series B Convertible Preferred Stock, par value $0.01 per share—incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 26, 1997 (see SEC File No. 0-1743).
3.9
Articles Supplementary to the Charter of The Rouse Company, dated February 24, 2000—incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 29, 2000 (see SEC File No. 0-1743).
3.10	Bylaws of The Rouse Company, as amended dated January 30, 1997—incorporated by reference to the Exhibits to The Rouse Company's Form S-3 Registration Statement (No. 333-20781).
3.11
Amendments to the Bylaws of The Rouse Company, effective February 24, 2000—incorporated by reference to the Exhibits to The Rouse Company's Current Report on Form 8-K, dated February 29, 2000 (see SEC File No. 0-1743).
10.1	The Rouse Company 1990 Stock Option Plan—incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (see SEC File No. 0-1743).
10.2
Amendment to The Rouse Company 1990 Stock Option Plan, effective as of May 12, 1994—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (see SEC File No. 0-1743).

10.3	The Rouse Company 1990 Stock Bonus Plan—incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (see SEC File No. 0-1743).
10.4	The Rouse Company 1994 Stock Incentive Plan—incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on April 5, 1994 (see SEC File No. 0-1743).
10.5
Amended and Restated Supplemental Retirement Benefit Plan of The Rouse Company, made as of January 1, 1985 and further amended and restated as of September 24, 1992, March 4, 1994, and May 10, 1995—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (see SEC File No. 0-1743).
10.6
Contingent Stock Agreement, effective as of January 1, 1996, by the Company in favor of and for the benefit of the Holders and Representatives named therein—incorporated by reference to the Exhibits to The Rouse Company's Form S-4 Registration Statement (No. 333-1693).
10.7
The Rouse Company Deferred Compensation Plan for Outside Directors (Amended and Restated), dated as of May 23, 1996—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (see SEC File No. 0-1743).
10.8	1997 Stock Incentive Plan—incorporated by reference to The Rouse Company's definitive proxy statement filed pursuant to Regulation 14A on March 14, 1997 (see SEC File No. 0-1743).
10.9
The Rouse Company Special Option Plan, effective January 1, 1998—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the year ended December 31, 1997 (see SEC File No. 0-1743).
10.10
Contribution Agreement, dated as of February 1, 1999, among The Rouse Company of Nevada, Inc., HRD Properties, Inc., Rouse-Bridgewater Commons, LLC, Rouse-Park Meadows Holding, LLC, Rouse-Towson Town Center LLC, Bridgewater Commons Mall, LLC, Rouse-Fashion Place, LLC, Rouse-Park Meadows LLC, Towson TC, LLC, TTC SPE, LLC and Fourmall Acquisition, LLC—incorporated by reference to The Rouse Company's Current Report on Form 8-K dated February 1, 1999 (see SEC File No. 0-1743).
10.11
Employment Agreement, dated September 24, 1998, between The Rouse Company and Anthony W. Deering—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998 (see SEC File No. 0-1743).
10.12
The Rouse Company 1999 Stock Incentive Plan, made as of June 3, 1999 and amended and restated as of February 22, 2001—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001 (see SEC File No. 0-1743).
10.13
Letter Agreement, dated July 12, 1999, between The Rouse Company and Anthony W. Deering—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999 (see SEC File No. 0-1743).
10.14
Executive Agreement, dated October 25, 1999, between The Rouse Company and Daniel C. Van Epp—incorporated by reference to The Rouse Company's Form 10-K Annual Report for the fiscal year ended December 31, 1999 (see SEC File No. 0-1743). The same Executive Agreement was entered into with Jeffrey H. Donahue, Duke S. Kassolis, Douglas A. McGregor, Robert Minutoli, Robert D. Riedy, Alton J. Scavo and Jerome D. Smalley.

10.15
Letter agreement, dated August 20, 2002, between The Rouse Company and Jeffrey H. Donahue—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002 (see SEC File No. 0-1743).
10.16
Executive Agreement, dated September 3, 2002, between The Rouse Company and Thomas John DeRosa—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002 (see SEC File No. 0-1743).
10.17
Letter agreement, dated September 12, 2002, between The Rouse Company and Douglas A. McGregor—incorporated by reference to The Rouse Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002 (see SEC File No. 0-1743).
12.1*	Ratio of earnings to fixed charges
12.2*	Ratio of earnings to combined fixed charges and Preferred stock dividend requirements
13*	Annual report to security holders
21*	Subsidiaries of the Registrant
23*	Consent of KPMG LLP, Independent Auditors
24*	Power of Attorney
99	Additional Exhibits:
99.1*	Form 11-K Annual Report of The Rouse Company Savings Plan for the year ended December 31, 2002
99.2*	Factors affecting future operating results
99.3*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Purusant to Section 906 of the Sarbanes-Oxley Act of 2002

*
filed herewith

QuickLinks

Part I
  Item 1. Business.
  Item 1(a). General Development of Business.
  Item 1(b). Financial Information About Industry Segments.
  Item 1(c). Narrative Description of Business.
  Item 1(d). Financial Information about Geographic Areas.
  Item 1(e). Available Information
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
Part II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Part III
  Item 12. Securities authorized for issuance under equity compensation plans
  Item 14. Controls and Procedures.
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
The Rouse Company Index to Financial Statements and Schedules
INDEPENDENT AUDITORS' REPORT
  Schedule II
THE ROUSE COMPANY AND SUBSIDIARIES Valuation and Qualifying Accounts Years ended December 31, 2002, 2001 and 2000 (in thousands)
Schedule II
THE ROUSE COMPANY AND SUBSIDIARIES Real Estate and Accumulated Depreciation (note 1 and 9)
THE ROUSE COMPANY AND SUBSIDIARIES Real Estate and Accumulated Depreciation (notes 1 and 8) December 31, 2002 (in thousands)
SIGNATURES
Exhibit Index