Form 10-Q
period 2003-03-31
ROUSE COMPANY
filed 2003-05-12
CIK 85388

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Registrant’s telephone number, including area code (410) 992-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of the issuer’s common stock as of May 8, 2003:

Common Stock, $0.01 par value	87,960,192
Title of Class	Number of Shares

Part I.              Financial Information

Item 1.            Financial Statements:

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2003 and 2002

(Unaudited; in thousands, except per share data)

	Three months ended March 31,
	2003	2002
Revenues	$282,972	$222,316
Operating expenses, exclusive of provision for bad debts, depreciation and amortization	141,317	112,378
Interest expense	61,508	49,669
Provision for bad debts	1,204	1,836
Depreciation and amortization	43,190	30,136
Other provisions and losses, net	12,918	9,811
Earnings before income taxes, equity in earnings of unconsolidated real estate ventures, net gains on operating properties and discontinued operations	22,835	18,486
Income taxes, primarily deferred	(10,572)	(10,243)
Equity in earnings of unconsolidated real estate ventures	7,500	6,359
Earnings before net gains on operating properties and discontinued operations	19,763	14,602
Net gains on operating properties	231	1,114
Earnings from continuing operations	19,994	15,716
Discontinued operations	4,146	(1,013)
Net earnings	24,140	14,703

Other items of comprehensive income (loss):
Minimum pension liability adjustment	—	(333)
Unrealized gains (losses) on derivatives designated as cash flow hedges	(3,352)	3,726
Comprehensive income	$20,788	$18,096
Net earnings applicable to common shareholders	$21,102	$11,665

Earnings per share of common stock
Basic:
Continuing operations	$.19	$.15
Discontinued operations	.05	(.01)
Total	$.24	$.14
Diluted:
Continuing operations	$.19	$.15
Discontinued operations	.05	(.01)
Total	$.24	$.14
Dividends per share:
Common stock	$.42	$.39
Preferred stock	$.75	$.75

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

(In thousands, except share data)

	March 31, 2003 (Unaudited)	December 31, 2002

Assets:
Property:
Operating properties:
Property and deferred costs of projects	$5,538,965	$5,912,904
Less accumulated depreciation and amortization	946,326	981,676
	4,592,639	4,931,228
Properties in development	192,853	176,214
Properties held for sale	342,483	—
Investment land and land held for development and sale	321,854	321,744
Total property	5,449,829	5,429,186

Investments in and advances to unconsolidated real estate ventures	451,085	442,405

Prepaid expenses, receivables under finance leases and other assets	369,665	383,914

Accounts and notes receivable	59,740	56,927

Investments in marketable securities	31,478	32,103

Cash and cash equivalents	52,910	41,633

Total assets	$6,414,707	$6,386,168

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, continued

March 31, 2003 and December 31, 2002

(In thousands, except share data)

	March 31, 2003 (Unaudited)	December 31, 2002

Liabilities:
Debt:
Property debt not carrying a Parent Company guarantee of repayment	$2,989,610	$3,271,437
Debt secured by properties held for sale	296,299	—
Parent Company debt and debt carrying a Parent Company guarantee of repayment:
Property debt	159,041	158,258
Other debt	1,066,855	1,011,782
	1,225,896	1,170,040
Total debt	4,511,805	4,441,477
Accounts payable, accrued expenses and other liabilities	651,573	696,267

Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debt securities	136,340	136,340

Shareholders’ equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	41	41
Common stock of 1¢ par value per share; 250,000,000 shares authorized; 87,851,541 shares issued in 2003 and 86,909,700 shares issued in 2002	879	869
Additional paid-in capital	1,256,615	1,234,848
Accumulated deficit	(125,260)	(109,740)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(3,665)	(3,665)
Unrealized net losses on derivatives designated as cash flow hedges	(13,621)	(10,269)
Total shareholders’ equity	1,114,989	1,112,084
Total liabilities and shareholders’ equity	$6,414,707	$6,386,168

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(Unaudited, in thousands)

	2003	2002
Cash flows from operating activities:
Rents and other revenues received	$224,457	$178,783
Proceeds from land sales and notes receivable from land sales	67,919	45,697
Interest received	1,969	3,133
Operating expenditures	(126,296)	(92,223)
Land development expenditures	(30,838)	(31,197)
Interest paid	(73,602)	(54,888)
Income taxes paid	(1,623)	(955)
Operating distributions from unconsolidated real estate ventures	10,966	9,087
Net cash provided by operating activities	72,952	57,437

Cash flows from investing activities:
Expenditures for properties in development	(67,479)	(27,404)
Expenditures for improvements to existing properties	(15,985)	(10,350)
Expenditures for acquisitions of interests in properties and other assets	—	(6,365)
Expenditures for investments in unconsolidated ventures	(12,000)	(8,071)
Expenditures for options to purchase euros	—	(11,298)
Other	3,556	9
Net cash used by investing activities	(91,908)	(63,479)

Cash flows from financing activities:
Proceeds from issuance of property debt	43,921	29,129
Repayments of property debt:
Scheduled principal payments	(22,722)	(24,386)
Other payments	(1,150)	(72,819)
Proceeds from issuance of other debt	55,978	—
Repayments of other debt	—	(82,000)
Purchases of common stock	(20,886)	(6,538)
Proceeds from issuance of common stock	—	456,427
Proceeds from exercise of stock options	15,772	3,369
Dividends paid	(39,660)	(36,678)
Other	(1,020)	(5,754)
Net cash provided by financing activities	30,233	260,750
Net increase in cash and cash equivalents	11,277	254,708
Cash and cash equivalents at beginning of period	41,633	32,123
Cash and cash equivalents at end of period	$52,910	$286,831

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2003 and 2002

(Unaudited, in thousands)

	2003	2002
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$24,140	$14,703
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,568	34,113
Decrease in undistributed earnings of unconsolidated real estate ventures	3,458	2,120
Net gains on operating properties	(273)	(1,114)
Participation expense pursuant to Contingent Stock Agreement	13,857	8,725
Provision for bad debts	1,547	2,297
Deferred income taxes	8,649	5,458
Decrease (increase) in accounts and notes receivable	(4,360)	8,944
Decrease in other assets	10,239	3,592
Decrease in accounts payable, accrued expenses and other liabilities	(33,161)	(26,789)
Other, net	3,288	5,388
Net cash provided by operating activities	$72,952	$57,437

Schedule of noncash investing and financing activities:

Common stock issued pursuant to Contingent Stock Agreement	$21,058	$6,465
Capital lease obligations incurred	960	831
Lapses of restrictions on common stock awards	5,833	396
Debt assumed by purchasers of land	5,031	3,629

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2003

(1)                     Principles of statement presentation

(a)                     Basis of presentation

The unaudited condensed consolidated financial statements of The Rouse Company, our subsidiaries and partnerships (“we,” “Rouse” or “us”) include all adjustments which are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All such adjustments are of a normal recurring nature.  The statements have been prepared using the accounting policies described in the 2002 Annual Report to Shareholders.

Certain amounts for 2002 have been reclassified to conform to our current presentation.

(b)                     Stock-based compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based employee compensation plans.  Under this method, compensation cost is recognized for awards of shares of common stock or stock options to our officers and employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.  The following table summarizes the pro forma effects on net earnings (in thousands) and earnings per share of common stock of using an optional fair value-based method, rather than the intrinsic value-based method, to account for stock-based compensation awards made since 1995.

	Three months ended March 31,
	2003	2002
Net earnings, as reported	$24,140	$14,703
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects and amounts capitalized	1,945	414
Deduct: Total stock-based employee compensation expense determined under fair value - based method, net of related tax effects and amounts capitalized	(3,445)	(1,698)
Pro forma net earnings	$22,640	$13,419

Earnings per share of common stock:
Basic:
As reported	$.24	$.14
Pro forma	$.22	$.12

Diluted:
As reported	$.24	$.14
Pro forma	$.22	$.12

(2)                   Tax matters

We elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  We believe that we met the qualifications for REIT status as of March 31, 2003 and intend to meet the qualifications in the future.

A REIT is permitted to own voting stock in taxable REIT subsidiaries (“TRS”).  TRS are corporations that are permitted to engage in nonqualifying REIT activities.  We own and operate several TRS that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland and Summerlin, Nevada.  The TRS also operate and/or own several retail centers and office and other properties.  Except with respect to the TRS, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2003 and future years. Current Federal income taxes of the TRS are likely to increase in future years as we exhaust the net loss carryforwards of certain TRS and complete certain land development projects.  These increases could be significant.

In connection with our election to be taxed as a REIT, we have also elected to be subject to the “built-in gain” rules on the assets of our Qualified REIT Subsidiaries (“QRS”).  Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on our assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion.  Such net unrealized gains were approximately $2.5 billion.  We believe that we will not be required to make significant payments of taxes on built-in gains with respect to these assets throughout the ten-year period due to the availability of our net operating loss carryforward to offset built-in gains which might be recognized and the potential for us to make nontaxable dispositions through like-kind exchanges, if necessary.  It may be necessary to recognize a liability for such taxes in the future, if our plans and intentions with respect to QRS asset dispositions or the related tax laws change.

Our net deferred tax liability was $101.1 million at March 31, 2003 and $92.4 million at December 31, 2002.  Deferred income taxes will become payable as net operating loss carryforwards are exhausted and temporary differences reverse (primarily due to completion of land development projects).

(3)       Discontinued operations

Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” we report the operating results of properties that we have either disposed of or classified as held for sale as discontinued operations for all periods presented.  Additionally, we present other assets and liabilities of properties classified as held for sale separately in the balance sheet, if material.

On March 7, 2003, we entered into an agreement to sell up to six retail centers in the Philadelphia metropolitan area.  We also agreed to purchase a retail center in Delaware from a party related to the purchaser.  We plan to use a portion of the proceeds from the sales for the purchase of the retail center.  We entered into these agreements because we believe that the retail centers to be disposed no longer met our investment criteria and the property to be acquired is consistent with our strategy of owning and operating premier shopping centers.

At March 31, 2003, the sale of four of these centers within one year was probable and, accordingly, we classified these properties as held for sale and the related operating results are classified in discontinued operations in the condensed consolidated financial statements.   On April 28, 2003, the sale of these four retail centers closed for a total sales price of $470 million, including approximately $296 million of debt assumed by the purchaser or repaid at settlement.  In the second quarter of 2003, we will recognize a gain on operating properties of approximately $100 million relating to the sale of these retail centers.

At March 31, 2003, the sales of the other two retail centers were not probable within one year as there were significant contingencies with respect to the repayment of debt relating to them and, accordingly, the properties were not classified as held for sale in the condensed consolidated financial statements.

In 2002, we sold 11 community retail centers in Columbia, Maryland and Tampa Bay Center.  These properties were sold because they did not meet one of our primary business strategies relating to owning and operating large-scale premier shopping centers.  We also sold a newly constructed community retail center in Summerlin, Nevada.  We constructed this property with the intention of selling it.  The operating results of these properties are classified in discontinued operations for all periods presented in the condensed consolidated statements of operations.

Properties held for sale at March 31, 2003 are summarized as follows (in thousands):

Operating properties, net	$337,525
Other assets	4,958
Total	$342,483

Debt secured by properties held for sale at March 31, 2003 is summarized as follows (in thousands):

Property debt not carrying a Parent Company guarantee of repayment	$276,790
Property debt carrying a Parent Company guarantee of repayment	19,509
Total	$296,299

The operating results of the properties classified as held for sale at March 31, 2003 and properties sold in 2002 included in discontinued operations are summarized as follows (in thousands):

	Three months ended March 31,
	2003	2002
Revenues	$19,484	$21,877
Operating expenses, exclusive of provision for bad debts, ground rent expense, depreciation and amortization	(7,806)	(8,923)
Provision for bad debts	(343)	(461)
Ground rent expense	(188)	(125)
Interest expense	(4,630)	(5,627)
Depreciation and amortization	(2,378)	(3,977)
Other provisions and losses	—	(5,136)
Net gains on operating properties	42	—
Income tax benefit (provision)	(35)	1,359
Discontinued operations	$4,146	$(1,013)

Net Operating Income of properties classified in discontinued operations, primarily in the retail centers segment results included in note 7, is $11.3 million and $12.5 million for the three months ended March 31, 2003 and 2002, respectively.

(4)                   Unconsolidated real estate ventures

We own interests in unconsolidated real estate ventures that own and/or develop properties.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements.  We may also contribute our interests in properties to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  These ventures are accounted for using the equity or cost method, as appropriate.  At March 31, 2003 and December 31, 2002, these ventures were primarily partnerships and corporations which own retail centers and a joint venture that is developing the planned community of Fairwood in Prince George’s County, Maryland.  Most of these properties are managed by our affiliates.

(5)       Debt

Debt is summarized as follows (in thousands):

	March 31, 2003		December 31, 2002
	Total	Due in one year	Total	Due in one year
Mortgages and bonds	$3,426,143	$440,341	$3,410,257	$304,737
Medium-term notes	48,500	—	48,500	—
Credit facility borrowings	298,000	298,000	242,690	242,690
Other loans	739,162	1,412	740,030	1,014
Total	$4,511,805	$739,753	$4,441,477	$548,441

The amounts due in one year represent maturities under existing loan agreements, except where refinancing commitments from outside lenders have been obtained.  In these instances, maturities are determined based on the terms of the refinancing commitments.

The mortgages due at March 31, 2003 include $296.3 million secured by the properties held for sale, including $124.2 million due in one year.  All of this debt was assumed by the purchaser or repaid at settlement in April 2003.  We expect to repay the remaining debt due in one year with operating cash flows, proceeds from property refinancings (including refinancings of maturing mortgages), credit facility borrowings, proceeds from sales of properties, or other available corporate funds.

The credit facility is with a group of lenders and provides for unsecured borrowings up to $450 million.  The facility is available to December 2003, subject to a one-year renewal option.

(6)       Pension plans

We have a defined benefit pension plan (“funded plan”) covering substantially all employees and separate, nonqualified unfunded defined benefit pension plans covering directors and participants in the funded plan whose defined benefits exceed the plan’s limits.  In February 2003, our Board of Directors approved modifications to curtail our defined benefit pension plans so that covered employees will not earn additional benefits for future service.  Earned benefits will be paid upon a participant's separation or retirement from the Company.  We measured our benefit obligations as of March 31, 2003, including the impact of the curtailment. In a related action, our Board of Directors also approved a new defined contribution plan under which we may make discretionary contributions to covered employees’ 401(k) retirement accounts.

Information relating to the obligations, assets and funded status of the plans at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and year ended December 31, 2002 is summarized as follows (dollars in thousands):

	March 31, 2003		December 31, 2002
	Funded	Unfunded	Funded	Unfunded
Change in benefit obligations:
Benefit obligations at beginning of period	$70,491	$19,799	$64,208	$21,767
Service cost	—	2	4,744	1,069
Interest cost	1,091	317	4,592	1,663
Plan amendment	—	—	2,398	96
Actuarial loss (gain)	(22)	60	4,532	2,315
Benefits paid	(72)	(32)	(226)	(135)
Benefit obligations before special events	71,488	20,146	80,248	26,775
Special events:
Curtailment	(8,734)	(1,105)	—	—
Settlements	(5,119)	(2,251)	(9,757)	(6,976)
Benefit obligations at end of period	57,635	16,790	70,491	19,799

Change in plan assets:
Fair value of plan assets at beginning of period	63,625	—	57,808	—
Actual return on plan assets	(495)	—	(8,183)	—
Employer contributions	592	2,925	24,165	8,056
Benefits paid, including settlements	(5,966)	(2,925)	(10,165)	(8,056)
Fair value of plan assets at end of period	57,756	—	63,625	—

Funded status	121	(16,790)	(6,866)	(19,799)
Unrecognized net actuarial loss	29,564	3,279	39,925	4,823
Unamortized prior service cost	—	165	5,655	4,919
Unrecognized transition obligation	—	—	199	—
Net amount recognized	$29,685	$(13,346)	$38,913	$(10,057)

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$29,685	$—	$38,913	$—
Accrued benefit liability	—	(17,176)	—	(18,641)
Intangible asset	—	165	—	4,919
Accumulated other comprehensive income item – minimum pension liability adjustment	—	3,665	—	3,665
Net amount recognized	$29,685	$(13,346)	$38,913	$(10,057)

Weighted-average assumptions as of end of period:
Discount rate	6.50%	6.50%	6.50%	6.50%
Lump sum rate	6.50	6.50	6.50	6.50
Expected rate of return on plan assets	8.00	—	8.00	—
Rate of compensation increase	—	4.50	4.50	4.50

The assets of the funded plan consist primarily of fixed income and marketable equity securities.  The curtailment of the defined benefit pension plan required the immediate recognition of substantially all unamortized prior service cost and unrecognized transition obligation.  This resulted in a loss of $10.2 million for the three months ended March 31, 2003.  We also incurred additional settlement losses of $4.5 million for the three months ended March 31, 2003 related to the early retirement program offered in 2002 and a change in the senior management organizational structure in March 2003.  The curtailment loss and settlement charges are included in other provisions and losses in the condensed consolidated statement of operations (see note 8).

(7)                   Segment information

We have five business segments:  retail centers, office and other properties, community development, commercial development and corporate.  The retail centers segment includes the operation and management of regional shopping centers, downtown specialty marketplaces, the retail components of mixed-use projects and community retail centers.  The office and other properties segment includes the operation and management of office and industrial properties and the nonretail components of the mixed-use projects.  The community development segment includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia and Summerlin.  The commercial development segment includes the evaluation of all potential new projects (including expansions of existing properties) and acquisition opportunities and the management of them through the development or acquisition process.  The corporate segment is responsible for shareholder and director services, financial management, strategic planning and management and certain other general and support functions.  Our business segments offer different products or services and are managed separately because each requires different operating strategies or management expertise.

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”).  We define NOI as segment revenues (exclusive of corporate interest income) less operating expenses (including provisions for bad debts, certain current income taxes and net losses (gains) on sales of properties developed for sale, but excluding ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization).  Additionally, discontinued operations, equity in earnings of unconsolidated real estate ventures and minority interests are adjusted to reflect NOI on the same basis.

The accounting policies of the segments are the same as those used to prepare our condensed consolidated financial statements except that:

•                  we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures (“proportionate share ventures”) using the proportionate share method rather than the equity method; and

•                  we include our share of NOI less interest expense and ground rent expense of other unconsolidated minority interest ventures (“other ventures”) in revenues.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended March 31, 2003
Revenues	$216,357	$49,847	$70,475	$—	$—	$336,679
Operating expenses*	86,834	19,967	41,888	4,928	5,548	159,165
NOI	$129,523	$29,880	$28,587	$(4,928)	$(5,548)	$177,514

Three months ended March 31, 2002
Revenues	$160,011	$50,234	$56,217	$—	$—	$266,462
Operating expenses*	64,991	19,349	36,508	3,365	4,179	128,392
NOI	$95,020	$30,885	$19,709	$(3,365)	$(4,179)	$138,070

*                             Operating expenses include provisions for bad debts, certain current income taxes and net losses (gains) on sales of properties developed for sale, and exclude ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains on operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in thousands):

Three months ended March 31,

2003

2002

Revenues:

Total reported above

$

336,679

$

266,462

Our share of revenues of unconsolidated real estate ventures

(34,890

)

(23,983

)

Revenues of discontinued operations

(19,484

)

(21,877

)

Other

667

1,714

Total in condensed consolidated financial statements

$

282,972

$

222,316

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:

Total reported above

$

159,165

$

128,392

Our share of operating expenses of unconsolidated real estate ventures	(12,619)	(7,103)
Operating expenses of discontinued operations

(8,184

)

(9,384

)

Other

2,955

473

Total in condensed consolidated financial statements

$

141,317

$

112,378

Operating results:

NOI

$

177,514

$

138,070

Interest expense

(61,508

)

(49,669

)

NOI of discontinued operations

(11,300

)

(12,493

)

Other provisions and losses, net

(12,918

)

(9,811

)

Depreciation and amortization

(43,190

)

(30,136

)

Deferred and certain current income taxes

(9,155

)

(6,817

)

Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, and gains on operating properties of unconsolidated real estate ventures, net	(14,771)	(10,521)
Other

(4,909

)

(4,021

)

Earnings before net gains on operating properties and discontinued operations in condensed consolidated financial statements	$19,763	$14,602

The assets by segment are as follows (in thousands):

	March 31, 2003	December 31, 2002
Retail centers	$5,173,792	$5,181,205
Office and other properties	1,092,364	1,105,656
Community development	466,531	461,403
Commercial development	102,151	67,228
Corporate	150,397	148,070

Total	$6,985,235	$6,963,562

Total segment assets exceed total assets reported in the condensed consolidated financial statements due to the inclusion of our share of the assets of the proportionate share ventures.

(8)                     Other provisions and losses, net

Other provisions and losses, net consist of the following (in thousands):

Three months ended March 31,

2003

2002

Pension plan curtailment loss (see note 6)

$

(10,212

)

$

—

Provision for organizational changes, including early retirement and related costs

(6,252

)

—

Losses on early extinguishment of debt

—

(195

)

Impairment provision - MerchantWired

—

(1,454

)

Loss on foreign exchange derivatives

—

(8,162

)

Other

3,546

—

$

(12,918

)

$

(9,811

)

The provision for organizational changes related primarily to our 2002 consolidation of the management of our Property Operations and Commercial and Office Development divisions into a single Asset Management Group.  In connection with this organizational change, we initiated a plan to reduce the size of our workforce and adopted a voluntary early retirement program in which employees who met certain criteria were eligible to participate.  Additionally, a member of senior management retired in March 2003.  The costs incurred for the three months ended March 31, 2003, primarily pension plan settlements for employees electing early retirement and severance and other benefit costs for the retiring executive, aggregated $6.3 million.

The other amount for the three months ended March 31, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.

MerchantWired was an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants.  The loss for the three months ended March 31, 2002 is attributable to our equity in an impairment provision recorded by the venture.

A portion of the purchase price for the acquisition of assets from Rodamco North America N.V. (“Rodamco”) was payable in euros.  In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819.  These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date.  The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of the contracts had declined to $3.1 million and we recorded a loss of $8.2 million in the three months then ended.

(9)                     Earnings per share

Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended March 31, 2003 and 2002 is summarized as follows (in thousands):

	2003		2002
	Basic	Diluted	Basic	Diluted
Earnings from continuing operations	$19,994	$19,994	$15,716	$15,716
Dividends on unvested common stock awards and other	(178)	(178)	(231)	(231)
Dividends on convertible Preferred stock	(3,038)	(3,038)	(3,038)	(3,038)

Adjusted earnings from continuing operations used in EPS computation	$16,778	$16,778	$12,447	$12,447

Weighted-average shares outstanding	86,727	86,727	81,329	81,329
Dilutive securities:
Options, unvested common stock awards and other	—	1,539	—	1,258

Adjusted weighted-average shares used in EPS computation	86,727	88,266	81,329	82,587

Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

(10)            Commitments and contingencies

Other commitments and contingencies (that are not reported in the condensed consolidated balance sheet) at March 31, 2003 are summarized as follows (in millions):

Guarantee of debt of unconsolidated real estate ventures:
Village of Merrick Park	$175.2
Hughes Airport-Cheyenne Centers	28.8
Construction contracts for properties in development:
Consolidated subsidiaries, primarily related to Fashion Show	52.0
Our share of unconsolidated real estate ventures, primarily related to the Village of Merrick Park	11.1
Construction contracts for land development	46.2
Our share of long-term ground lease obligations of unconsolidated real estate ventures	58.4
Bank letters of credit	9.9

$381.6

We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that owns the Village of Merrick Park.  At March 31, 2003, the outstanding balance under this loan was $175.2 million, all of which was guaranteed.  The maximum amount that may be borrowed under the loan is $200 million.  The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements.  Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

We and certain of our subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.  Some of these litigation matters are covered by insurance.  We are also aware of claims arising from disputes in the ordinary course of business.  In our opinion, adequate provision has been made for losses with respect to litigation matters and other claims, where appropriate, and the ultimate resolution of these matters is not likely to have a material effect on our consolidated financial position.  It is not possible to predict, however, whether the resolution of these matters is likely to have a material effect on our net earnings in any period and it is, therefore, possible that the resolution of these matters could have such an effect in any future quarter or year.

(11)         Subsequent events

On April 28, 2003, we sold four retail centers in the Philadelphia metropolitan area for a gross sales price of approximately $470 million, including cash proceeds of approximately $174 million and approximately $296 million of property debt that was assumed by the purchaser or repaid at settlement.  In the second quarter of 2003, we will recognize a gain on operating properties of approximately $100 million relating to the sale of these retail centers.  We used approximately $4 million of the cash proceeds for transaction costs related to the sales.  In a related transaction, we used approximately $40 million of the cash proceeds from the sales to acquire Christiana Mall from a party related to the purchaser.  We also assumed a participating mortgage with a fair value of approximately $160 million secured by Christiana Mall.  The holder of this mortgage has the right to receive $120 million in cash and a participation in cash flows, and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  We believe that the holder will exercise this right.  We expect to use proceeds from a newly committed $120 million mortgage secured by Christiana Mall to repay the fixed portion of this mortgage.  The remaining cash proceeds from the sale transactions will be used to repay other debt and/or fund other investments.

On May 5, 2003, we agreed to purchase a significant parcel of investment land and land to be held for development and sale for approximately $77 million, including assumed debt of approximately $57 million and $20 million cash due at closing.  We expect to close this transaction in the second quarter of 2003.

(12)         New financial accounting standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  Our adoption of SFAS No. 146 in January 2003 did not have a material effect on our results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date.  Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003.  We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  We are in the process of evaluating the effects of applying Interpretation No. 46 in 2003.  Based on our preliminary analysis, we do not expect that adoption will involve any cumulative effect adjustment.

Part I.      Financial Information, continued

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in our financial condition since December 31, 2002 and any material changes in our results of operations for the three months ended March 31, 2003 as compared to the same period in 2002.  This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Annual Report to Shareholders.

General:

Through our subsidiaries and affiliates, we acquire, develop and manage a diversified portfolio of income-producing properties located throughout the United States and develop and sell land for residential, commercial and other uses, primarily in master-planned communities.

Income-Producing Properties

Our primary business strategies relating to income-producing properties include (1) owning and operating premier properties – shopping centers and large-scale mixed-use projects in major markets across the United States and (2) owning and operating geographically concentrated office and industrial buildings, principally complementing community development activities.  In order to execute these strategies, we evaluate opportunities to acquire or develop properties and to redevelop, expand and/or renovate properties in our portfolio.  We have made and plan to continue making substantial investments to acquire, develop and expand and/or renovate properties as follows:

•                  In April 2003, we acquired Christiana Mall, a regional retail center in Newark, Delaware.  We expect to admit a 50% partner in this property in 2003.

•                  We acquired our partners’ interests in Ridgedale Center and Southland Center, regional retail centers, in November 2002.

•                  We acquired interests in eight high-quality operating properties and other assets in May 2002 from Rodamco North America N.V. (“Rodamco”).

•                  We are an investor in a joint venture that is developing The Shops at LaCantera, a regional retail center in San Antonio, Texas.

•                  We are redeveloping Fashion Show, a retail center on “the Strip” in Las Vegas, Nevada, and opened the first phase of this project on November 1, 2002.  The second phase of this project is expected to open in late 2003 or early 2004.

•                  We are an investor in a joint venture that owns the Village of Merrick Park, a large-scale mixed-use project in Coral Gables, Florida, that opened on September 27, 2002.

We continually assess whether properties in which we own interests are consistent with our business strategies. We have disposed of interests in more than 45 retail centers and numerous other properties since 1993 (at times using tax-deferred exchanges or joint ventures) and may continue to dispose of selected properties that are not meeting or are not considered to have the potential to continue to meet our investment criteria.  We may also dispose of interests in properties for other reasons.  On March 7, 2003, we entered into an agreement to sell up to six retail centers in the Philadelphia metropolitan area.  We also agreed to acquire a retail center in Delaware (Christiana Mall) from a party related to the purchaser.  We sold four of the retail

General, continued:

centers in April 2003 and used a portion of the proceeds to purchase Christiana Mall.  We expect to sell the remaining retail centers in the second quarter of 2003.  We plan to use the remaining proceeds from the sales to repay property debt and borrowings under our revolving credit facility.  We decided to enter into these agreements to refine the quality of our retail center portfolio and to strengthen our balance sheet by reducing outstanding debt and/or funding other investment opportunities.  Disposition decisions and related transactions and changes in expected holding periods may cause us to recognize gains or losses that could have material effects on reported net earnings in future quarters or fiscal years, and, taken together with the use of sales proceeds, may have a material effect on our overall consolidated financial position.

Community Development

Our primary business strategy relating to community development projects is to develop and sell land in our planned communities in a manner that increases the value of the remaining land to be developed and sold and to provide current cash flows.  Our major land development projects include communities in and around Columbia in Howard County, Maryland and in Summerlin, Nevada.  In addition, we are an investor in an unconsolidated real estate venture that is developing Fairwood, a planned community in Prince George’s County, Maryland.  To leverage our experience and provide further growth, we are continuing to seek and evaluate opportunities to acquire new and/or existing community development projects.  In addition to being a viable business segment for us, the net cash flows from community development operations provide an additional source of funding for our other activities.

2002 Acquisitions and Dispositions:

In May 2002, we acquired direct or indirect ownership interests in eight regional retail centers and other assets from Rodamco.  The eight regional retail centers, which we intend to continue to operate, are described below:

Property	Interest Acquired	Leasable Mall Space	Department Store Space	Location
Collin Creek(1)	70%	331,000	790,000	Plano, TX
Lakeside Mall	100%	516,000	961,000	Sterling Heights, MI
North Star(1)	96%	435,000	816,000	San Antonio, TX
Oakbrook Center(3)	47%	842,000	1,425,000	Oakbrook, IL
Perimeter Mall(1)(4)	50%	502,000	779,000	Atlanta, GA
The Streets at South Point(2)	94%	590,000	730,000	Durham, NC
Water Tower Place(3)	52%	310,000	510,000	Chicago, IL
Willowbrook(1)	62%	500,000	1,028,000	Wayne, NJ

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

Other primary assets we acquired include a 100% interest in a parcel of land and building at Collin Creek that is leased to Dillard’s department store and a 99% noncontrolling limited partnership interest in an entity that leased land from us to redevelop a portion of Fashion Show.  The first phase of the redevelopment project opened in November 2002.  Prior to opening, we acquired the remaining 1% controlling interest in the limited partnership and consolidated the accounts of the limited partnership.

We also acquired 27.285% interests in several other assets, including:

•                  A 40% interest in River Ridge, a retail center in Lynchburg, VA,

•                  Sawmill Place Plaza, a retail center in Columbus, OH that was sold on November 15, 2002,

•                  A 50% interest in Durham Associates, a partnership that owns and operates South Square Mall, a regional shopping center in Durham, NC that was subject to a contract of sale at the closing date and was sold on August 2, 2002,

•                  A 59.17% interest in Kravco Investments, L.P., a limited partnership that owns investments in retail centers, primarily in the greater Philadelphia area,

•                  Urban Retail Properties Co., a property management company that manages properties owned by others,

•                  Purchase money notes receivable that arose from the sales of other assets by Rodamco; and

•                  A 50% interest in Westin New York, a hotel in New York City that began operations in October 2002.

We intend to sell the interest in River Ridge, but plan to retain the interests in the other assets unless favorable disposition opportunities arise.

In April 2002, we sold our interests in 12 community retail centers in Columbia, Maryland and our tenancy in common interest in Franklin Park (a retail center in Toledo, Ohio).  The proceeds from these sales were used to fund a portion of the costs of the assets acquired from Rodamco.

In November 2002, we acquired our partners’ 90% controlling financial interests in entities that own Ridgedale Center and Southland Center.  Ridgedale Center, a regional retail center in suburban Minneapolis, Minnesota has 343,000 square feet of leasable mall space and four department stores with space totaling 693,000 square feet.  Southland Center, a regional retail center in suburban Detroit, Michigan, has 322,000 square feet of leasable mall space and three department stores with space totaling 583,000 square feet.

Other portfolio changes:

We believe that space in high-quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers and that these retail centers are better able to withstand difficult conditions in the overall economy, specifically in the real estate and retail industries.  In addition to the 2002 acquisitions and dispositions noted above, we opened the first phase of the Village of Merrick Park (a large-scale mixed-use project in Coral Gables, Florida) in September 2002, and the first phase of the redevelopment of Fashion Show (a retail center in Las Vegas, Nevada) in November 2002.

Operating results:

As indicated in the 2002 Annual Report to Shareholders, the discussion of operating results covers each of our business segments, as management believes that a segment analysis provides the most effective means of understanding the business.  It also provides information about other elements of the condensed consolidated statement of operations that are not included in the segment results.  You should refer to the condensed consolidated statements of operations and note 7 to the condensed consolidated financial statements included in this Form 10-Q when reading this discussion and analysis.  We use net operating income (“NOI”) to measure and assess operating results for our reportable segments.  As discussed in note 7, we define NOI as segment revenues less operating expenses (including provisions for bad debts, certain current income taxes and net losses (gains) on sales of properties developed for sale, but excluding ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization).  Additionally, discontinued operations, equity in earnings of certain unconsolidated real estate ventures and minority interests are adjusted to present NOI on the same basis.

As discussed in note 7, we use the same accounting policies for our segment reporting as those used to prepare our condensed consolidated financial statements, except that:

•                  we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures (“proportionate share ventures”) using the proportionate share method rather than the equity method; and

•                  we include our share of NOI less interest expense and ground rent expense of other unconsolidated minority interest ventures (“other ventures”) in revenues.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.  Revenues and operating expenses reported for the segments are reconciled to the related amounts reported in the condensed consolidated financial statements in note 7.  The reasons for significant changes in revenues and expenses comprising NOI and other elements of net earnings are discussed below.

Business Segment Information

Income-Producing Properties:  We report the results of our income-producing properties in two segments:  (1) retail centers and (2) office and other properties.   Our tenant leases provide the foundation for the performance of our operating properties.  In addition to minimum rents, the majority of retail and office tenant leases provide for other rents which reimburse us for certain operating expenses.  Substantially all of our retail leases also provide for additional rent (percentage rent) based on tenant sales in excess of stated levels.  As leases expire, space is re-leased, minimum rents are generally adjusted to market rates, expense reimbursement provisions are updated and new percentage rent levels are established for retail leases. Some portions of our discussion and analysis focus on “comparable” properties.  In general, comparable properties exclude those that have been acquired or disposed of, newly developed or undergone significant expansion in either of the two periods being compared.

Retail Centers:  Operating results of retail centers are summarized as follows (in millions):

	Three months ended March 31,
	2003	2002
Revenues	$216.3	$160.0
Operating expenses, exclusive of ground rent expense and depreciation and amortization	86.8	65.0
NOI	$129.5	$95.0

The $56.3 million increase in revenues for the three months ended March 31, 2003 compared to the same period in 2002 was attributable primarily to:

•        the acquisitions of interests in properties in 2002 ($54.6 million);

•        the openings of the first phase of Fashion Show expansion and Village of Merrick Park ($6.6 million); and

•        higher rents on re-leased space at comparable retail centers.

These increases were partially offset by the effects of the sales of interests in properties in 2002 ($7.2 million) and the receipt of a management contract termination payment for Town & Country Center in Miami, Florida in 2002 ($4.8 million).   Our comparable properties had average occupancy levels of approximately 92.0% during the three months ended March 31, 2003 and 2002.

The $21.8 million increase in operating expenses, exclusive of ground rent expense and depreciation and amortization, for the three months ended March 31, 2003 compared to the same period in 2002 was attributable primarily to:

•      the acquisitions of interests in properties in 2002 ($19.8 million); and

•      the openings of the first phase of Fashion Show expansion and the Village of Merrick Park ($3.0 million).

These increases were partially offset by the effects of the sales of interests in properties in 2002 ($2.5 million).

We anticipate continued growth in NOI from retail centers in 2003, as we should continue to benefit from the properties acquired in 2002, the September 2002 opening of the Village of Merrick Park, the November 2002 opening of the first phase of the Fashion Show redevelopment and the April 2003 acquisition of Christiana Mall.  Additionally, we are achieving higher average rents on the leasing commitments that we have secured related to leases that expire in 2003.  These benefits will be partially offset by the disposition of interests in retail centers in the Philadelphia metropolitan area in the second quarter of 2003.

Office and Other Properties:  Operating results of office and other properties are summarized as follows (in millions):

	Three months ended March 31,
	2003	2002
Revenues	$49.8	$50.2
Operating expenses, exclusive of ground rents and depreciation and amortization	19.9	19.3
NOI	$29.9	$30.9

The decrease in net operating income for the three months ended March 31, 2003 compared to the same period in 2002 is attributable primarily to lower average occupancy levels at comparable properties (88.7% in 2003 versus 91.4% in 2002).  These lower occupancy levels are likely to persist for the remainder of this year.  The decrease in NOI from lower occupancy was partially offset by the effects of the property interests acquired from Rodamco.

Difficult general economic conditions and weakening office demand led to higher vacancy rates in our office portfolio.  We expect the annual NOI from our office and other properties segment to decline in 2003, as we believe the national trend of weakened demand for office space will continue.

Community Development:  Community development relates primarily to the communities of Summerlin, Nevada; Columbia, Emerson and Stone Lake in Howard County, Maryland; and Fairwood in Prince George’s County, Maryland.  Generally, revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, availability of saleable land for particular uses and our decisions to sell, develop or retain land.  Operating results of community development are summarized as follows (in millions):

	Three months ended March 31,
	2003	2002
Nevada Operations:
Revenues:
Summerlin	$48.1	$33.7
Other	0.3	1.4
Operating costs and expenses:
Summerlin	33.9	24.8
Other	0.2	1.6
NOI	$14.3	$8.7
Columbia Operations:
Revenues	$22.1	$21.1
Operating costs and expenses	7.8	10.1
NOI	$14.3	$11.0
Total:
Revenues	$70.5	$56.2
Operating costs and expenses	41.9	36.5
NOI	$28.6	$19.7

Revenues and NOI from Summerlin increased $14.4 million and $5.3 million, respectively, for the three months ended March 31, 2003.  These increases were attributable primarily to higher levels of land sold for residential purposes.  The increase in operating margins in the three months ended March 31, 2003 was due primarily to the effects of favorable pricing resulting from higher demand and due to limited availability of similar land.

Revenues and NOI from Columbia operations increased $1.0 million and $3.3 million, respectively, for the three months ended March 31, 2003.   Revenues and NOI increased $1.8 million from our share of earnings from residential sales at the master planned community of Fairwood.  Other revenues from Columbia operations decreased $0.8 million.  This decrease was attributable primarily to lower sales for commercial uses.  Our NOI increased despite the lower revenues, due to the sale of certain parcels of land with low cost bases and lower current taxes.

We expect that results of community development should remain strong in 2003, assuming continued favorable market conditions in the Las Vegas and Howard County regions.

Commercial Development:

Commercial development expenses consist primarily of preconstruction expenses and new business costs, net of gains on sales of properties we developed for sale.  Preconstruction expenses relate to retail and office and other property development opportunities which may not go forward to completion.  New business costs relate primarily to the evaluation of potential acquisition and development projects.  Commercial development expenses increased by $1.6 million for the three months ended March 31, 2003, compared to the same period in 2002.  This increase was primarily attributable to increased focus on acquisition activities.

Corporate:

Corporate operating expenses consist of costs associated with Company-wide activities which include shareholder relations, the Board of Directors, financial management, strategic planning and management, and equity in operating results of corporate investments.  Corporate operating expenses were $5.5 million and $4.2 million for the three months ended March 31, 2003 and 2002, respectively.

Other Operating Information

Interest expense:  Interest expense was $61.5 million for the three months ended March 31, 2003, and $49.7 million for the three months ended March 31, 2002.  The increase for the three months ended March 31, 2003 was attributable primarily to an increase in the average debt balance, partially offset by lower average interest rates on variable rate debt.  The increase in the average debt balance was attributable primarily to the 2002 acquisitions.

Depreciation and amortization:  Depreciation and amortization expense was $43.2 million for the three months ended March 31, 2003, and $30.1 million for the three months ended March 31, 2002.  The increases were attributable primarily to depreciation of the properties acquired in 2002.

Other provisions and losses:  The other provisions and losses, net are summarized as follows (in millions):

Three months ended March 31,

2003

2002

Pension plan curtailment loss

$

(10.2

)

$

—

Provision for organizational changes, including early retirement and related costs

(6.3

)

—

Losses on early extinguishment of debt

—

(0.2

)

Impairment provision - MerchantWired

—

(1.4

)

Loss on foreign exchange derivatives

—

(8.2

)

Other

3.6

—

$

(12.9

)

$

(9.8

)

As discussed in note 6 to the condensed consolidated financial statements, our Board of Directors approved modifications to curtail our defined benefit pension plans so that covered employees will not earn additional benefits for future services.  As a result of the modification, we were required to immediately recognize substantially all of the unamortized prior service cost and unrecognized transition obligation of the plans.  This resulted in a $10.2 million curtailment loss.

The provision for organizational changes related primarily to our 2002 consolidation of the management of our Property Operations and Commercial and Office Development divisions into a single Asset Management Group.  In connection with this organizational change, we initiated a plan to reduce the size of our workforce and adopted a voluntary early retirement program in which employees who met certain criteria were eligible to participate.  Additionally, a member of senior management elected to retire in March 2003.  The costs incurred for the three months ended March 31, 2003, primarily pension plan settlements for employees electing early retirement and severance and other benefit costs for the retiring executive, aggregated $6.3 million.

The other amount for the three months ended March 31, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.

MerchantWired was an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants.  The loss in the three months ended March 31, 2002 is attributable to our equity in an impairment provision recorded by the venture.

A portion of the purchase price for the acquisition of assets from Rodamco was payable in euros.  In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819.  These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date.  The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of the contracts had declined to $3.1 million and we recorded a loss of $8.2 million in the three months then ended.

Income taxes:  We own and operate several taxable REIT subsidiaries (“TRS”), which allow us to engage in certain nonqualifying REIT activities.  With respect to the TRS, we are liable for income taxes at the Federal and state levels, and the current and deferred income tax provisions relate primarily to the earnings of the TRS.

At March 31, 2003, our net deferred tax liability was $101.1 million.  Deferred income taxes will become payable as net operating loss carryforwards are exhausted and temporary differences reverse (primarily due to completion of land development projects).

Equity in earnings of unconsolidated real estate ventures:  Equity in earnings of unconsolidated real estate ventures is summarized as follows (in millions):

	Three months ended March 31,
	2003	2002
Net operating income	$22.3	$16.9
Ground rent expense	0.4	0.3
Interest expense	7.2	7.4
Depreciation and amortization	7.2	2.8
Equity in earnings of unconsolidated real estate ventures	$7.5	$6.4

For segment reporting purposes, our share of the NOI of unconsolidated real estate ventures is included in the operating results of retail centers, office and other properties, community development and commercial development as discussed above in this Management’s Discussion and Analysis.  The increase in NOI and depreciation and amortization expense was primarily attributable to the Rodamco transaction.  In connection with this transaction, we acquired interests in several properties and other investments that are accounted for as unconsolidated real estate ventures (Oakbrook Center, Water Tower Place, River Ridge, Kravco Investments, L.P. and Westin Hotel).  We also acquired from Rodamco the remaining interests in properties (Collin Creek, North Star, Perimeter Mall and Willowbrook) in which we previously had a noncontrolling interest and accounted for as unconsolidated real estate ventures.  Also, we disposed of a 50% tenancy in common interest in Franklin Park in April 2002, opened the Village of Merrick Park in September 2002, admitted a 50% joint venture partner in Perimeter Mall in October 2002 and acquired the controlling financial interests in Ridgedale Center and Southland Center in November 2002.  Our share of the average debt balance of unconsolidated real estate ventures increased as a result of these transactions.  However, the effect of the higher average debt balance on our share of interest expense was offset by lower average interest rates on the ventures’ debt.

Discontinued operations: The operating results of discontinued operations are summarized as follows (in millions):

	Three months ended March 31,
	2003	2002
Net operating income	$11.3	$12.5
Ground rent expense	0.2	0.1
Interest expense	4.6	5.6
Depreciation and amortization	2.4	4.0
Other provisions and losses	—	5.1
Deferred income tax benefit	—	1.3
Discontinued operations	$4.1	$(1.0)

Discontinued operations include the operating results of 4 retail centers held for sale at March 31, 2003 and properties sold during 2002 in which we do not have significant continuing involvement (see note 3 to the condensed consolidated financial statements).  For segment reporting purposes, our share of the NOI of the properties in discontinued operations is included in the operating results of retail centers or commercial development as discussed above in this Management’s Discussion and Analysis.  The results for the three months ended March 31, 2002 include a loss incurred in connection with the repayment of debt of properties sold which was extinguished prior to scheduled maturity ($3.1 million, net of income tax benefits of $2.0 million).

Net earnings:  The increase in net earnings for the three months ended March 31, 2003 as compared to the same period in 2002 was attributable to the factors discussed above.

Funds From Operations:  We use Funds From Operations (FFO) as a supplement to our reported net earnings.  Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes over time as reflected through depreciation and amortization expenses.  We believe that the value of real estate assets does not diminish predictably over time, as historical cost accounting implies, and instead fluctuates due to market and other conditions.  Accordingly, we believe FFO provides investors with useful information about our operating performance because it excludes real estate depreciation and amortization expense.  We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts (NAREIT).  Accordingly, FFO is defined as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding gains (losses) on depreciated operating properties and real estate depreciation and amortization expense.  FFO is not a liquidity measure and should not be considered as an alternative to cash flows or indicative of cash available for distribution.  It also should not be considered an alternative to net earnings, as determined in accordance with GAAP, as an indication of our financial performance.

Net earnings is reconciled to Funds From Operations as follows (in millions):

	Three months ended March 31,
	2003	2002
Net earnings	$24.1	$14.7
Depreciation and amortization	52.8	36.9
Net gains on operating properties	(0.3)	(1.1)
Funds From Operations	$76.6	$50.5

Depreciation and amortization and net gains on operating properties include the effects of unconsolidated real estate ventures and the operating results of properties classified in discontinued operations.

The increase in FFO for the three months ended March 31, 2003 compared to the same period in 2002 was attributable to factors discussed above in this Management’s Discussion and Analysis.

Financial condition, liquidity and capital resources

Shareholders’ equity increased by $2.9 million from December 31, 2002 to March 31, 2003.  The increase was primarily attributable to net earnings for the three months ended March 31, 2003 and the effect of the exercise of stock options and release of restrictions on common stock granted to executives.  These increases were partially offset by the payment of regular quarterly dividends on our common and Preferred stocks.

We had cash and cash equivalents and investments in marketable securities totaling $84.4 million at March 31, 2003, including $7.9 million of investments held for restricted uses.

We have a $450 million unsecured revolving credit facility from a group of lenders.  The facility is available until December 2003, subject to a one-year renewal option.  The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs.  It may also be used to pay some portion of existing debt.  Availability under the facility was $152 million at March 31, 2003.  We are currently negotiating terms of a larger replacement credit facility which we expect to obtain in the third quarter of 2003.

We have a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, preferred stock and debt securities.  At March 31, 2003, we had issued approximately $1.22 billion in aggregate of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.03 billion.

On April 28, 2003, we sold four retail centers in the Philadelphia metropolitan area for a gross sales price of approximately $470 million, including cash proceeds of approximately $174 million and approximately $296 million of property debt that was assumed by the purchaser or repaid at settlement.  We used approximately $4 million of the cash proceeds for transaction costs related to the sales.  We expect to sell two additional retail centers to the same purchaser in the second quarter of 2003 for cash proceeds of approximately $71 million and we expect to pay transaction costs related to the sales of approximately $2 million.  Total cash proceeds expected from the sales transactions, after transaction costs, is approximately $239 million.  In a related transaction, we used approximately $40 million of the cash proceeds from the sales to acquire Christiana Mall from a party related to the purchaser.  We also assumed a participating mortgage with a fair value of approximately $160 million secured by Christiana Mall.  The holder of this mortgage has the right to receive $120 million in cash and a participation in cash flows, and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  We believe that the holder will exercise this right.  We expect to use proceeds from a newly committed $120 million mortgage secured by Christiana Mall to repay the fixed portion of this mortgage.  The remaining cash proceeds from the sale transactions will be used to repay other debt and/or fund other investment opportunities.

On May 5, 2003, we agreed to purchase a significant parcel of investment land and land to be held for development and sale for approximately $77 million, including assumed debt of approximately $57 million and $20 million cash due at closing.  We expect to close this transaction in the second quarter of 2003.

Our debt at March 31, 2003 is summarized as follows (in millions):

	Total	Due in one year
Mortgages and bonds	$3,426.1	$440.4
Medium-term notes	48.5	—
Credit facility borrowings	298.0	298.0
Other loans	739.2	1.4
Total	$4,511.8	$739.8

As of March 31, 2003, our debt due in one year included $124.2 million that was assumed by the purchaser or repaid at settlement of the four retail centers discussed above and $298.0 million on our revolving credit facility.  We used approximately $119 million of the proceeds from the disposition of the four retail centers to repay borrowings under our revolving credit facility.  The remaining balance due in one year include balloon payments of $266.7 million that are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages) and other available corporate funds.  We may obtain extensions of maturities on certain loans.  We may use distributions of financing proceeds from unconsolidated real estate ventures to provide liquidity.  We may also sell interests in operating properties or contribute operating properties or development projects (including assets acquired jointly from Rodamco) to joint ventures in exchange for cash distributions from and ownership interests in the joint ventures.

We expect to spend more than $235 million for new developments, expansions and improvements to existing properties and investments in unconsolidated real estate joint ventures in the remainder of 2003.  These expenditures will be financed primarily by operating cash flows, the proceeds of construction loans secured by the projects and credit facility borrowings.  We may also acquire interests in income-producing properties and/or community development projects that meet our investment criteria.  We are continually evaluating sources of capital, and we believe there are satisfactory sources available for all requirements.

Net cash provided by operating activities was $73.0 million and $57.4 million for the three months ended March 31, 2003 and 2002, respectively.  The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and land development costs.  The increase in net cash provided of $15.6 million was attributable primarily to the operating cash flows of the properties acquired in 2002.

Net cash used by investing activities was $91.9 million and $63.5 million for the three months ended March 31, 2003 and 2002, respectively.  The increase in net cash used of $28.4 million was due primarily to an increase in expenditures for properties in development (primarily the redevelopment of Fashion Show).  Also, in the three months ended March 31, 2002, we invested $11.3 million in options to purchase euros; there was not a similar transaction during the three months ended March 31, 2003.

Net cash provided by financing activities was $30.2 million and $260.8 million for the three months ended March 31, 2003 and 2002, respectively.  The decrease in net cash provided by financing activities relates to our issuance of 16.675 million shares of common stock for net proceeds of $456.4 million under our shelf registration statement in January and February 2002.  We used a portion of the proceeds from the stock issuance to repay borrowings under our credit facility and to repay property debt.  The remaining proceeds from the common stock issuance ($279.3 million) were used to fund a portion of the acquisition of assets from Rodamco in May 2002.  The decrease was partially offset by an increase in borrowings under our credit facility in 2003.

Unconsolidated real estate ventures:

We have interests in unconsolidated real estate ventures that own and/or develop properties.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements.  We may also contribute our interests in properties to unconsolidated ventures for cash distributions and interests in the ventures.  In general, these ventures own retail centers managed by us for a fee and are controlled jointly by our venture partners and us.  These ventures also include a joint venture that is developing the planned community of Fairwood in Prince George’s County, Maryland.

We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that developed the Village of Merrick Park.  At March 31, 2003, the outstanding balance under this loan was $175.2 million.  The maximum amount that may be borrowed under the loan is $200 million.  The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements.  Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

Critical accounting policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments.  Our critical accounting policies are those applicable to the evaluation of  impairment of long-lived assets, the evaluation of the collectibility of accounts and notes receivable and profit recognition on land sales.

Impairment of long-lived assets:  If events or changes in circumstances indicate that the carrying values of operating properties, properties in development or land held for development and sale may be impaired, a recovery analysis is performed based on the estimated undiscounted future cash flows to be generated from the property.  If the analysis indicates that the carrying value of the tested property is not recoverable from estimated future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.  Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates.  The estimated cash flows used for the impairment analyses and to determine estimated fair values are based on our plans for the tested asset and our views of market and economic conditions.  The estimates consider matters such as current and historical rental rates, occupancies for the tested property and comparable properties and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses which, under the applicable accounting guidance, could be substantial.

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

Collectibility of accounts and notes receivable:  The allowance for doubtful accounts and notes receivable is established based on quarterly analysis of the risk of loss on specific accounts.  The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things.  Our estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants.

Profit recognition on land sales:  Cost of land sales is determined as a specified percentage of land sales revenues recognized for each development project. The cost ratios are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project and are reviewed regularly and revised periodically for changes in estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project.

New financial accounting standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  Our adoption of SFAS No. 146 in January 2003 did not have a material effect on our results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date.  Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003.  We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  We are in the process of evaluating the effects of applying Interpretation No. 46 in 2003.  Based on our preliminary analysis, we do not expect that adoption will involve any cumulative effect adjustment.

Information relating to forward-looking statements:

This report on Form 10-Q includes forward-looking statements which reflect our current views with respect to future events and financial performance.  Such forward-looking statements include, among others, statements regarding demand for retail space, expectations as to operating results from our retail centers, our office and other properties, and our community development activities, expectations relating to the opening of the second phase of our Fashion Show redevelopment project, expectations regarding income taxes in future years and our beliefs as to our liquidity and capital resources and as to our expenditures for new developments, expansions and improvements.

Forward-looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated.  The words “will,” “plan,” “believe”, “expect”, “anticipate,” “target” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) changes in the economic climate; (2) dependence on rental income from real property; (3) lack of geographical diversification;  (4) possible environmental liabilities; (5) real estate development and investment risks; (6) effect of uninsured loss; (7) cost and adequacy of insurance; (8) liquidity of real estate investments; (9) competition; (10) real estate investment trust risks; (11) changes in tax laws or regulations; and (12) risks associated with the acquisition of assets from Rodamco.  Further, domestic or international incidents could affect general economic conditions and our business.  For a more detailed discussion of these and other factors, see Exhibit 99.2 of our Form 10-Q for the quarterly period ended March 31, 2003.

Market risk information:

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates.  Our market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or to finance project development costs (e.g., construction loan advances).  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows.  In order to achieve this objective, we rely primarily on long-term, fixed rate nonrecourse loans from institutional lenders to finance our operating properties.  We also use interest rate exchange agreements, including interest rate swaps and caps, to mitigate our interest rate risk on variable rate debt.  The fair value of these and other derivative financial instruments is a liability of approximately $11.3 million at March 31, 2003.  We do not enter into interest rate exchange agreements for speculative purposes.

Our interest rate risk is monitored closely by management.  The table below presents the annual maturities and weighted-average interest rates on outstanding debt at the end of each year required to evaluate expected cash flows under debt agreements and our sensitivity to interest rate changes at March 31, 2003.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (dollars in millions):

	Remaining 2003	2004	2005	2006	2007	Thereafter	Total
Fixed rate debt	$113	$288	$241	$387	$279	$1,884	$3,192
Average interest rate	7.5%	7.5%	7.4%	7.3%	7.3%	7.3%	7.3%

Variable rate LIBOR debt	$462	$285	$292	$15	$260	$6	$1,320
Average interest rate	3.0%	2.9%	2.6%	2.5%	3.0%	3.0%	2.9%

At March 31, 2003, approximately $346 million of our variable rate LIBOR debt related to borrowings under construction loans that we expect to repay with proceeds of long-term, fixed-rate debt in 2004 and 2005 when we expect to complete construction of the related projects.

We have approximately $1.3 billion of variable interest rate debt (“variable-rate debt”) at March 31, 2003.  The interest rate on a portion of this variable-rate debt is based on LIBOR plus a margin (typically between 1% and 2%).  At March 31, 2003, the LIBOR rate was 1.3%.  We had interest rate swap agreements and forward-starting swap agreements in place at March 31, 2003.  These swap agreements and forward-starting swap agreements effectively fix the LIBOR rate on a portion of our variable-rate debt and are summarized as follows:

Notional Amount	Fixed LIBOR Rate	Term
$ 34.4 million	3.53%	December 2001 – December 2003
200.0 million	4.24	January 2003 – December 2003
26.3 million	4.71	January 2002 – December 2006
55.0 million	1.52	February 2003 – December 2003
432.0 million	1.37	February 2003 – June 2003
150.0 million	1.39	February 2003 – August 2003
40.0 million	1.78	February 2003 – June 2004
432.0 million	1.63	July 2003 – December 2003
150.0 million	1.84	September 2003 –March 2004
161.5 million	2.35	January 2004 – July 2004
135.0 million	2.20	January 2004 – May 2004
135.0 million	2.85	June 2004 – October 2004
161.5 million	3.16	July 2004 – January 2005

As the table incorporates only those exposures that exist as of March 31, 2003, it does not consider exposures or positions which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after March 31, 2003, our hedging strategies during that period and interest rates.

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

Part II.  Other Information.

Item 1.	Legal Proceedings.
None

Item 2..	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits and Reports.
(a) Exhibits
Exhibit 10 – Material Contracts
Exhibit 99.1 – Factors Affecting Future Operating Results
Exhibit 99.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on April 8, 2003.  The form provided supplemental materials that were used to discuss community development activities with a group of analysts and investors.

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on April 29, 2003.  The form provided our press release regarding earnings for the first quarter of 2003 and certain supplemental information not included in the press release.

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on May 7, 2003.  The form provided Five Year Historical Funds From Operations (as defined by the National Association of Real Estate Investment Trusts) and Net Earnings data for informational purposes.

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on May 8, 2003.  The form provided 2003 Segment Performance Guidance that was discussed at our Annual Meeting of Shareholders on May 8, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

on behalf of
THE ROUSE COMPANY and as

Principal Financial Officer:

Date:	May 12, 2003	By	/s/ Thomas J. DeRosa
Thomas J. DeRosa
Vice Chairman and Chief Financial Officer

Principal Accounting Officer:

Date:	May 12, 2003	By	/s/ Melanie M. Lundquist
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003

/s/ Thomas J. DeRosa
Thomas J. DeRosa
Vice Chairman and Chief Financial Officer

Exhibit Index

Exhibit No.

10	Material Contracts

99.1	Factors Affecting Future Operating Results

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002