Form 10-Q
period 2003-06-30
ROUSE COMPANY
filed 2003-08-14
CIK 85388

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2003

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number  001-11543

(Exact name of registrant as specified in its charter)

Maryland	52-0735512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10275 Little Patuxent Parkway Columbia, Maryland	21044-3456
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒                   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒                   No  ☐

Indicate the number of shares outstanding of the issuer’s common stock as of August 6, 2003:

Common Stock, $0.01 par value	88,222,730
Title of Class	Number of Shares

Part I.      Financial Information

Item 1.    Financial Statements:

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2003 and 2002

(Unaudited; in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Rents from tenants	$192,119	$166,089	$381,918	$304,493
Land sales	88,256	46,783	157,439	102,987
Other	14,704	12,305	28,858	30,012
Total revenues	295,079	225,177	568,215	437,492

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Operating properties	(82,596)	(72,732)	(164,384)	(134,743)
Land sales operations	(59,136)	(31,710)	(99,680)	(66,287)
Other	(16,664)	(10,414)	(29,661)	(20,907)
Total operating expenses, exclusive of provision for bad debts, depreciation and amortization	(158,396)	(114,856)	(293,725)	(221,937)

Interest expense	(55,877)	(53,790)	(115,591)	(101,645)
Provision for bad debts	(1,578)	(2,950)	(2,752)	(4,698)
Depreciation and amortization	(43,400)	(33,450)	(84,435)	(61,889)
Other income, net	5,809	1,755	5,465	2,633
Other provisions and losses, net	(13,811)	(873)	(26,729)	(10,684)

Earnings before income taxes, equity in earnings of unconsolidated real estate ventures, net gains on operating properties and discontinued operations	27,826	21,013	50,448	39,272
Income taxes, primarily deferred	(16,016)	(6,641)	(26,588)	(16,884)
Equity in earnings of unconsolidated real estate ventures	6,781	6,655	14,281	13,014
Earnings before net gains on operating properties and discontinued operations	18,591	21,027	38,141	35,402

(continued)

The accompanying notes are an integral part of these statements.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net gains on operating properties	$21,573	$47,710	$21,804	$48,824
Earnings from continuing operations	40,164	68,737	59,945	84,226
Discontinued operations	97,928	29,412	102,287	28,626

Net earnings	138,092	98,149	162,232	112,852
Other items of comprehensive income (loss):
Minimum pension liability adjustment	390	(556)	390	(889)
Unrealized gains (losses) on derivatives designated as cash flow hedges	153	(5,488)	(3,199)	(1,762)

Comprehensive income	$138,635	$92,105	$159,423	$110,201

Net earnings applicable to common shareholders	$135,054	$95,111	$156,156	$106,776

Earnings per share of common stock
Basic:
Continuing operations	$.42	$.76	$.62	$.93
Discontinued operations	1.12	.34	1.17	.34

Total	$1.54	$1.10	$1.79	$1.27

Diluted:
Continuing operations	$.41	$.73	$.60	$.91
Discontinued operations	1.09	.31	1.15	.33

Total	$1.50	$1.04	$1.75	$1.24

Dividends per share:
Common stock	$.42	$.39	$.84	$.78

Preferred stock	$.75	$.75	$1.50	$1.50

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Property:
Operating properties:
Property	$5,183,597	$5,710,945
Less accumulated depreciation	867,134	896,963
	4,316,463	4,813,982

Deferred costs	226,246	201,959
Less accumulated amortization	88,962	84,713
	137,284	117,246
Net property and deferred costs of operating properties	4,453,747	4,931,228

Properties in development	217,952	176,214
Investment land and land held for development and sale	383,626	321,744

Total property	5,055,325	5,429,186

Investments in unconsolidated real estate ventures	454,929	422,735

Advances to unconsolidated real estate ventures	20,360	19,670

Prepaid expenses, receivables under finance leases and other assets	353,664	383,914

Accounts and notes receivable	49,852	56,927

Investments in marketable securities	34,485	32,103

Cash and cash equivalents	52,729	41,633

Total assets	$6,021,344	$6,386,168

The accompanying notes are an integral part of these statements.

	June 30, 2003	December 31, 2002
	(Unaudited)
Liabilities:
Debt:
Property debt not carrying a Parent Company guarantee of repayment	$2,873,811	$3,271,437
Parent Company debt and debt carrying a Parent Company guarantee of repayment:
Property debt	180,670	158,258
Other debt	889,615	1,011,782
	1,070,285	1,170,040

Total debt	3,944,096	4,441,477

Accounts payable and accrued expenses	175,586	231,341
Other liabilities	544,672	464,926

Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debt securities	126,590	136,340

Shareholders’ equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	41	41
Common stock of 1¢ par value per share; 250,000,000 shares authorized; 88,554,056 shares issued in 2003 and 86,909,700 shares issued in 2002	886	869
Additional paid-in capital	1,273,527	1,234,848
Accumulated deficit	(27,311)	(109,740)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(3,275)	(3,665)
Unrealized net losses on derivatives designated as cash flow hedges	(13,468)	(10,269)

Total shareholders’ equity	1,230,400	1,112,084

Total liabilities and shareholders’ equity	$6,021,344	$6,386,168

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(Unaudited, in thousands)

	2003	2002
Cash flows from operating activities:
Rents from tenants and other revenues received	$446,753	$390,767
Proceeds from land sales and notes receivable from land sales	173,509	92,554
Interest received	3,847	5,531
Operating expenditures	(232,258)	(171,929)
Land development expenditures	(75,487)	(59,159)
Interest paid	(125,146)	(115,603)
Income taxes paid	(2,881)	(2,558)
Operating distributions from unconsolidated real estate ventures	27,733	14,331
Net cash provided by operating activities	216,070	153,934

Cash flows from investing activities:
Expenditures for properties in development	(98,015)	(67,431)
Expenditures for improvements to existing properties	(32,794)	(17,938)
Expenditures for acquisitions of interests in properties and other assets	(1,501)	(809,074)
Proceeds from dispositions of interests in properties	264,772	132,183
Expenditures for investments in unconsolidated ventures	(23,834)	(25,612)
Other	4,702	106
Net cash provided (used) by investing activities	113,330	(787,766)

Cash flows from financing activities:
Proceeds from issuance of property debt	193,560	66,581
Repayments of property debt:
Scheduled principal payments	(37,889)	(42,868)
Other payments	(271,848)	(74,019)
Proceeds from issuance of other debt	6,747	392,500
Repayments of other debt	(121,690)	(80,000)
Repayments of Company-obligated mandatorily redeemable preferred securities	(9,750)	—
Purchases of common stock	(20,886)	(14,901)
Proceeds from issuance of common stock	—	456,347
Proceeds from exercise of stock options	31,684	11,682
Dividends paid	(79,802)	(73,522)
Other	(8,430)	(9,354)
Net cash provided (used) by financing activities	(318,304)	632,446

Net increase (decrease) in cash and cash equivalents	11,096	(1,386)
Cash and cash equivalents at beginning of period	41,633	32,123

Cash and cash equivalents at end of period	$52,729	$30,737

The accompanying notes are an integral part of these statements.

	2003	2002

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$162,232	$112,852
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	90,580	72,297
Decrease in undistributed earnings of unconsolidated real estate ventures	14,352	1,327
Net gains on operating properties	(91,606)	(76,482)
Gains on extinguishment of debt	(21,163)	—
Participation expense pursuant to Contingent Stock Agreement	36,120	17,449
Provision for bad debts	3,568	5,895
Debt assumed by purchasers of land	(16,585)	(7,491)
Deferred income taxes	22,466	12,626
Other, net	16,106	15,461
Net cash provided by operating activities	$216,070	$153,934

Schedule of noncash investing and financing activities:

Common stock issued pursuant to Contingent Stock Agreement	$21,058	$12,948
Lapses of restrictions on common stock awards	6,839	403
Debt assumed by purchasers of land	16,585	7,491
Debt assumed by purchaser of properties	276,588	—
Debt and other liabilities assumed in acquisition of assets	226,567	—
Debt extinguished in excess of cash paid	28,026	—
Property and other assets contributed to an unconsolidated real estate venture	164,306	—
Debt and other liabilities related to property contributed to an unconsolidated real estate venture	163,406	—
Debt and other liabilities assumed in acquisition of assets from Rodamco North America N.V.	—	662,997
Capital lease obligations incurred	1,429	10,715

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2003

(1)   Principles of statement presentation

(a)   Basis of presentation

The unaudited condensed consolidated financial statements of The Rouse Company, our subsidiaries and partnerships (“we” or “Rouse”) include all adjustments which are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All such adjustments are of a normal recurring nature.  The statements have been prepared using the accounting policies described below and in the 2002 Annual Report to Shareholders.

Certain amounts for 2002 have been reclassified to conform to our current presentation.

(b)   Property

Properties to be developed or held and used in operations are carried at cost reduced for impairment losses, where appropriate.  Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs directly related to the project. The preconstruction stage of development of an operating property (or an expansion of an existing property) includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development.  Provisions are made for costs of potentially unsuccessful preconstruction efforts by charges to operations.  Development and construction costs and costs of significant improvements, replacements and renovations at operating properties are capitalized, while costs of maintenance and repairs are expensed as incurred.

Direct costs associated with financing and leasing of operating properties are capitalized as deferred costs and amortized using the interest or straight-line methods, as appropriate, over the periods of the related agreements.

Depreciation of operating properties is computed using the straight-line method.  The annual rate of depreciation for most of the retail centers is based on a 55-year composite life and a salvage value of approximately 10%.  The other retail centers, all office buildings and other properties are generally depreciated using composite lives of 40 years.

If events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property.  If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.  Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates.

Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell.  The net carrying values of operating properties are classified as properties held for sale when the properties are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met.  Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating, depreciation is resumed, depreciation for the period the properties were classified as held for sale is recognized and deferred selling costs, if any, are charged to earnings.

(c)   Acquisitions of operating properties

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining non-cancelable terms of the respective leases.

The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  We use independent appraisals or our estimates to determine the respective property values.  Our estimates of value are made using methods similar to those used by independent appraisers.  Factors we consider in our analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases.  In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals during the expected lease-up periods.  We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  Characteristics we consider in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from two to 10 years.  The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

(d)   Revenue recognition

Rents from tenants

Minimum rent revenues are recognized on a straight-line basis over the terms of the leases.  Rents based on tenant sales are recognized when tenant sales exceed any contractual threshold.

Revenues for recoveries from tenants of real estate taxes, utilities, maintenance, insurance and other expenses pursuant to leases are recognized in the period in which the related expenses are incurred.  Management fee revenues are generally calculated as a fixed percentage of revenues of the managed property and are recognized as the revenues are earned.

Land sales

Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by us with the land sold are met.  Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.  For land sale transactions under the terms of which we are required to perform additional services and incur significant costs after title has passed, revenues and cost of sales are recognized on a percentage of completion basis.

Cost of land sales is generally determined as a specified percentage of land sales revenues recognized for each land development project.  The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project.  The ratios are reviewed regularly and revised periodically for changes in estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project.  The specific identification method is used to determine cost of sales for certain parcels of land.

(e)   Derivative financial instruments

We use derivative financial instruments to reduce risk associated with movements in interest rates.  We may choose to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings.  In some instances, lenders may require us to do so.  In order to limit interest rate risk on variable-rate borrowings, we may enter into interest rate swaps or interest rate caps to hedge specific risks.  In order to limit interest rate risk on forecasted borrowings, we may enter into forward-rate agreements, forward starting swaps, interest rate locks and interest rate collars.  We may also use derivative financial instruments to reduce risk associated with movements in currency exchange rates if and when we are exposed to such risk.  We do not use derivative financial instruments for speculative purposes.

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Under interest rate swap agreements, we and the counterparties agree to exchange the difference between fixed-rate and variable-rate interest amounts calculated by reference to specified notional principal amounts during the agreement period.  Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less.

Parties to interest rate exchange agreements are subject to market risk for changes in interest rates and risk of credit loss in the event of nonperformance by the counterparty.  We do not require any collateral under these agreements but deal only with highly rated financial institution counterparties (which, in certain cases, are also the lenders on the related debt) and expect that all counterparties will meet their obligations.

All of the interest rate swap agreements we used in 2003 and 2002 qualified as cash flow hedges and hedged our exposure to forecasted interest payments on variable-rate LIBOR-based debt.  Accordingly, the effective portion of the swaps’ gains or losses are reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transaction affects earnings.  If we discontinue a cash flow hedge because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income will be immediately reclassified into earnings.  If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, the net gain or loss in accumulated other comprehensive income is reclassified to earnings over the term of the designated hedging relationship.

In the periods presented, we have not recognized any losses as a result of hedge discontinuance and the losses that we recognized related to changes in the time value of interest rate cap agreements were immaterial.

Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

(f)    Stock-based compensation

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net earnings, as reported	$138,092	$98,149	$162,232	$112,852
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects and amounts capitalized	1,259	423	3,095	837

Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects and amounts capitalized	(2,418)	(1,571)	(5,754)	(3,269)

Pro forma net earnings	$136,933	$97,001	$159,573	$110,420
Earnings per share of common stock
Basic:
As reported	$1.54	$1.10	$1.79	$1.27
Pro forma	$1.53	$1.09	$1.76	$1.24

Diluted:
As reported	$1.50	$1.04	$1.75	$1.24
Pro forma	$1.49	$1.03	$1.73	$1.22

(2)   Tax matters

We elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  We believe that we met the qualifications for REIT status as of June 30, 2003 and intend to meet the qualifications in the future.

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

In connection with our election to be taxed as a REIT, we have also elected to be subject to the “built-in gain” rules on the assets of our Qualified REIT Subsidiaries (“QRS”).  Under these rules, taxes will be payable at the time and to the extent that the net unrealized gains on our assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion.  Such net unrealized gains were approximately $2.5 billion.  We believe that we will not be required to make significant payments of taxes on built-in gains with respect to these assets throughout the ten-year period due to the availability of our net operating loss carryforward to offset built-in gains which might be recognized and the ability for us to make nontaxable dispositions through like-kind exchanges, if necessary.  It may be necessary to recognize a liability for such taxes in the future, if our plans and intentions with respect to QRS asset dispositions or the related tax laws change.

Our net deferred tax liability was $114.9 million at June 30, 2003 and $92.4 million at December 31, 2002.  Deferred income taxes will become payable as net operating loss carryforwards are exhausted and temporary differences reverse (primarily due to completion of land development projects).

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

During the three months ended June 30, 2003, we sold six retail centers in the Philadelphia metropolitan area and eight office and industrial buildings in the Baltimore-Washington corridor, as we believed that the properties no longer met our investment criteria.  We classified the operating results related to these properties in discontinued operations for all periods presented in the condensed consolidated financial statements.

In 2002, we sold eleven community retail centers in Columbia, Maryland and Tampa Bay Center as we believed these properties no longer met our investment criteria.  We also sold a newly constructed community retail center in Summerlin, Nevada.  We constructed this property with the intention of selling it.  We classified the operating results related to these properties in discontinued operations for all periods presented in the condensed consolidated financial statements.

The operating results of the properties sold in 2003 and 2002 included in discontinued operations are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues	$13,025	$26,487	$41,728	$57,146
Operating expenses, exclusive of provision for bad debts, ground rent expense, depreciation and amortization	(6,504)	(11,909)	(19,148)	(25,568)
Provision for bad debts	(443)	(647)	(816)	(1,196)
Ground rent expense	(200)	(316)	(603)	(659)
Interest expense	(2,886)	(6,732)	(9,284)	(14,175)
Depreciation and amortization	(1,612)	(4,842)	(6,145)	(10,516)
Other gains (provisions and losses), net	26,896	(210)	26,896	(5,346)
Net gains on operating properties	69,760	27,658	69,802	27,658
Income tax benefit (provision):
Current	(108)	(73)	(143)	(73)
Deferred	—	(4)	—	1,355

Discontinued operations	$97,928	$29,412	$102,287	$28,626

During the three months ended June 30, 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.  In connection with these transactions, we received net cash proceeds of $218.3 million, the purchaser assumed or repaid at settlement $276.6 million of property debt, and we assumed a participating mortgage secured by Christiana Mall.  We recognized net gains on operating properties of $65.4 million relating to the monetary portions of these transactions.

During the three months ended June 30, 2003, we also sold eight office and industrial buildings in the Baltimore-Washington corridor for net proceeds of $46.6 million.  We recognized gains on operating properties of $4.4 million relating to the sales of these properties.

We also recorded a net gain of $26.9 million related to the extinguishment of debt secured by two of the properties subsequently sold in the Philadelphia metropolitan area and held by a lender which released the mortgages for a cash payment of less than their aggregate carrying amount.

In April 2002, we sold our interests in 12 community retail centers in Columbia, Maryland for net proceeds of $111.1 million.  We recorded a gain on this transaction of approximately $32.0 million, net of deferred income taxes of $18.4 million.  Our interests in one of the community retail centers were reported in unconsolidated real estate ventures and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations (see note 9).  The remaining gain on this transaction ($27.7 million, net of deferred income taxes of $16.4 million) is classified as a component of discontinued operations.  In anticipation of the sale of the community retail centers, we repaid debt secured by these properties in March 2002 and incurred a loss on this repayment of $5.3 million, including prepayment penalties of $4.6 million.

(4)   Unconsolidated real estate ventures

We own interests in unconsolidated real estate ventures that own and/or develop properties.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements.  We may also contribute our interests in properties to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  We account for the majority of these ventures using the equity method because we have joint interest and control of properties with our venture partners.  For those ventures where we own less than 5% interest and have virtually no influence on the venture’s operating and financial policies, we account for our investment using the cost method.

At June 30, 2003 and December 31, 2002, these ventures were primarily partnerships and corporations which own retail centers and a joint venture that is developing the planned community of Fairwood in Prince George’s County, Maryland. These ventures also include a newly formed venture that owns Christiana Mall.  Most of the properties owned by these ventures are managed by our affiliates for fees and the ventures reimburse us for certain direct costs.

(5)   Debt

Debt is summarized as follows (in thousands):

	June 30, 2003		December 31, 2002
	Total	Due in one year	Total	Due in one year
Mortgages and bonds	$3,024,988	$419,418	$3,410,257	$304,737
Medium-term notes	45,500	—	48,500	—
Credit facility borrowings	124,000	—	242,690	242,690
Other loans	749,608	1,239	740,030	1,014
Total	$3,944,096	$420,657	$4,441,477	$548,441

The amounts due in one year represent maturities under existing loan agreements, except where refinancing commitments from outside lenders have been obtained.  In these instances, maturities are determined based on the terms of the refinancing commitments.

We expect to repay the debt due in one year with operating cash flows, proceeds from property refinancings (including refinancings of maturing mortgages), credit facility borrowings or other available corporate funds.

At June 30, 2003 and December 31, 2002, approximately $82.7 million and $83.2 million, respectively, of our debt provided for payments of additional interest based on operating results of the related properties in excess of stated levels.  The participating debt primarily relates to a retail center where the lender receives a fixed interest rate of 7.625% and a 5% participation in cash flows.  The lender also will receive a payment at maturity (November 2004) equal to the greater of 5% of the value of the property in excess of the debt balance or the amount required to provide an internal rate of return of 8.375% over the term of the loan.  The internal rate of return of the lender is limited to 12.5%.  We recognize interest expense on this debt at a rate required to provide the lender the required minimum internal rate of return (8.375%) and monitor the accrued liability and the fair value of the projected payment due on maturity.  Based on our analysis, we believe that the payment at maturity will be the balance needed to provide the specified minimum internal rate of return.

(6)   Pension plans

We have a defined benefit pension plan (“funded plan”) covering substantially all employees and separate, nonqualified unfunded defined benefit pension plans covering directors and participants in the funded plan whose defined benefits exceed the plan’s limits.  In February 2003, we modified our defined benefit pension plans so that covered employees will not earn additional benefits for future service.  Earned benefits will be paid upon a participant’s separation or retirement from the Company.  In a related action, our Board of Directors also approved a new defined contribution plan under which we may make discretionary contributions to covered employees’ 401(k) retirement accounts.

Due to the modification of the pension plan, we measured our benefit obligations as of March 31, 2003, including the impact of the curtailment.  Information relating to the obligations, assets and funded status of the plans at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and year ended December 31, 2002 is summarized as follows (dollars in thousands):

	March 31, 2003		December 31, 2002
	Funded	Unfunded	Funded	Unfunded
Change in benefit obligations:
Benefit obligations at beginning of period	$70,491	$19,799	$64,208	$21,767
Service cost	—	2	4,744	1,069
Interest cost	1,091	317	4,592	1,663
Plan amendment	—	—	2,398	96
Actuarial loss (gain)	(22)	60	4,532	2,315
Benefits paid	(72)	(32)	(226)	(135)
Benefit obligations before special events	71,488	20,146	80,248	26,775
Special events:
Curtailment	(8,734)	(1,105)	—	—
Settlements	(5,119)	(2,251)	(9,757)	(6,976)
Benefit obligations at end of period	57,635	16,790	70,491	19,799

Change in plan assets:
Fair value of plan assets at beginning of period	63,625	—	57,808	—
Actual return on plan assets	(495)	—	(8,183)	—
Employer contributions	592	2,925	24,165	8,056
Benefits paid, including settlements	(5,966)	(2,925)	(10,165)	(8,056)
Fair value of plan assets at end of period	57,756	—	63,625	—

Funded status	121	(16,790)	(6,866)	(19,799)
Unrecognized net actuarial loss	29,564	3,279	39,925	4,823
Unamortized prior service cost	—	165	5,655	4,919
Unrecognized transition obligation	—	—	199	—
Asset (liability) recognized in the condensed consolidated balance sheet	$29,685	$(13,346)	$38,913	$(10,057)
Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$29,685	$—	$38,913	$—
Accrued benefit liability	—	(17,176)	—	(18,641)
Intangible asset	—	165	—	4,919
Accumulated other comprehensive income item — minimum pension liability adjustment	—	3,665	—	3,665
Net amount recognized	$29,685	$(13,346)	$38,913	$(10,057)
Weighted-average assumptions as of end of period:
Discount rate	6.50%	6.50%	6.50%	6.50%
Lump sum rate	6.50	6.50	6.50	6.50
Expected rate of return on plan assets	8.00	—	8.00	—
Rate of compensation increase	—	4.50	4.50	4.50

The assets of the funded plan consist primarily of fixed income and marketable equity securities.  The curtailment of the defined benefit pension plan required us to immediately adjust the asset (liability) recognized in the condensed consolidated financial statements.  The adjustment was equal to substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a loss of $10.2 million for the three months ended March 31, 2003.  We also incurred additional settlement losses of $2.9 million for the three months ended June 30, 2003 and $7.4 million for the six months ended June 30, 2003 related to lump-sum distributions made primarily to employees retiring as a result of early retirement programs offered in 2002 and 2003, a change in the senior management organizational structure in March 2003, and the sale of six retail centers in the Philadelphia metropolitan area (see note 3).  The lump-sum distributions were paid to participants primarily from the assets of our funded pension plan or, with respect to the unfunded plan, by contributions made by us.  The curtailment loss and settlement charges are included in other provisions and losses, net in the condensed consolidated statement of operations (see note 8).

(7)   Segment information

We have five business segments:  retail centers, office and other properties, community development, commercial development and corporate.  The retail centers segment includes the operation and management of regional shopping centers, downtown specialty marketplaces, the retail components of mixed-use projects and community retail centers.  The office and other properties segment includes the operation and management of office and industrial properties and the nonretail components of the mixed-use projects.  The community development segment includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland and Summerlin, Nevada.  The commercial development segment includes the evaluation of all potential new projects (including expansions of existing properties) and acquisition opportunities and the management of them through the development or acquisition process.  The corporate segment is responsible for shareholder and director services, financial management, strategic planning and certain other general and support functions.  Our business segments offer different products or services and are managed separately because each requires different operating strategies or management expertise.

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”).  We define NOI as segment revenues (exclusive of corporate interest income) less segment operating expenses (including provisions for bad debts, certain current income taxes, gains (losses) on marketable securities and net losses (gains) on sales of properties developed for sale, but excluding ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization).  Additionally, discontinued operations, equity in earnings of unconsolidated real estate ventures and minority interests are adjusted to reflect NOI on the same basis.

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

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended June 30, 2003
Revenues	$206,821	$50,370	$88,452	$—	$—	$345,643
Operating expenses *	82,638	19,493	61,286	3,047	4,876	171,340
NOI	$124,183	$30,877	$27,166	$(3,047)	$(4,876)	$174,303

Three months ended June 30, 2002
Revenues	$180,176	$50,257	$46,932	$—	$—	$277,365
Operating expenses *	74,987	19,544	31,369	3,348	3,314	132,562
NOI	$105,189	$30,713	$15,563	$(3,348)	$(3,314)	$144,803

Six months ended June 30, 2003
Revenues	$423,178	$100,217	$158,927	$—	$—	$682,322
Operating expenses *	169,472	39,460	103,174	7,975	10,424	330,505
NOI	$253,706	$60,757	$55,753	$(7,975)	$(10,424)	$351,817

Six months ended June 30, 2002
Revenues	$340,187	$100,491	$103,149	$—	$—	$543,827
Operating expenses *	139,978	38,893	67,877	6,713	7,493	260,954
NOI	$200,209	$61,598	$35,272	$(6,713)	$(7,493)	$282,873

*      Operating expenses include provisions for bad debts, certain current income taxes, gains (losses) on marketable securities and net losses (gains) on sales of properties developed for sale, and exclude ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains on operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Total reported above	$345,643	$277,365	$682,322	$543,827
Our share of revenues of unconsolidated real estate ventures	(37,576)	(25,701)	(72,466)	(49,684)
Revenues of discontinued operations	(13,025)	(26,487)	(41,728)	(57,146)
Other	37	—	87	495
Total in condensed consolidated financial statements	$295,079	$225,177	$568,215	$437,492

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$171,340	$132,562	$330,505	$260,954
Our share of operating expenses of unconsolidated real estate ventures	(12,633)	(8,528)	(25,252)	(15,631)
Operating expenses of discontinued operations	(7,055)	(12,629)	(20,107)	(26,837)
Other	6,744	3,451	8,579	3,451
Total in condensed consolidated financial statements	$158,396	$114,856	$293,725	$221,937

Operating results:
NOI	$174,303	$144,803	$351,817	$282,873
Interest expense	(55,877)	(53,790)	(115,591)	(101,645)
NOI of discontinued operations	(5,970)	(13,858)	(21,621)	(30,309)
Other provisions and losses, net	(13,811)	(873)	(26,729)	(10,684)
Depreciation and amortization	(43,400)	(33,450)	(84,435)	(61,889)
Deferred and certain current income taxes	(13,817)	(7,164)	(22,972)	(13,981)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, and gains on operating properties of unconsolidated real estate ventures, net	(18,162)	(10,518)	(32,933)	(21,039)
Other	(4,675)	(4,123)	(9,395)	(7,924)
Earnings before net gains on operating properties and discontinued operations in condensed consolidated financial statements	$18,591	$21,027	$38,141	$35,402

NOI of properties classified in discontinued operations (see note 3), primarily in the retail centers segment results, is $6.0 million and $21.6 million for the three and six months ended June 30, 2003, respectively, and $13.9 million and $30.3 million for the three and six months ended June 30, 2002, respectively.

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated financial statements are as follows (in thousands):

	June 30, 2003	December 31, 2002

Retail centers	$4,834,597	$5,181,205
Office and other properties	1,045,483	1,105,656
Community development	528,505	461,403
Commercial development	105,639	67,228
Corporate	142,128	148,070

Total segment assets	6,656,352	6,963,562

Our share of assets of unconsolidated proportionate share ventures	(1,008,617)	(923,372)
Investment in and advances to unconsolidated proportionate share ventures	373,609	345,978
Total assets in condensed consolidated financial statements	$6,021,344	$6,386,168

Investments in and advances to unconsolidated real estate ventures, by segment, are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002

Retail centers	$353,099	$320,849
Office and other properties	94,187	98,005
Community development	28,003	23,551
Total	$475,289	$442,405

(8)   Other provisions and losses, net

Other provisions and losses, net consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Pension plan curtailment loss (see note 6)	$—	$—	$(10,212)	$—
Provision for organizational changes, pension plan settlement losses and early retirement costs	(8,078)	—	(14,330)	—
Losses on early extinguishment of debt	(5,733)	—	(5,733)	(195)
Impairment provision — MerchantWired	—	(10,169)	—	(11,623)
Gain on foreign exchange derivatives	—	9,296	—	1,134
Other	—	—	3,546	—
	$(13,811)	$(873)	$(26,729)	$(10,684)

The provision for organizational changes related primarily to costs incurred to reduce the size of our workforce in 2003 and to our consolidation of the management of our Property Operations and Commercial and Office Development divisions into a single Asset Management Group in 2002.  In connection with these changes, we initiated plans to reduce the size of our workforce and adopted voluntary early retirement programs in which employees who met certain criteria were eligible to participate.  Additionally, a member of senior management retired in March 2003.  The costs incurred for the three and six months ended June 30, 2003, primarily pension plan settlements for employees electing early retirement (see note 6) and severance and other benefit costs for the retiring executive, aggregated $8.1 million and $14.4 million, respectively.

During the three and six months ended June 30, 2003, we recognized a net loss, primarily prepayment penalties, of $5.7 million related to the extinguishment of debt prior to scheduled maturity.

The other amount for the six months ended June 30, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.

MerchantWired was an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants.  In the second quarter of 2002, we and the other real estate companies decided to discontinue the operations of MerchantWired.  Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

A portion of the purchase price for the acquisition of assets from Rodamco North America N.V. (“Rodamco”) was payable in euros.  In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819.  These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date.  The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of the contracts had declined to $3.1 million and we recorded a loss of $8.2 million in the three months then ended.  In April 2002, we sold the contracts for net proceeds of $10.2 million and we recorded a gain of $7.1 million for the three months ended June 30, 2002.  For the six months ended June 30, 2002, we recognized a realized loss of $1.1 million.  We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million during the three months ended June 30, 2002.

(9)   Net gains (losses) on operating properties

Net gains (losses) on operating properties are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Sales of interests in unconsolidated real estate ventures:
Regional retail centers	$21,561	$42,664	$21,561	$42,664
Community retail center	—	4,316	—	4,316
Other, net	12	730	243	1,844
	$21,573	$47,710	$21,804	$48,824

In a transaction related to the sale of retail centers in the Philadelphia metropolitan area (see note 3), we acquired Christiana Mall from a party related to the purchaser and assumed a participating mortgage secured by Christiana Mall.  The participating mortgage had a fair value of $160.9 million.  The holder of this mortgage had the right to receive $120 million in cash and participation in cash flows, and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  The holder exercised this right in June 2003.  We were required to record a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered nonmonetary under EITF 01-2, Interpretations of APB Opinion No. 29.  As a consequence, when we subsequently disposed of the 50% interest in the property, we recognized a gain of $21.6 million.

In April 2002, we sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for $20.5 million and the buyer assumed our share of the center’s debt ($44.7 million).  Our interest in this property was reported in unconsolidated real estate ventures and, accordingly, the gain of $42.7 million that we recorded on this transaction is included in continuing operations.  See note 3 for information relating to the $4.3 million gain on the sale of our interest in a community retail center.

(10) Preferred Stock

The shares of Series B Convertible Preferred Stock have a liquidation preference of $50 per share and earn dividends at an annual rate of 6% of the liquidation preference.  At the option of the holder, the Series B Convertible Preferred stock is convertible into shares of our common stock at a conversion price of $38.125 per share (equivalent to a conversion rate of approximately 1.311 shares of common stock for each share of Preferred stock).  The conversion price is subject to adjustment in certain circumstances such as stock dividends, stock splits, rights offerings, mergers and similar transactions.  We may redeem the Preferred stock after April 1, 2000, in whole or in part, only if for 20 trading days, including the last trading day, within a period of 30 consecutive trading days, the current market price of each of such 20 trading days exceeds 120% of the conversion price, in effect on such trading day.  Based on a conversion price of $38.125, 120% of the conversion price is $45.75.  Upon redemption, each share of Preferred stock will be converted into a number of shares of our common stock equal to the liquidation preference of the share of Preferred stock being redeemed divided by the conversion price in effect on the date of redemption.  There were 4,050,000 shares of Preferred stock issued and outstanding at June 30, 2003 and December 31, 2002.

(11) Earnings per share

Information relating to the calculations of earnings per share (EPS) of common stock for the three months ended June 30, 2003 and 2002 is summarized as follows (in thousands):

	2003		2002
	Basic	Diluted	Basic	Diluted

Earnings from continuing operations	$40,164	$40,164	$68,737	$68,737
Dividends on unvested common stock awards and other	(165)	(108)	(230)	(134)
Dividends on convertible Preferred stock	(3,038)	(3,038)	(3,038)	—
Interest on convertible property debt	—	—	—	456
Adjusted earnings from continuing operations used in EPS computation	$36,961	$37,018	$65,469	$69,059

Weighted-average shares outstanding	87,628	87,628	85,906	85,906
Dilutive securities:
Options, unvested common stock awards and other	—	2,432	—	2,123
Convertible Preferred stock	—	—	—	5,310
Convertible property debt	—	—	—	1,324
Adjusted weighted-average shares used in EPS computation	87,628	90,060	85,906	94,663

Information relating to the calculations of earnings per share (EPS) of common stock for the six months ended June 30, 2003 and 2002 is summarized as follows (in thousands):

	2003		2002
	Basic	Diluted	Basic	Diluted

Earnings from continuing operations	$59,945	$59,945	$84,226	$84,226
Dividends on unvested common stock awards and other	(343)	(343)	(461)	(293)
Dividends on convertible Preferred stock	(6,076)	(6,076)	(6,076)	(6,076)
Interest on convertible property debt	—	—	—	1,011
Adjusted earnings from continuing operations used in EPS computation	$53,526	$53,526	$77,689	$78,868

Weighted-average shares outstanding	87,180	87,180	83,630	83,630
Dilutive securities:
Options, unvested common stock awards and other	—	1,918	—	1,784
Convertible property debt	—	—	—	1,400
Adjusted weighted-average shares used in EPS computation	87,180	89,098	83,630	86,814

Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

(12) Commitments and contingencies

Other commitments and contingencies (that are not reported in the condensed consolidated balance sheet) at June 30, 2003 and December 31, 2002 are summarized as follows (in millions):

	June 30, 2003	December 31, 2002

Guarantee of debt of unconsolidated real estate ventures:
Village of Merrick Park	$175.2	$175.2
Hughes Airport-Cheyenne Centers	28.8	28.8
Construction contracts for properties in development:
Consolidated subsidiaries, primarily related to Fashion Show and The Shops at La Cantera	122.3	51.4
Our share of unconsolidated real estate ventures, primarily related to the Village of Merrick Park	8.6	15.4
Contract to purchase land	—	20.8
Construction and purchase contracts for land development	49.1	36.0
Letter of intent to purchase interest in a retail center	196.1	—
Our share of long-term ground lease obligations of unconsolidated real estate ventures	58.3	58.6
Bank letters of credit and other	27.1	9.9
	$665.5	$396.1

We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that owns the Village of Merrick Park.  At June 30, 2003, the outstanding balance under this loan was $175.2 million, all of which was guaranteed.  The maximum amount that may be borrowed under the loan is $200 million.  The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements.  Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

We have obtained construction loans at Fashion Show and The Shops at La Cantera with maximum borrowing capacities of $255 million and $140 million, respectively.  The outstanding balances under these loans at June 30, 2003 were $200.5 million and $1.8 million, respectively.

We have signed a letter of intent to acquire an additional interest in Staten Island Mall, a regional retail center in Staten Island, New York, for $148 million and the assumption of $48.1 million of debt (our partner’s share of the property’s mortgage debt of $80.1 million).  We intend to close on this interest in the third quarter of 2003.  We report our current interest in the property as investment in unconsolidated real estate ventures.

We and certain of our subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.  Some of these litigation matters are covered by insurance.  We are also aware of claims arising from disputes in the ordinary course of business.  We record provisions for litigation matters and other claims when we believe a loss is probable and can be reasonably estimated.  At June 30, 2003, recorded aggregate liabilities related to these claims were not significant.  We further believe that any losses we may suffer for litigation and other claims to the extent in excess of the recorded aggregate liabilities is not material. Accordingly, in our opinion, adequate provision has been made for losses with respect to litigation matters and other claims, and the ultimate resolution of these matters is not likely to have a material effect on our consolidated financial position or results of operations. Our assesment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

(13) New financial accounting standards

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

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures required by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize liabilities for the fair values of obligations undertaken in issuing guarantees issued or modified after December 31, 2002.  We have not entered into guarantees since January 1, 2003 that have a material effect on our balance sheet and the adoption of FIN 45 did not have a material effect on our financial position or results of operations.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires, among other things, that we classify mandatorily redeemable instruments as liabilities, and that we classify distributions related to them as interest expense.  Our Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debentures are mandatorily redeemable instruments as defined in SFAS 150.  We must implement SFAS 150 on July 1, 2003.  We currently report the distributions on these instruments as operating expenses, and will be required to report them as interest expense in future periods but not reclassify prior periods.

(14) Subsequent events

We have a credit facility with a group of lenders that provides for unsecured borrowings.  Through June 30, 2003, advances under the credit facility bore interest at a variable-rate of LIBOR plus 1% and the facility was available until December 2003.  In July 2003, we negotiated an amendment to the facility and the amount that may be borrowed under this facility increased from $450 million to $900 million.  In addition, advances under the facility will bear interest at a variable-rate of LIBOR plus a margin.  The margin is determined based on the ratings assigned to our senior unsecured long-term debt securities by Moody’s Investors Service, Inc. and/or Standard & Poor’s Credit Market Services and may range from 0.6% to 1.25%.  In July 2003, the margin was 0.9%.  The facility will be available until July 2006, subject to a one-year renewal option.

On July 30, 2003, The May Department Store Company (“May”) announced that it intends to divest itself of 32 Lord & Taylor stores as part of a strategic repositioning of the brand.  Three of these stores are at our retail centers (Mall St. Matthews in Louisville, Kentucky, Park Meadows in Littleton, Colorado and White Marsh in Baltimore, Maryland).  May indicated that it will comply with operating covenants related to these stores until satisfactory arrangements for their divestiture, including assignments, sales or closures, are negotiated.  Retail revenues received from May related to these stores are not significant.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in our financial condition since December 31, 2002 and any material changes in our results of operations for the three and six months ended June 30, 2003 as compared to the same period in 2002.  This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Annual Report to Shareholders.

General:

Through our subsidiaries and affiliates, we acquire, develop and manage a diversified portfolio of income-producing properties located throughout the United States and develop and sell land for residential, commercial and other uses, primarily in master-planned communities.

Income-Producing Properties

Our primary business strategies relating to income-producing properties include (1) owning and operating premier properties — shopping centers and large-scale mixed-use projects in major markets across the United States and (2) owning and operating geographically concentrated office and industrial buildings, principally complementing community development activities.  We believe that space in high-quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers and that these retail centers are better able to withstand difficult conditions in the overall economy, specifically in the real estate and retail industries.  In order to execute our strategies, with respect to income-producing properties, we evaluate opportunities to acquire or develop properties and to redevelop, expand and/or renovate properties in our portfolio.  We have made and plan to continue making substantial investments to acquire, develop and expand and/or renovate properties as follows:

•                  In April 2003, we acquired Christiana Mall, a regional retail center in Newark, Delaware.  We subsequently conveyed a 50% interest in this property in June 2003 pursuant to the terms of a participating mortgage that we assumed in the acquisition.

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

We continually assess whether properties in which we own interests are consistent with our business strategies. We have disposed of interests in more than 50 retail centers and numerous other properties since 1993 (at times using tax-deferred exchanges or joint ventures) and may continue to dispose of selected properties that are not meeting or are not considered to have the potential to continue to meet our investment criteria.  We may also dispose of interests in properties for other reasons.  We have disposed of interests in the following properties during 2002 and 2003:

•                  We sold six retail centers in the Philadelphia metropolitan area (Cherry Hill Mall, Echelon Mall, Exton Square, Gallery at Market East, Moorestown Mall, and Plymouth Meeting) during the second quarter of 2003.

•                  We sold eight office and industrial buildings in the Baltimore-Washington corridor in June 2003.

•                  We sold our interests in twelve community retail centers in Columbia, Maryland and our interest in Franklin Park (a retail center in Toledo, Ohio) in April 2002.

Disposition decisions and related transactions and changes in expected holding periods or use may cause us to recognize gains or losses that could have material effects on reported net earnings in future quarters or fiscal years, and, taken together with the use of sales proceeds, may have a material effect on our overall consolidated financial position.

Community Development

Our primary business strategy relating to community development projects is to develop and sell land in our planned communities in a manner that increases the value of the remaining land to be developed and sold and to provide current cash flows.  Our major land development projects include communities in and around Columbia in Howard County, Maryland and in Summerlin, Nevada.  In addition, we are an investor in an unconsolidated real estate venture that is developing Fairwood, a planned community in Prince George’s County, Maryland.  To leverage our experience and provide further growth, we are continuing to seek and evaluate opportunities to acquire new and/or existing community development projects.  In May 2003, we purchased a significant parcel of investment land and land to be held for development and sale in the Houston, Texas metropolitan area.  In addition to being a viable business segment for us, the net cash flows from community development operations provide an additional source of funding for our other activities.

Operating results:

The discussion of operating results covers each of our business segments, as management believes that a segment analysis provides the most effective means of understanding the business.  It also provides information about other elements of the condensed consolidated statement of operations that are not included in the segment results.

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”).  We define NOI as segment revenues (exclusive of corporate interest income) less segment operating expenses (including provisions for bad debts, certain current income taxes, gains (losses) on marketable securities and net losses (gains) on sales of properties developed for sale, but excluding ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization).  Additionally, discontinued operations, equity in earnings of unconsolidated real estate ventures and minority interests are adjusted to reflect NOI on the same basis.

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

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

Operating results for the segments are summarized as follows (in millions):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended June 30, 2003
Revenues	$206.9	$50.4	$88.4	$—	$—	$345.7
Operating expenses *	82.7	19.5	61.2	3.1	4.9	171.4
NOI	$124.2	$30.9	$27.2	$(3.1)	$(4.9)	$174.3

Three months ended June 30, 2002
Revenues	$180.2	$50.3	$46.9	$—	$—	$277.4
Operating expenses *	75.0	19.6	31.3	3.4	3.3	132.6
NOI	$105.2	$30.7	$15.6	$(3.4)	$(3.3)	$144.8

Six months ended June 30, 2003
Revenues	$423.2	$100.2	$158.9	$—	$—	$682.3
Operating expenses *	169.5	39.4	103.1	8.0	10.5	330.5
NOI	$253.7	$60.8	$55.8	$(8.0)	$(10.5)	$351.8

Six months ended June 30, 2002
Revenues	$340.2	$100.5	$103.1	$—	$—	$543.8
Operating expenses *	140.0	38.9	67.8	6.7	7.5	260.9
NOI	$200.2	$61.6	$35.3	$(6.7)	$(7.5)	$282.9

*      Operating expenses include provisions for bad debts, certain current income taxes, gains (losses) on marketable securities and net losses (gains) on sales of properties developed for sale, and exclude ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains on operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Total reported above	$345.7	$277.4	$682.3	$543.8
Our share of revenues of unconsolidated real estate ventures	(37.6)	(25.7)	(72.5)	(49.7)
Revenues of discontinued operations	(13.0)	(26.5)	(41.7)	(57.1)
Other	—	—	0.1	0.5
Total in condensed consolidated financial statements	$295.1	$225.2	$568.2	$437.5

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$171.4	$132.6	$330.5	$260.9
Our share of operating expenses of unconsolidated real estate ventures	(12.7)	(8.5)	(25.3)	(15.6)
Operating expenses of discontinued operations	(7.0)	(12.7)	(20.1)	(26.8)
Other	6.7	3.5	8.6	3.4
Total in condensed consolidated financial statements	$158.4	$114.9	$293.7	$221.9

Operating results:
NOI	$174.3	$144.8	$351.8	$282.9
Interest expense	(55.9)	(53.8)	(115.6)	(101.6)
NOI of discontinued operations	(6.0)	(13.9)	(21.6)	(30.3)
Other provisions and losses, net	(13.8)	(0.9)	(26.7)	(10.7)
Depreciation and amortization	(43.4)	(33.5)	(84.4)	(61.9)
Deferred and certain current income taxes	(13.8)	(7.2)	(23.0)	(14.0)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, and gains on operating properties of unconsolidated real estate ventures, net	(18.1)	(10.6)	(32.9)	(21.1)
Other	(4.7)	(3.9)	(9.5)	(7.9)
Earnings before net gains on operating properties and discontinued operations in condensed consolidated financial statements	$18.6	$21.0	$38.1	$35.4

NOI of properties classified in discontinued operations (see note 3), primarily in the retail centers segment results, is $6.0 million and $21.6 million for the three and six months ended June 30, 2003, respectively, and $13.9 million and $30.3 million for the three and six months ended June 30, 2002, respectively.

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

Retail Centers:  Operating results of retail centers are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues	$206.9	$180.2	$423.2	$340.2
Operating expenses, exclusive of ground rents and depreciation and amortization	82.7	75.0	169.5	140.0
NOI	$124.2	$105.2	$253.7	$200.2

The $26.7 million and $83.0 million increase in revenues for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002 was attributable primarily to:

•                  the acquisitions of interests in properties in 2002 and 2003 ($29.3 million and $83.8 million for the three and six months, respectively);

•                  the openings of the first phase of Fashion Show expansion and Village of Merrick Park ($6.9 million and $13.6 million for the three and six months, respectively); and

•                  higher rents on re-leased space at comparable retail centers.

These increases were partially offset by the effects of the sales of interests in properties in 2002 and 2003 ($13.8 million and $18.7 million for the three and six months, respectively) and the receipt of a management contract termination payment for Town & Country Center in Miami, Florida during the three months ended in March 31, 2002 ($4.8 million).  Our comparable properties had average occupancy levels of approximately 92.0% during the six months ended June 30, 2003 and 2002.

The $7.7 million and $29.5 million increase in operating expenses, exclusive of ground rent expense and depreciation and amortization, for the three and six months ended June 30, 2003 compared to the same period in 2002 was attributable primarily to:

•                  the acquisitions of interests in properties in 2002 and 2003 ($11.1 million and $30.9 million for the three and six months, respectively); and

•                  the openings of the first phase of Fashion Show expansion and the Village of Merrick Park ($3.2 million and $6.2 million for the three and six months, respectively).

These increases were partially offset by the effects of the sales of interests in properties in 2002 and 2003 ($5.6 million and $7.2 million for the three and six months, respectively) and by lower bad debt expenses at comparable retail centers ($1.5 million for the three and six months).

We anticipate continued growth in NOI from retail centers in 2003, as we should continue to benefit from the properties acquired in 2002, the September 2002 opening of the Village of Merrick Park, the November 2002 opening of the first phase of the Fashion Show redevelopment, the acquisition of an interest in Christiana Mall in the second quarter of 2003 and the expected acquisition of an additional interest in Staten Island Mall in the third quarter of 2003.  Additionally, we are achieving higher average rents on the leasing commitments that we have secured related to leases that expire in 2003.  These benefits will be partially offset by the disposition of interests in retail centers in the Philadelphia metropolitan area in the second quarter of 2003.

Office and Other Properties:  Operating results of office and other properties are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues	$50.4	$50.3	$100.2	$100.5
Operating expenses, exclusive of ground rents and depreciation and amortization	19.5	19.6	39.4	38.9
NOI	$30.9	$30.7	$60.8	$61.6

The increase in net operating income of $0.2 million for the three months ended June 30, 2003 compared to the same period in 2002 is attributable to the effects of the property interests acquired from Rodamco, partially offset by the sale of eight office and industrial buildings in the Baltimore-Washington corridor and lower average occupancy levels at comparable properties.  The effect of the sale of properties and lower occupancy levels for the six months ended June 30 (88.2% in 2003 and 90.3% in 2002) more than offset the effects of the property interests acquired from Rodamco and this resulted in a decrease in net operating income of $0.8 million for the six months ended June 30, 2003 when compared to the same period in 2002.

Difficult general economic conditions and weakening office demand led to higher vacancy rates in our office portfolio.  We expect the annual NOI from our office and other properties segment to decline in 2003 compared to 2002, due to the sale of the properties and the national trend of weakened demand for office space.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Nevada Operations:
Revenues:
Summerlin	$85.2	$32.9	$133.3	$66.6
Other	0.2	4.1	0.5	5.5
Operating costs and expenses:
Summerlin	58.7	27.0	92.6	51.8
Other	0.8	3.1	1.0	4.7
NOI	$25.9	$6.9	$40.2	$15.6
Columbia Operations:
Revenues	$3.0	$9.9	$25.1	$31.0
Operating costs and expenses	1.7	1.2	9.5	11.3
NOI	$1.3	$8.7	$15.6	$19.7
Total:
Revenues	$88.4	$46.9	$158.9	$103.1
Operating costs and expenses	61.2	31.3	103.1	67.8
NOI	$27.2	$15.6	$55.8	$35.3

Revenues and NOI from Summerlin increased $52.3 million and $20.6 million, respectively, for the three months ended June 30, 2003 and $66.7 million and $25.9 million, respectively, for the six months ended June 30, 2003.  These increases were attributable primarily to higher levels of land sold for residential and commercial purposes.  The increase in operating margins in the three and six months ended June 30, 2003 was due primarily to the effects of favorable pricing resulting from higher demand and due to limited availability of land for similar uses in the area.

Revenues and NOI from Columbia operations decreased $6.9 million and $7.4 million, respectively, for the three months ended June 30, 2003 and $5.9 million and $4.1 million, respectively, for the six months ended June 30, 2003.  These decreases were attributable primarily to lower levels of sales for commercial uses.  The decrease in operating margins in the three month period ended June 30,2003 was attributable primarily to lower sales of investment parcels with low cost basis.

We expect that NOI from community development will exceed 2002’s level assuming continued favorable market conditions in the Las Vegas, Nevada and Howard County, Maryland regions.  We expect to earn significant revenues and NOI from Columbia operations in the second half of 2003, as previously contracted land sales close.

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

Corporate:

Corporate operating expenses consist of costs associated with Company-wide activities which include shareholder relations, the Board of Directors, financial management, strategic planning, and equity in operating results of corporate investments.  Corporate operating expenses were $4.9 million and $10.5 million for the three and six months ended June 30, 2003 respectively, and $3.3 million and $7.5 million for the three and six months ended June 30, 2002, respectively.  The increases in 2003 were primarily attributable to higher information technology expenses and expenses incurred to enhance corporate governance.

Other Operating Information

Interest expense:  Interest expense was $55.9 million and $115.6 million for the three and six months ended June 30, 2003, respectively and $53.8 million and $101.6 million for the three and six months ended June 30, 2002, respectively.  The increase for the three and six months ended June 30, 2003 was attributable primarily to an increase in the average debt balance, partially offset by lower average interest rates on variable-rate debt.  The increase in the average debt balance was attributable primarily to the 2002 and 2003 acquisition activities, partially offset by the 2002 and 2003 disposition activities.

Depreciation and amortization:  Depreciation and amortization expense was $43.4 million and $84.4 million for the three and six months ended June 30, 2003, respectively, and $33.5 million and $61.9 million for the three and six months ended June 30, 2002, respectively.  The increases were attributable primarily to depreciation of the properties acquired in 2002 and 2003, partially offset by the dispositions of properties in 2002 and 2003.

Other provisions and losses, net:  The other provisions and losses, net are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Pension plan curtailment loss	$—	$—	$(10.2)	$—
Provision for organizational changes, pension plan settlement losses and early retirement costs	(8.1)	—	(14.3)	—
Losses on early extinguishment of debt	(5.7)	—	(5.7)	(0.2)
Impairment provision — MerchantWired	—	(10.2)	—	(11.6)
Gain on foreign exchange derivatives	—	9.3	—	1.1
Other	—	—	3.5	—
	$(13.8)	$(0.9)	$(26.7)	$(10.7)

In February 2003, we modified our defined benefit pension plans so that covered employees will not earn additional benefits for future services.  As a result of the modification, we were required to immediately adjust the pension plan related asset and liability recognized in the condensed consolidated financial statements. The adjustment was equal to substantially all of the unamortized prior service cost and unrecognized transition obligation of the plans and resulted in a $10.2 million curtailment loss.

The provision for organizational changes related primarily to costs incurred to reduce the size of our workforce in 2003 and to our consolidation of the management of our Property Operations and Commercial and Office Development divisions into a single Asset Management Group in 2002.  In connection with these changes, we initiated plans to reduce the size of our workforce and adopted voluntary early retirement programs in which employees who met certain criteria were eligible to participate.  Additionally, a member of senior management retired in March 2003.  The costs incurred for the three and six months ended June 30, 2003, primarily pension plan settlements for employees electing early retirement and severance and other benefit costs for the retiring executive, aggregated $8.1 million and $14.4 million, respectively. We expect to continue to incur pension plan settlement losses as retired employees elect lump-sum distributions of their pension benefits.  Additional losses in the second half of 2003 are expected to be in the range of $6 million to $9 million.

During the three and six months ended June 30, 2003, we recognized net losses, primarily prepayment penalties, of $5.7 million related to the extinguishment of debt prior to scheduled maturity.

The other amount for the six months ended June 30, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.

MerchantWired was an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants.  In the second quarter of 2002, we and the other real estate companies decided to discontinue the operations of MerchantWired.  Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

A portion of the purchase price for the acquisition of assets from Rodamco North America N.V. (“Rodamco”) was payable in euros.  In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819.  These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date.  The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of the contracts had declined to $3.1 million and we recorded a loss of $8.2 million in the three months then ended.  In April 2002, we sold the contracts for net proceeds of $10.2 million and we recorded a gain of $7.1 million for the three months ended June 30, 2002.  For the six months ended June 30, 2002, we recognized a realized loss of $1.1 million.  We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million during the three months ended June 30, 2002.

Net gains (losses) on operating properties:  Net gains (losses) on operating properties are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Sales of interests in unconsolidated real estate ventures:
Regional retail centers	$21.6	$42.7	$21.6	$42.7
Community retail center	—	4.3	—	4.3
Other, net	—	0.7	0.2	1.8
	$21.6	$47.7	$21.8	$48.8

In a transaction related to the sale of retail centers in the Philadelphia metropolitan area, we acquired Christiana Mall from a party related to the purchaser and assumed a participating mortgage secured by Christiana Mall.  The participating mortgage had a fair value of $160.9 million.  The holder of this mortgage had the right to receive $120 million in cash and participation in cash flows, and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  The holder exercised this right in June 2003.  We were required to record a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered nonmonetary under EITF 01-2, Interpretations of APB Opinion No. 29.  As a consequence, when we subsequently disposed of the 50% interest in the property, we recognized a gain of $21.6 million.

In April 2002, we sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for $20.5 million and the buyer assumed our share of the center’s debt ($44.7 million).  Our interest in this property was reported in unconsolidated real estate ventures and, accordingly, the gain of $42.7 million that we recorded on this transaction is included in continuing operations.

Income taxes:  We own and operate several taxable REIT subsidiaries (“TRS”), which allow us to engage in certain nonqualifying REIT activities.  With respect to the TRS, we are liable for income taxes at the Federal and state levels, and the current and deferred income tax provisions relate primarily to the earnings of the TRS.

The increase in the income tax provision is the result of an increase in earnings of the TRS, which is primarily attributable to higher levels of land sales.

At June 30, 2003, our net deferred tax liability was $114.9 million.  Deferred income taxes will become payable as net operating loss carryforwards are exhausted and temporary differences reverse (primarily due to completion of land development projects).

Equity in earnings of unconsolidated real estate ventures:  Equity in earnings of unconsolidated real estate ventures is summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net operating income	$24.9	$17.2	$47.2	$34.1
Ground rent expense	(0.4)	(0.3)	(0.8)	(0.6)
Interest expense	(9.0)	(5.9)	(16.2)	(13.3)
Depreciation and amortization	(8.7)	(4.0)	(15.9)	(6.8)
Other provisions and losses	—	(0.4)	—	(0.4)
Equity in earnings of unconsolidated real estate ventures	$6.8	$6.6	$14.3	$13.0

For segment reporting purposes, our share of the NOI of unconsolidated real estate ventures is included in the operating results of retail centers, office and other properties, community development and commercial development as discussed above in this Management’s Discussion and Analysis.  The increase in NOI and depreciation and amortization expense was primarily attributable to the Rodamco transaction.  In connection with this transaction, we acquired interests in several properties and other investments that are accounted for as unconsolidated real estate ventures (Oakbrook Center, Water Tower Place, River Ridge, Kravco Investments, L.P. and Westin Hotel).  We also acquired from Rodamco the remaining interests in properties (Collin Creek, North Star, Perimeter Mall and Willowbrook) in which we previously had a noncontrolling interest and accounted for as unconsolidated real estate ventures.  Also, we disposed of a 50% tenancy in common interest in Franklin Park in April 2002, opened the Village of Merrick Park in September 2002, admitted a 50% joint venture partner in Perimeter Mall in October 2002, acquired the controlling financial interests in Ridgedale Center and Southland Center in November 2002 and, beginning in the second quarter of 2003, own a 50% interest in Christiana Mall.

Discontinued operations: The operating results of discontinued operations are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net operating income	$6.0	$13.8	$21.6	$30.3
Ground rent expense	(0.2)	(0.3)	(0.6)	(0.7)
Interest expense	(2.9)	(6.7)	(9.3)	(14.2)
Depreciation and amortization	(1.6)	(4.9)	(6.1)	(10.5)
Other gains (provisions and losses), net	26.9	(0.2)	26.9	(5.3)
Net gains on operating properties	69.8	27.7	69.8	27.7
Deferred income tax benefit	—	—	—	1.3

Discontinued operations	$98.0	$29.4	$102.3	$28.6

Discontinued operations include the operating results of six retail centers and eight office and industrial buildings sold during the three months ended June 30, 2003 and properties sold during 2002 in which we do not have significant continuing involvement.  For segment reporting purposes, our share of the NOI of the properties in discontinued operations is included in the operating results of retail centers, office and other properties or commercial development as discussed above in this Management’s Discussion and Analysis.

During the three months ended June 30, 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.  In connection with these transactions, we received net cash proceeds of $218.3 million, the purchaser assumed or repaid at settlement $276.6 million of property debt, and we assumed a participating mortgage valued at approximately $160 million secured by Christiana Mall.  We recognized net gains on operating properties of $65.4 million relating to the monetary portions of these transactions.

During the three months ended June 30, 2003, we also sold eight office and industrial buildings in the Baltimore-Washington corridor for net proceeds of $46.6 million.  We recognized gains on operating properties of $4.4 million relating to the sales of these properties.

We also recorded a net gain of $26.9 million related to the extinguishment of debt secured by two of the properties subsequently sold in the Philadelphia metropolitan area and held by a lender which released the mortgages for a cash payment of less than their aggregate carrying amount.

In April 2002, we sold our interests in 12 community retail centers in Columbia, Maryland for net proceeds of $111.1 million.  We recorded a gain on this transaction of approximately $32.0 million, net of deferred income taxes of $18.4 million.  Our interests in one of the community retail centers were reported in unconsolidated real estate ventures and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations.  The remaining gain on this transaction ($27.7 million, net of deferred income taxes of $16.4 million) is classified as a component of discontinued operations.  In anticipation of the sale of the community retail centers, we repaid debt secured by these properties in March 2002 and incurred a loss on this repayment of $5.3 million, including prepayment penalties of $4.6 million.

Net earnings:  The increase in net earnings for the six months ended June 30, 2003 as compared to the same period in 2002 was attributable to the factors discussed above.

Funds From Operations:  We use Funds From Operations (FFO) as a supplement to our reported net earnings.  Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes over time as reflected through depreciation and amortization expenses.  We believe that the value of real estate assets does not diminish predictably over time, as historical cost accounting implies, and instead fluctuates due to market and other conditions.  Accordingly, we believe FFO provides investors with useful information about our operating performance because it excludes real estate depreciation and amortization expense.  We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts (NAREIT).  Accordingly, FFO is defined as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding gains (losses) on depreciated operating properties and real estate depreciation and amortization expense.  Our calculation of FFO may not be comparable to similarly titled measures reported by other companies because all companies do not calculate FFO in the same manner.  FFO is not a liquidity measure and should not be considered as an alternative to cash flows or indicative of cash available for distribution.  It also should not be considered an alternative to net earnings, as determined in accordance with GAAP, as an indication of our financial performance.

Net earnings is reconciled to Funds From Operations as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net earnings	$138.1	$98.1	$162.2	$112.9
Depreciation and amortization	53.8	42.4	106.6	79.2
Net gains on operating properties	(91.3)	(75.4)	(91.6)	(76.5)

Funds From Operations	$100.6	$65.1	$177.2	$115.6

Depreciation and amortization and net gains on operating properties include our share of the depreciation and amortization and net gains on operating properties of unconsolidated real estate ventures and of those properties classified in discontinued operations.

The increase in FFO for the three and six months ended June 30, 2003 compared to the same periods in 2002 was attributable to factors discussed above in this Management’s Discussion and Analysis.

Financial condition, liquidity and capital resources

Shareholders’ equity increased by $118.3 million from December 31, 2002 to June 30, 2003.  The increase was primarily attributable to net earnings for the six months ended June 30, 2003 and the effect of the exercise of stock options and lapse of restrictions on common stock granted to executives.  These increases were partially offset by the payment of regular quarterly dividends on our common and Preferred stocks.

We had cash and cash equivalents and investments in marketable securities totaling $87.2 million at June 30, 2003, including $8.8 million of investments held for restricted uses.

We have a credit facility with a group of lenders that provides for unsecured borrowings.  In July 2003, we negotiated an amendment to the facility.  The amount that may be borrowed under this facility increased from $450 million to $900 million and the amended facility will be available until July 2006, subject to a one-year renewal option.  The facility bears interest at LIBOR plus a margin.  The margin is determined based on the ratings assigned to our senior unsecured long-term debt securities by Moody’s Investors Service, Inc. and/or Standard & Poor’s Credit Market Services and may range from 0.6% to 1.25%.  At June 30, 2003 our rating was Baa3 by Moody’s and BBB- by S&P.  These ratings resulted in a margin of 0.90% on our credit facility.  The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs.  It may also be used to pay some portion of existing debt.  Availability under the facility was $326 million at June 30, 2003 and $759 million at July 30, 2003, after the amendment.  On August 4, 2003, we repaid $155 million of property debt due in one year with proceeds from borrowings under our credit facility.

We have a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, preferred stock and debt securities.  At June 30, 2003, we had issued approximately $1.22 billion in aggregate of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.03 billion.

Our debt at June 30, 2003 is summarized as follows (in millions):

	Total		Due in one year
Mortgages and bonds	$3,025.0		$419.5	*
Medium-term notes	45.5		—
Credit facility borrowings	124.0	*	—
Other loans	749.6		1.2
Total	$3,944.1		$420.7

*Does not include $155 million of property debt described above.

As of June 30, 2003, our debt due in one year includes balloon payments of $347.6 million that are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), borrowings under our credit facility and other available corporate funds.  We may obtain extensions of maturities on certain loans.  We may use distributions of financing proceeds from unconsolidated real estate ventures to provide liquidity.  We may also sell interests in operating properties or contribute operating properties or development projects to joint ventures in exchange for cash distributions from and ownership interests in the joint ventures.

We expect to spend more than $160 million for new developments, expansions and improvements to existing properties and investments in unconsolidated real estate joint ventures in the remainder of 2003.  These expenditures will be financed primarily by operating cash flows, the proceeds of construction loans secured by the projects and credit facility borrowings.  We may also acquire interests in income-producing properties and/or community development projects that meet our investment criteria.  We have signed a letter of intent to acquire an additional interest in Staten Island Mall, a regional retail center in Staten Island, New York, for $148 million and the assumption of $48.1 million of debt (our partner’s share of the property’s mortgage debt of $80.1 million).  We intend to close on this interest in the third quarter of 2003.  We are continually evaluating sources of capital, and we believe there are satisfactory sources available for all requirements.

Net cash provided by operating activities was $216.1 million and $153.9 million for the six months ended June 30, 2003 and 2002, respectively.  The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and land development costs.  The increase in net cash provided of $62.2 million was attributable primarily to proceeds from land sales and the operating cash flows of the properties acquired in 2002 and 2003, partially offset by the effects of the properties sold in 2002 and 2003 and the acquisition of investment land and land to be held for development and sale in the Houston, Texas metropolitan area in May 2003.

Net cash provided by investing activities was $113.3 million for the six months ended June 30, 2003 and net cash used by investing activities was $787.8 million for the six months ended June 30, 2002.  The change of $901.1 million was due primarily to a decrease in purchases of property interests and an increase in proceeds from dispositions of interests in properties.  These were partially offset by an increase in expenditures for properties in development (primarily the redevelopment of Fashion Show).

Net cash used by financing activities was $318.3 million for the six months ended June 30, 2003 and net cash provided by financing activities was $632.4 million for the six months ended June 30, 2002.  The change of $950.7 million relates to our issuance of 16.675 million shares of common stock for net proceeds of $456.4 million under our shelf registration statement in January and February 2002 and the issuance of a $392.5 million bridge loan facility in May 2002.  We used a portion of the proceeds from the stock issuance to repay borrowings under our credit facility and to repay property debt.  The remaining proceeds from the common stock issuance ($279.3 million) and the proceeds from borrowings under the bridge loan facility were used to fund a portion of the acquisition of assets from Rodamco in May 2002.  The change was also attributable to repayments of borrowings under our line of credit facility and property debt in 2003.

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

We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that developed the Village of Merrick Park.  At June 30, 2003, the outstanding balance under this loan was $175.2 million.  The maximum amount that may be borrowed under the loan is $200 million.  The amount of the guarantee may be reduced to a minimum of 20% upon the achievement of certain lender requirements.  Additionally, venture partners have provided guarantees to us for their share (60%) of the construction loan.

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

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures required by a guarantor in its interim and annual financial statements about it obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize liabilities for the fair values of obligations undertaken in issuing guarantees issued or modified after December 31, 2002.  We have not entered into guarantees since January 1, 2003 that have a material effect on our balance sheet and the adoption of FIN 45 did not have a material effect on our financial position or results of operations.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires, among other things, that we classify mandatorily redeemable instruments as liabilities, and that we classify distributions related to them as interest expense.  Our Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debentures are mandatorily redeemable instruments as defined in SFAS 150.  We must implement SFAS 150 on July 1, 2003.  We currently report the distributions on these instruments as operating expenses, and will be required to report them as interest expense in future periods but not reclassify prior periods.

Information relating to forward-looking statements:

This report on Form 10-Q includes forward-looking statements which reflect our current views with respect to future events and financial performance.  Such forward-looking statements include, among others, statements regarding expectations as to operating results from our retail centers, our office and other properties, and our community development activities, expectations as to operating results from acquisitions and development projects, expectations regarding income taxes in future years, and our beliefs as to our liquidity and capital resources and as to our expenditures for new developments, expansions and improvements.

Forward-looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated.  The words “will,” “plan,” “believe”, “expect”, “anticipate,” “target” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) changes in the economic climate; (2) our dependence on rental income from real property; (3) our lack of geographical diversification;  (4) possible environmental liabilities; (5) real estate development and investment risks; (6) the effect of uninsured loss; (7) the cost and adequacy of insurance; (8) the illiquidity of real estate investments; (9) competition; (10) real estate investment trust risks; (11) changes in tax laws or regulations; and (12) risks associated with the acquisition of assets from Rodamco.  Further, domestic or international incidents could affect general economic conditions and our business.  For a more detailed discussion of these and other factors, see attached Exhibit 99.1.

Item 3:    Quantitative and Qualitative Disclosures about Market Risk Information:

Market risk information:

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates.  Our market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or to finance project development costs (e.g., construction loan advances).  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows.  In order to achieve this objective, we rely primarily on long-term, fixed rate nonrecourse loans from institutional lenders to finance our operating properties.  We also use interest rate exchange agreements, including interest rate swaps and caps, to mitigate our interest rate risk on variable rate debt.  The fair value of these derivative financial instruments is a liability of approximately $11.3 million at June 30, 2003.  We do not enter into interest rate exchange agreements for speculative purposes.

Our interest rate risk is monitored closely by management.  The table below presents the annual maturities and weighted-average interest rates on outstanding debt at the end of each year (based on a LIBOR rate of 1.1%) and fair values required to evaluate expected cash flows under debt agreements and our sensitivity to interest rate changes at June 30, 2003.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (dollars in millions):

	Remaining 2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate debt	$43	$288	$171	$340	$240	$1,779	$2,861	$3,260
Average interest rate	7.4%	7.4%	7.3%	7.3%	7.2%	7.2%	7.2%

Variable rate LIBOR debt	$161	$226	$292	$138	$260	$6	$1,083	$1,083
Average interest rate	2.9%	2.8%	2.4%	2.4%	2.9%	2.9%	2.8%

At June 30, 2003, approximately $363.0 million of our variable rate LIBOR debt related to borrowings under construction loans that we expect to repay with proceeds of long-term, fixed-rate debt in 2004 and 2005 after completing construction of the related projects.

As noted above, we have approximately $1.1 billion of variable interest rate debt (“variable-rate debt”) at June 30, 2003.  The interest rate on a portion of this variable-rate debt is based on LIBOR plus a margin (typically between 1% and 2%).  At June 30, 2003, we had interest rate swap agreements and forward-starting swap agreements in place that effectively fix the LIBOR rate on a portion of our variable-rate debt. Information related to the interest rate swap agreements at June 30, 2003 is summarized as follows (dollars in millions):

	Remaining 2003	2004	2005	2006	2007	Thereafter

Average notional amount	$933.6	$257.3	$20.5	$10.4	$—	$—
Average fixed effective rate (pay rate)	3.8%	4.2%	6.0%	6.8%	—	—
Average variable interest rate of related debt (receive rate)	2.8%	2.9%	3.1%	3.4%	—	—

As the table incorporates only those exposures that exist as of June 30, 2003, it does not consider exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after June 30, 2003, our hedging strategies during that period and interest rates.

We had investments in fixed income and marketable equity securities of $34.5 million at June 30, 2003.  Our market risk related to these securities is limited to changes in their fair values and such changes are not likely to have a material effect on our consolidated financial position.

Item 4:    Controls and Procedures:

Controls and Procedures:

(a)   Evaluation of disclosure controls and procedures.  As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b)   Changes in internal controls.  There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date we carried out this evaluation.

Part II.    Other Information.

Item 1.    Legal Proceedings.

                None

Item 2.    Changes in Securities and Use of Proceeds.

                None

Item 3.    Defaults Upon Senior Securities.

                None

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 8, 2003, we held our Annual Meeting of Shareholders at our headquarters in Columbia, Maryland.  At the meeting, our shareholders reelected four individuals to the Board of Directors for three-year terms.

The individuals below were elected to the Board of Directors for three year terms ending at the 2006 Annual Meeting of Stockholders by the vote set forth below:

	Votes For	Votes Withheld
Anthony W. Deering	72,119,585	679,725
Rohit M. Desai	70,584,583	2,214,727
Hanne M. Merriman	71,372,769	1,426,541
John G. Schreiber	70,522,931	2,276,379

Hanne M. Merriman died July 4, 2003.

The remaining members of the Board of Directors are as follows:

Term Expires
David H. Benson	2005
Jeremiah E. Casey	2004
Platt W. Davis III	2005
Juanita T. James	2005
Roger W. Schipke	2004
Mark R. Tercek	2004
Gerard J.M. Vlak	2004

Item 5.    Other Information.

                None

Item 6.    Exhibits and Reports.

(a) Exhibits

Exhibit 4.1  —   Third Amended and Restated Unsecured Revolving Credit Agreement, dated July 30, 2003, among The Rouse Company, as Borrower, and certain banks.

Exhibit 31.1 —  Certification Pursuant to Rule 13a-14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer.

Exhibit 31.2 —  Certification Pursuant to Rule 13a-14(a) by Thomas J. DeRosa, Vice Chairman and Chief Financial Officer.

Exhibit 32.1 —  Certification Pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer.

Exhibit 32.2 —  Certification Pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer.

Exhibit 99.1 —   Factors Affecting Future Operating Results.

                (b) Reports on Form 8-K

Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 3, 2003.  The Form disclosed our acquisition of 8,060 acres of land in Houston, Texas for a master-planned community.

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on July 29, 2003.  The Form provided our press release regarding earnings for the second quarter of 2003 and certain supplemental information not included in the press release.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

on behalf of
THE ROUSE COMPANY and as

Principal Financial Officer:

Date:	August 14, 2003	By	/s/ Thomas J. DeRosa
Thomas J. DeRosa
Vice Chairman and Chief Financial Officer

Principal Accounting Officer:

Date:	August 14, 2003	By	/s/ Melanie M. Lundquist
Melanie M. Lundquist
Senior Vice President and Corporate Controller

Exhibit Index

Exhibit No.
4.1	Third Amended and Restated Unsecured Revolving Credit Agreement, dated July 30, 2003, among The Rouse Company, as Borrower, and certain banks.

31.1	Certification Pursuant to Rule 13a-14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) by Thomas J. DeRosa, Vice Chairman and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 — Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 — Chief Financial Officer.

99.1	Factors Affecting Future Operating Results.