Form 10-Q
period 2003-09-30
ROUSE COMPANY
filed 2003-11-13
CIK 85388

z

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of the issuer’s common stock as of November 7 2003:

Common Stock, $0.01 par value	90,553,288
Title of Class	Number of Shares

Part I.                 Financial Information

Item 1.             Financial Statements:

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited; in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Rents from tenants	$200,429	$184,466	$580,935	$487,624
Land sales	62,570	71,327	220,009	174,314
Other	11,529	11,713	40,338	41,660
Total revenues	274,528	267,506	841,282	703,598
Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Operating properties	(86,618)	(81,450)	(249,779)	(215,312)
Land sales operations	(29,505)	(46,338)	(129,185)	(112,625)
Other	(10,138)	(7,745)	(39,799)	(28,652)
Total operating expenses, exclusive of provision for bad debts, depreciation and amortization	(126,261)	(135,533)	(418,763)	(356,589)
Interest expense	(56,933)	(58,303)	(172,003)	(159,426)
Provision for bad debts	(3,022)	(1,249)	(5,714)	(5,841)
Depreciation and amortization	(45,627)	(35,190)	(129,339)	(96,356)
Other income (expense), net	10	(1,408)	5,475	1,225
Other provisions and losses, net	(3,788)	(11,017)	(30,517)	(21,701)
Impairment losses on operating properties	(6,500)	—	(6,500)	—
Earnings before income taxes, equity in earnings of unconsolidated real estate ventures, net gains on dispositions of interests in operating properties and discontinued operations	32,407	24,806	83,921	64,910
Income taxes, primarily deferred	(1,625)	(8,700)	(28,177)	(25,553)
Equity in earnings of unconsolidated real estate ventures	5,862	10,787	20,143	23,801
Earnings before net gains on dispositions of interests in operating properties and discontinued operations	36,644	26,893	75,887	63,158

(continued)

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income, continued

Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited; in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net gains on dispositions of interests in operating properties	$272	$161	$22,076	$48,985

Earnings from continuing operations	36,916	27,054	97,963	112,143
Discontinued operations	3,576	5,245	104,761	33,008
Net earnings	40,492	32,299	202,724	145,151
Other items of comprehensive income (loss):
Minimum pension liability adjustment	—	(556)	390	(1,445)
Unrealized gains (losses) on derivatives designated as cash flow hedges	3,281	(4,872)	82	(6,634)
Comprehensive income	$43,773	$26,871	$203,196	$137,072

Net earnings applicable to common shareholders	$37,454	$29,261	$193,610	$136,037

Earnings per share of common stock
Basic:
Continuing operations	$.38	$.28	$1.01	$1.21
Discontinued operations	.04	.06	1.19	.39
Total	$.42	$.34	$2.20	$1.60
Diluted:
Continuing operations	$.37	$.27	$.99	$1.19
Discontinued operations	.04	.06	1.16	.38
Total	$.41	$.33	$2.15	$1.57
Dividends per share:
Common stock	$.42	$.39	$1.26	$1.17
Preferred stock	$.75	$.75	$2.25	$2.25

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Property and property-related deferred costs:
Operating properties:
Property	$5,421,273	$5,710,945
Less accumulated depreciation	900,085	896,963
	4,521,188	4,813,982

Deferred costs	235,612	201,959
Less accumulated amortization	94,181	84,713
	141,431	117,246
Net property and deferred costs	4,662,619	4,931,228

Properties in development	235,510	176,214
Investment land and land held for development and sale	404,600	321,744

Total property and property-related deferred costs	5,302,729	5,429,186

Investments in unconsolidated real estate ventures	479,164	422,735

Advances to unconsolidated real estate ventures	26,333	19,670

Prepaid expenses, receivables under finance leases and other assets	469,447	383,914

Accounts and notes receivable	57,942	56,927

Investments in marketable securities	19,621	32,103

Cash and cash equivalents	60,775	41,633

Total assets	$6,416,011	$6,386,168

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, continued

September 30, 2003 and December 31, 2002

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
Liabilities:
Debt:
Property debt not carrying a Parent Company guarantee of repayment	$2,815,222	$3,271,437
Parent Company debt and debt carrying a Parent Company guarantee of repayment:
Property debt	181,127	158,258
Other debt	1,289,579	1,011,782
	1,470,706	1,170,040
Total debt	4,285,928	4,441,477

Accounts payable and accrued expenses	173,478	216,647
Other liabilities	592,849	479,620

Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debt securities	104,284	136,340

Shareholders’ equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	41	41
Common stock of 1¢ par value per share; 250,000,000 shares authorized; 89,721,012 shares issued in 2003 and 86,909,700 shares issued in 2002	897	869
Additional paid-in capital	1,299,428	1,234,848
Accumulated deficit	(27,432)	(109,740)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(3,275)	(3,665)
Unrealized net losses on derivatives designated as cash flow hedges	(10,187)	(10,269)
Total shareholders’ equity	1,259,472	1,112,084
Total liabilities and shareholders’ equity	$6,416,011	$6,386,168

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

(Unaudited, in thousands)

	2003	2002
Cash flows from operating activities:
Rents from tenants and other revenues received	$652,232	$613,871
Proceeds from land sales and notes receivable from land sales	228,276	163,922
Interest received	5,692	10,267
Operating expenditures	(329,364)	(294,281)
Land development expenditures	(106,467)	(84,752)
Interest paid	(177,702)	(176,763)
Income taxes paid	(9,144)	(4,703)
Operating distributions from unconsolidated real estate ventures	41,206	32,376
Net cash provided by operating activities	304,729	259,937

Cash flows from investing activities:
Expenditures for properties in development	(128,566)	(114,432)
Expenditures for improvements to existing properties	(54,106)	(30,264)
Expenditures for acquisitions of interests in properties and other assets	(173,896)	(816,532)
Proceeds from dispositions of interests in properties	272,061	132,324
Expenditures for investments in unconsolidated ventures	(42,739)	(34,731)
Other	19,291	1,503
Net cash used by investing activities	(107,955)	(862,132)

Cash flows from financing activities:
Proceeds from issuance of property debt	215,631	126,764
Repayments of property debt:
Scheduled principal payments	(55,426)	(61,700)
Other payments	(426,724)	(119,477)
Proceeds from issuance of other debt	269,655	792,500
Repayments of other debt	(3,690)	(340,410)
Repayments of Company-obligated mandatorily redeemable preferred securities	(32,056)	—
Purchases of common stock	(71,076)	(21,186)
Proceeds from issuance of common stock	—	456,347
Proceeds from exercise of stock options	61,925	13,560
Dividends paid	(120,416)	(110,272)
Other	(15,455)	7,904
Net cash provided (used) by financing activities	(177,632)	744,030
Net increase in cash and cash equivalents	19,142	141,835
Cash and cash equivalents at beginning of period	41,633	32,123

Cash and cash equivalents at end of period	$60,775	$173,958

The accompanying notes are an integral part of these statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2003 and 2002

(Unaudited, in thousands)

	2003	2002
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$202,724	$145,151
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	136,448	112,662
Decrease in undistributed earnings of unconsolidated real estate ventures	21,963	8,575
Net gains on dispositions of interests in operating properties	(95,786)	(76,643)
Impairment losses on operating properties	6,500	—
Gains on extinguishment of debt	(20,454)	—
Participation expense pursuant to Contingent Stock Agreement	45,863	32,409
Provision for bad debts	6,536	7,602
Debt assumed by purchasers of land	(17,514)	(15,671)
Deferred income taxes	27,168	22,045
Other, net	(8,719)	23,807

Net cash provided by operating activities	$304,729	$259,937

Schedule of noncash investing and financing activities:
Common stock issued pursuant to Contingent Stock Agreement	$66,784	$19,356
Lapses of restrictions on common stock awards	6,974	2,515
Debt assumed by purchasers of land	17,514	15,671
Debt assumed by purchaser of operating properties	276,588	—
Debt and other liabilities assumed in acquisition of assets	454,198	—
Property and other assets contributed to an unconsolidated real estate venture	164,306	—
Debt and other liabilities related to property contributed to an unconsolidated real estate venture	163,406	—
Debt and other liabilities assumed in acquisition of assets from Rodamco North America N.V.	—	637,711
Capital lease obligations incurred	1,429	11,741

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2003

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

(b)         Property and property-related deferred costs

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

Depreciation of operating properties is computed using the straight-line method.  The annual rate of depreciation for the retail centers is based on a 55-year composite life and a salvage value of approximately 10%.  Office buildings and other properties are generally depreciated using composite lives of 40 years. Furniture and fixtures are depreciated using estimated useful lives ranging from 3 to 10 years.

If events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property.  If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.  Fair values are determined based on appraisals and/or estimated future cash flows using appropriate discount and capitalization rates.

Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell.  The net carrying values of operating properties are classified as properties held for sale when the properties are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met.  Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale. If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating, depreciation is resumed, depreciation for the period the properties were classified as held for sale is recognized and deferred selling costs, if any, are charged to expense.

(c)          Acquisitions of operating properties

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases (including those under bargain renewal options) and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases (including periods under bargain renewal options).

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from two to ten years.  The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

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

Portions of the purchase price of acquisitions completed in 2002 and in the nine months ended September 30, 2003 were allocated to intangible assets and liabilities as follows (in millions):

	2003	2002

Assumed lease assets	$1.3	$24.2
In-place lease assets	1.5	16.9
Customer relationships	3.6	32.6
Assumed lease obligations	4.0	24.6

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

Cost of land sales is generally determined as a specified percentage of land sales revenues recognized for each land development project.  The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project.  The ratios are reviewed regularly and revised periodically for changes in sales and cost estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project.  The specific identification method is used to determine cost of sales for certain parcels of land.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net earnings, as reported	$40,492	$32,299	$202,724	$145,151
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects and amounts capitalized	391	1,931	3,487	2,768
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects and amounts capitalized	(1,530)	(5,170)	(8,511)	(8,439)
Pro forma net earnings	$39,353	$29,060	$197,700	$139,480
Earnings per share of common stock
Basic:
As reported	$.42	$.34	$2.20	$1.60
Pro forma	$.41	$.30	$2.14	$1.53

Diluted:
As reported	$.41	$.33	$2.15	$1.57
Pro forma	$.40	$.30	$2.10	$1.51

(2)                               Tax matters

We elected to be taxed as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  We believe that we met the qualifications for REIT status as of September 30, 2003 and intend to meet the qualifications in the future.

A REIT is permitted to own stock in taxable REIT subsidiaries (“TRS”).  TRS are corporations that are permitted to engage in nonqualifying REIT activities.  We own and operate several TRS that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland and Summerlin, Nevada.  The TRS also operate and/or own several retail centers and office and other properties.  Except with respect to the TRS, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2003 and future years. Current Federal income taxes of the TRS are likely to increase in future years as we exhaust the net loss carryforwards of certain TRS and complete certain land development projects.

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

Our deferred tax asset was $95.1 million and our deferred tax liability was $75.2 million at September 30, 2003.  Our deferred tax asset was $3.8 million and our deferred tax liability was $96.2 million at December 31, 2002.  In September 2003, we acquired a controlling financial interest in an entity (in which we previously held a minority interest acquired from Rodamco) whose assets include, among other things, approximately $400 million of temporary differences.  We believe that it is more likely than not that we will realize these assets and, accordingly, recorded a deferred tax asset of approximately $140 million.  We also recorded a deferred credit of approximately $122 million in accordance with EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”  This deferred credit will reduce income tax expense when the deferred tax asset is realized.  Deferred tax liabilities will become payable as TRS net operating loss carryforwards are exhausted and temporary differences reverse (primarily due to completion of land development projects).

We had previously recorded valuation allowances related to certain deferred tax assets that we could not conclude were more likely than not to be realized.  A significant portion of these assets related to temporary differences, primarily net operating loss carryforwards, attributed to a TRS that is an investor in the planned community of Fairwood.  Land sales at Fairwood began in the third quarter of 2002.  Our experience over the past twelve months and our latest projections indicate that it is now more likely than not that we will realize substantially all of these deferred tax assets.  Accordingly, in the third quarter of 2003, we eliminated $9.9 million of the valuation allowance related to these deferred tax assets.

(3)                                 Discontinued operations

Under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” we report the operating results of properties that we have either disposed of or classified as held for sale as discontinued operations for all periods presented.  Additionally, we present other assets and liabilities of properties classified as held for sale separately in the balance sheet, if material.

During the three months ended September 30, 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida, for net proceeds of $4.8 million.  We recognized a gain of $2.8 million relating to this sale.  We recorded an impairment loss of $3.3 million in the fourth quarter of 2002 related to this property. We also sold three small neighborhood retail properties in Columbia, Maryland for aggregate proceeds of $2.2 million and recognized aggregate gains of $0.9 million.  We sold these properties because they no longer met our investment criteria.

During the nine months ended September 30, 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.  In connection with these transactions, we received net cash proceeds of $218.3 million, the purchaser assumed or repaid at settlement $276.6 million of property debt, and we assumed a participating mortgage secured by Christiana Mall.  We recognized net gains on dispositions of interests in operating properties of $65.4 million relating to the monetary portions of these transactions. We recorded an impairment loss of $38.8 million in the fourth quarter of 2002 related to one of the retail centers which we sold.  We entered into these transactions to enhance the overall quality of our portfolio of retail centers.

During the nine months ended September 30, 2003, we also sold eight office and industrial buildings in the Baltimore-Washington corridor for net proceeds of $46.6 million.  We recognized gains on operating properties of $4.4 million relating to the sales of these properties.  We sold these properties because they no longer met our investment criteria.

We also recorded a net gain of $26.9 million related to the extinguishment of debt secured by two of the properties subsequently sold in the Philadelphia metropolitan area and held by a lender which released the mortgages for a cash payment of less than their aggregate carrying amount.

We classified the operating results of all properties sold in 2003 in discontinued operations for all periods presented.

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

The operating results of the properties sold in 2003 and 2002 included in discontinued operations are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues	$559	$30,644	$43,748	$89,190
Operating expenses, exclusive of provision for bad debts, ground rent expense, depreciation and amortization	(484)	(12,646)	(20,855)	(39,095)
(Provision for) recovery of bad debts	54	(459)	(822)	(1,761)
Ground rent expense	—	(334)	(603)	(993)
Interest expense	(174)	(6,840)	(9,979)	(21,537)
Depreciation and amortization	(241)	(5,067)	(7,109)	(16,306)
Other gains (losses), net	—	—	26,896	(5,346)
Net gains on dispositions of interests in operating properties	3,908	—	73,710	27,658
Income tax benefit (provision):
Current	(1)	(33)	(144)	(106)
Deferred	(45)	(20)	(81)	1,304

Discontinued operations	$3,576	$5,245	$104,761	$33,008

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

At September 30, 2003 and December 31, 2002, these ventures were primarily partnerships and corporations which own retail centers and a joint venture that is developing the planned community of Fairwood in Prince George’s County, Maryland.  Most of the properties owned by these ventures are managed by our affiliates for fees and the ventures reimburse us for certain direct costs.

In August 2003, we acquired the remaining interests in Staten Island Mall, a retail center in New York, for approximately $148 million and the assumption of approximately $53 million in debt. Prior to this transaction, we held a noncontrolling interest in the property and accounted for our investment as an investment in unconsolidated real estate ventures. We consolidated the property in our financial statements from the date of the acquisition.

(5)                                 Debt

Debt is summarized as follows (in thousands):

	September 30, 2003		December 31, 2002
	Total	Due in one year	Total	Due in one year
Mortgages and bonds	$2,964,140	$425,978	$3,410,257	$304,737
Medium-term notes	45,500	—	48,500	—
Credit facility borrowings	505,000	—	242,690	242,690
Other loans	771,288	20,616	740,030	1,014
Total	$4,285,928	$446,594	$4,441,477	$548,441

The amounts due in one year represent maturities under existing loan agreements, except where refinancing commitments from outside lenders have been obtained.  In these instances, maturities are determined based on the terms of the refinancing commitments.

We expect to repay the debt due in one year with operating cash flows, proceeds from property refinancings (including refinancings of maturing mortgages), proceeds from the issuance of unsecured debt, credit facility borrowings or other available corporate funds.

At September 30, 2003 and December 31, 2002, approximately $83 million of our debt provided for payments of additional interest based on operating results of the related properties in excess of stated levels.  The participating debt primarily relates to a retail center where the lender receives a fixed interest rate of 7.625% and a 5% participation in cash flows.  The lender also will receive a payment at maturity (September 2004) equal to the greater of 5% of the value of the property in excess of the debt balance or the amount required to provide an internal rate of return of 8.375% over the term of the loan.  The internal rate of return of the lender is limited to 12.5%.  We recognize interest expense on this debt at a rate required to provide the lender the required minimum internal rate of return (8.375%) and monitor the accrued liability and the fair value of the projected payment due on maturity.  Based on our analysis, we believe that the payment at maturity will be the balance needed to provide the specified minimum internal rate of return.

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

The assets of the funded plan consist primarily of fixed income and marketable equity securities.  The curtailment of the defined benefit pension plan required us to immediately adjust the asset (liability) recognized in the condensed consolidated financial statements.  The adjustment was equal to substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a loss of $10.2 million for the three months ended March 31, 2003.  We also incurred additional settlement losses of $2.2 million for the three months ended September 30, 2003 and $9.5 million for the nine months ended September 30, 2003 related to lump-sum distributions made primarily to employees retiring as a result of early retirement programs offered in 2002 and 2003, a change in the senior management organizational structure in March 2003, and the sale of six retail centers in the Philadelphia metropolitan area (see note 3).  The lump-sum distributions were paid to participants primarily from the assets of our funded pension plan or, with respect to the unfunded plan, by contributions made by us.  The curtailment loss and settlement charges are included in other provisions and losses, net in the condensed consolidated statement of operations (see note 8).

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

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”).  We define NOI as segment revenues (exclusive of corporate interest income) less segment operating expenses (including provisions for bad debts, losses (gains) on marketable securities and net losses (gains) on sales of properties developed for sale, but excluding income taxes, ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization).  Additionally, discontinued operations, equity in earnings of unconsolidated real estate ventures and minority interests are adjusted to reflect NOI on the same basis. Prior to July 1, 2003, we included certain income taxes in our definition of NOI. Effective July 1, 2003, we revised our definition to exclude these amounts from NOI, affecting primarily the presentation of our community development activities.  We made this change because we now assess the operating results of our segments on a pre-tax basis.  Amounts for prior periods have been reclassified and conform to the current definition.

The accounting policies of the segments are the same as those used to prepare our condensed consolidated financial statements except that:

•                  we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures (“proportionate share ventures”) using the proportionate share method rather than the equity method;

•                  we include our share of NOI less interest expense and ground rent expense of other unconsolidated minority interest ventures (“other ventures”) in revenues; and

•                  we include discontinued operations and minority interests in NOI rather than presenting separately.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended September 30, 2003
Revenues	$198,924	$49,738	$62,833	$—	$—	$311,495
Operating expenses *	80,959	20,160	29,473	2,727	4,685	138,004
NOI	$117,965	$29,578	$33,360	$(2,727)	$(4,685)	$173,491

Three months ended September 30, 2002
Revenues	$204,836	$50,836	$72,161	$—	$—	$327,833
Operating expenses *	81,782	20,838	46,322	3,313	3,540	155,795
NOI	$123,054	$29,998	$25,839	$(3,313)	$(3,540)	$172,038

Nine months ended September 30, 2003
Revenues	$622,102	$149,955	$221,760	$—	$—	$993,817
Operating expenses *	250,145	59,609	129,192	10,702	15,106	464,754
NOI	$371,957	$90,346	$92,568	$(10,702)	$(15,106)	$529,063

Nine months ended September 30, 2002
Revenues	$545,023	$151,327	$175,310	$—	$—	$871,660
Operating expenses *	220,347	59,722	112,641	10,026	11,020	413,756
NOI	$324,676	$91,605	$62,669	$(10,026)	$(11,020)	$457,904

*                                         Operating expenses include provisions for bad debts, losses (gains) on marketable securities and net losses (gains) on sales of properties developed for sale and exclude income taxes, ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains on dispositions of interests in operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows
(in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:

Total reported above

$

311,495

$

327,833

$

993,817

$

871,660

Our share of revenues of unconsolidated real estate ventures

(36,478

)

(29,830

)

(108,944

)

(79,514

)

Revenues of discontinued operations

(559

)

(30,644

)

(43,748

)

(89,190

)

Other

70

147

157

642

Total in condensed consolidated financial statements

$

274,528

$

267,506

$

841,282

$

703,598

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:

Total reported above

$

138,004

$

155,795

$

464,754

$

413,756

Our share of operating expenses of unconsolidated real estate ventures	(12,717)	(9,568)	(37,973)	(25,182)
Operating expenses of discontinued operations

(430

)

(13,105

)

(21,677

)

(40,856

)

Other

1,404

2,411

13,659

8,871

Total in condensed consolidated financial statements

$

126,261

$

135,533

$

418,763

$

356,589

Operating results:

NOI

$

173,491

$

172,038

$

529,063

$

457,904

Interest expense

(56,933

)

(58,303

)

(172,003

)

(159,426

)

NOI of discontinued operations

(129

)

(17,539

)

(22,071

)

(48,334

)

Other provisions and losses, net

(3,788

)

(11,017

)

(30,517

)

(21,701

)

Depreciation and amortization

(45,627

)

(35,190

)

(129,339

)

(96,356

)

Impairment losses on operating properties

(6,500

)

—

(6,500

)

—

Income taxes, primarily deferred

(1,625

)

(8,700

)

(28,177

)

(25,553

)

Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains on operating properties of unconsolidated real estate ventures, net

(17,899

)

(9,475

)

(50,828

)

(30,531

)

Other

(4,346

)

(4,921

)

(13,741

)

(12,845

)

Earnings before net gains on dispositions of interests in operating properties and discontinued operations in condensed consolidated financial statements

$

36,644

$

26,893

$

75,887

$

63,158

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated financial statements are as follows (in thousands):

	September 30, 2003	December 31, 2002

Retail centers	$5,080,390	$5,181,205
Office and other properties	1,038,306	1,105,656
Community development	568,327	461,403
Commercial development	105,392	67,228
Corporate	260,581	148,070
Total segment assets	7,052,996	6,963,562
Our share of assets of unconsolidated proportionate share ventures	(1,019,019)	(923,372)
Investment in and advances to unconsolidated proportionate share ventures	382,034	345,978
Total assets in condensed consolidated financial statements	$6,416,011	$6,386,168

Investments in and advances to unconsolidated real estate ventures, by segment, are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002

Retail centers	$377,624	$320,849
Office and other properties	95,087	98,005
Community development	32,786	23,551
Total	$505,497	$442,405

(8)                                 Other provisions and losses, net

Other provisions and losses, net consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Pension plan curtailment loss (see note 6)	$—	$—	$(10,212)	$—
Pension plan settlement losses (see note 6)	(2,172)	—	(9,536)	—
Provision for organizational changes and early retirement costs	(901)	(8,617)	(7,873)	(8,617)
Losses on early extinguishment of debt	(715)	—	(6,442)	(195)
Impairment provision – MerchantWired	—	—	—	(11,623)
Gain on foreign exchange derivatives	—	—	—	1,134
Other	—	(2,400)	3,546	(2,400)
	$(3,788)	$(11,017)	$(30,517)	$(21,701)

The provision for organizational changes related primarily to costs incurred to reduce the size of our workforce in 2003 and to our consolidation of the management of our Property Operations and Commercial and Office Development divisions into a single Asset Management Group in 2002.  In connection with these changes, we initiated plans to reduce the size of our workforce and adopted voluntary early retirement programs in which employees who met certain criteria were eligible to participate.  The costs incurred for the three and nine months ended September 30, 2003, primarily pension plan settlements for employees electing early retirement (see note 6) and severance and other benefit costs for certain retiring executives, aggregated $3.1 million and $17.4 million, respectively.

During the three and nine months ended September 30, 2003, we recognized net losses, primarily prepayment penalties, of $0.7 million and $6.4 million, respectively, related to the extinguishment of debt prior to scheduled maturity.

The other amount for the nine months ended September 30, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.  The other amount for the three and nine months ended September 30, 2002 consists of an amount we agreed to pay for costs incurred by an entity that sold us a portfolio of office and industrial buildings in 1998 to resolve certain tax related matters arising from the transaction.

MerchantWired was an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants.  In the second quarter of 2002, we and the other real estate companies decided to discontinue the operations of MerchantWired.  Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

A portion of the purchase price for the acquisition of assets from Rodamco North America N.V. (“Rodamco”) was payable in euros.  In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819.  These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date.  The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of the contracts had declined to $3.1 million, and we recorded a loss of $8.2 million in the three months then ended.  In April 2002, we sold the contracts for net proceeds of $10.2 million, and we recorded a gain of $7.1 million for the three months ended June 30, 2002.  For the nine months ended September 30, 2002, we recognized a realized loss of $1.1 million.  We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million during the nine months ended September 30, 2002.

(9)                                 Net gains on dispositions of interests in operating properties

Net gains on dispositions of interests in operating properties are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net gains (losses) on dispositions of interests in unconsolidated real estate ventures:
Regional retail centers	$—	$(74)	$21,561	$42,590
Community retail center	—	—	—	4,316
Other, net	272	235	515	2,079
	$272	$161	$22,076	$48,985

In a transaction related to the sale of retail centers in the Philadelphia metropolitan area (see note 3), we acquired Christiana Mall from a party related to the purchaser and assumed a participating mortgage secured by Christiana Mall.  The participating mortgage had a fair value of $160.9 million.  The holder of this mortgage had the right to receive $120 million in cash and participation in cash flows and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  The holder exercised this right in June 2003.  We were required to record a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered nonmonetary under EITF 01-2, “Interpretations of APB Opinion No. 29.”  As a consequence, when we subsequently disposed of the 50% interest in the property, we recognized a gain of $21.6 million.

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

(10)                          Preferred Stock

The shares of Series B Convertible Preferred stock have a liquidation preference of $50 per share and earn dividends at an annual rate of 6% of the liquidation preference.  At the option of the holder, the Series B Convertible Preferred stock is convertible into shares of our common stock at a conversion price of $38.125 per share (equivalent to a conversion rate of approximately 1.311 shares of common stock for each share of preferred stock).  The conversion price is subject to adjustment in certain circumstances such as stock dividends, stock splits, rights offerings, mergers and similar transactions.  We may redeem the preferred stock after April 1, 2000, in whole or in part, only if for 20 trading days, including the last trading day, within a period of 30 consecutive trading days, the current market price of each of such 20 trading days exceeds 120% of the conversion price, in effect on such trading day.  Based on a conversion price of $38.125, 120% of the conversion price is $45.75.  Upon redemption, each share of preferred stock will be converted into a number of shares of our common stock equal to the liquidation preference of the share of preferred stock being redeemed divided by the conversion price in effect on the date of redemption.  There were 4,050,000 shares of preferred stock issued and outstanding at September 30, 2003 and December 31, 2002.

(11)                          Earnings per share

Information relating to the calculations of earnings per share (“EPS”) of common stock for the three months ended September 30, 2003 and 2002 is summarized as follows (in thousands):

	2003		2002
	Basic	Diluted	Basic	Diluted

Earnings from continuing operations	$36,916	$36,916	$27,054	$27,054
Dividends on unvested common stock awards and other	(163)	(163)	(202)	(254)
Dividends on convertible Preferred stock	(3,038)	(3,038)	(3,038)	(3,038)
Adjusted earnings from continuing operations used in EPS computation	$33,715	$33,715	$23,814	$23,762

Weighted-average shares outstanding	89,117	89,117	86,222	86,222
Dilutive securities:
Options, unvested common stock awards and other	—	2,560	—	1,643
Adjusted weighted-average shares used in EPS computation	89,117	91,677	86,222	87,865

Information relating to the calculations of earnings per share (“EPS”) of common stock for the nine months ended September 30, 2003 and 2002 is summarized as follows (in thousands):

	2003		2002
	Basic	Diluted	Basic	Diluted

Earnings from continuing operations	$97,963	$97,963	$112,143	$112,143
Dividends on unvested common stock awards and other	(506)	(506)	(663)	(392)
Dividends on convertible Preferred stock	(9,114)	(9,114)	(9,114)	(9,114)
Interest on convertible property debt	—	—	—	1,012
Adjusted earnings from continuing operations used in EPS computation	$88,343	$88,343	$102,366	$103,649

Weighted-average shares outstanding	87,841	87,841	84,504	84,504
Dilutive securities:
Options, unvested common stock awards and other	—	2,132	—	1,801
Convertible property debt	—	—	—	933
Adjusted weighted-average shares used in EPS computation	87,841	89,973	84,504	87,238

Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

(12)                          Impairment losses on operating properties

In September 2003, we recognized an impairment loss of $6.5 million on Westdale Mall, a retail center in Cedar Rapids, Iowa.  We changed our plans and intentions as to the manner in which this retail center would be operated in the future and revised estimates of the most likely holding period.  As a result, we evaluated the recoverability of the carrying amount of the center, determined that the carrying amount of the center was not recoverable from future cash flows and recognized an impairment loss.

(13)                      Commitments and contingencies

Other commitments and contingencies (that are not reported in the condensed consolidated balance sheet) at September 30, 2003 and December 31, 2002 are summarized as follows (in millions):

	September 30, 2003	December 31, 2002

Guarantee of debt of unconsolidated real estate ventures:
Village of Merrick Park	$176.8	$175.2
Hughes Airport-Cheyenne Centers	28.8	28.8
Construction contracts for properties in development:
Consolidated subsidiaries, primarily related to Fashion Show and The Shops at La Cantera	113.8	51.4
Our share of unconsolidated real estate ventures, primarily related to the Village of Merrick Park	7.1	15.4
Contract to purchase land	—	20.8
Construction and purchase contracts for land development	75.1	36.0
Our share of long-term ground lease obligations of unconsolidated real estate ventures	58.2	58.6
Bank letters of credit and other	10.9	9.9
	$470.7	$396.1

We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that owns the Village of Merrick Park.  At September 30, 2003, the outstanding balance under this loan was $176.8 million, all of which was guaranteed.  The maximum amount that may be borrowed under the loan is $200 million.  In October 2003, the venture repaid this loan with proceeds from a new $194 million mortgage. We have guaranteed $100 million of this loan.  The amount of the guarantee may be reduced or eliminated upon the achievement of certain lender requirements.  Additionally, venture partners have provided guarantees to us for their share (60%) of the new loan.

We and certain of our subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.  Some of these litigation matters are covered by insurance.  We are also aware of claims arising from disputes in the ordinary course of business.  We record provisions for litigation matters and other claims when we believe a loss is probable and can be reasonably estimated.  At September 30, 2003, recorded aggregate liabilities related to these claims were not significant.  We further believe that any losses we may suffer for litigation and other claims to the extent in excess of the recorded aggregate liabilities is not material.  Accordingly, in our opinion, adequate provision has been made for losses with respect to litigation matters and other claims, and the ultimate resolution of these matters is not likely to have a material effect on our consolidated financial position or results of operations.  Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

(14)                          New financial accounting standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002.  Our adoption of SFAS 146 in January 2003 did not have a material effect on our results of operations or financial condition.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures required by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize liabilities for the fair values of obligations undertaken in issuing guarantees issued or modified after December 31, 2002.  As of September 30, 2003, we had not entered into guarantees since January 1, 2003 that have had a material effect on our balance sheet, and the adoption of FIN 45 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  FIN 46 applied immediately to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date.  Effective December 31, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003.  We may apply FIN 46 prospectively, with a cumulative effect adjustment as of December 31, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  We are in the process of evaluating the effects of applying FIN 46 in 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 was effective for contracts entered into or modified after June 30, 2002, and implementation had no effect on our reported results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  We implemented SFAS 150 on July 1, 2003. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS 150 to minority interests related to limited life entities consolidated in financial statements.  As applied, implementation had no effect on our reported results of operations or financial position.

(15)                          Subsequent events

On November 10, 2003, we agreed to sell our investments in Kravco Investments, L.P. and its affiliates to an affiliate of Simon Property Group, Inc. for approximately $51.8 million.  We acquired these investments in the acquisition of the assets of Rodamco in 2002.  We expect to record a gain, net of taxes, of approximately $4.9 million.  We expect these transactions to close in the fourth quarter of 2003.

On November 12, 2003, we announced that we had reached an agreement in principle to acquire from Crescent Real Estate Equities Limited Partnership and its affiliates (collectively, “Crescent”) a 52.5% economic interest in entities (the “Woodlands Entities”) that own The Woodlands, a master-planned community in the Houston, Texas metropolitan area.  The transactions are subject to definitive documentation and customary conditions including lender approvals.  Assets owned by the Woodlands Entities include approximately 5,500 saleable acres of land, seven office buildings totaling 520,000 square feet of space, three golf course complexes, a resort conference center, the Marriott Waterway Hotel, five office buildings that are being marketed for sale and other miscellaneous assets. If the contemplated transactions are consummated, our share of the assets and related debt of the Woodlands Entities would be $387 million and $185 million, respectively.   The purchase price is approximately $202 million and will be paid as follows:

•         Transfer to Crescent of Hughes Center, a master-planned business park in Las Vegas, with eight office buildings totaling approximately 1.1 million square feet, nine ground leases and approximately 13 acres of developable land. For purposes of the transaction, Hughes Center is valued at $233 million less encumbering debt of approximately $137.5 million, which will be assumed by Crescent.

•         $106.5 million cash at closing.

We expect to execute binding agreements within 30 days and expect the transactions to close in 2003.  We anticipate funding the cash required at closing with credit facility borrowings or other corporate funds, and expect to receive a distribution from the Woodlands Entities of approximately $26 million shortly after closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation:

THE ROUSE COMPANY AND SUBSIDIARIES

The following discussion and analysis covers any material changes in our financial condition since December 31, 2002 and any material changes in our results of operations for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.  This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2002 Annual Report to Shareholders.

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

Income-Producing Properties

Our primary business strategies relating to income-producing properties include (1) owning and operating premier properties — shopping centers and large-scale mixed-use projects in major markets across the United States and (2) owning and operating geographically concentrated office and industrial buildings, principally complementing community development activities.  We believe that space in high-quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers and that these retail centers are better able to withstand difficult conditions in the overall economy, specifically in the real estate and retail industries.  In order to execute our strategies, with respect to income-producing properties, we evaluate opportunities to acquire or develop properties and to redevelop, expand and/or renovate properties in our portfolio.  We have made and plan to continue making substantial investments to acquire, develop and expand and/or renovate properties as follows:

•                  In August 2003, we acquired the remaining interest in Staten Island Mall, a regional retail center in Staten Island, New York.

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

•                  We are an investor in a joint venture that is developing The Shops at La Cantera, a regional retail center in San Antonio, Texas.

•                  We are redeveloping Fashion Show, a retail center on “the Strip” in Las Vegas, Nevada, and opened the first phase of this project in November 2002.  Other phases of this project are expected to open in late 2003 and early 2004.

•                  We are an investor in a joint venture that owns the Village of Merrick Park, a large-scale mixed-use project in Coral Gables, Florida, that opened in September 2002.

Income-Producing Properties, continued

We continually assess whether properties in which we own interests are consistent with our business strategies. We have disposed of interests in more than 50 retail centers and numerous other properties since 1993 (at times using tax-deferred exchanges or joint ventures) and may continue to dispose of selected properties that are not meeting or are not considered to have the potential to continue to meet our investment criteria.  We may also dispose of interests in properties for other reasons.  We have disposed of interests in the following properties during 2002 and 2003:

•                  We sold The Jacksonville Landing, a retail center in Jacksonville, Florida, in August 2003.

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

Community Development

Our primary business strategy relating to community development projects is to develop and sell land in our planned communities in a manner that increases the value of the remaining land to be developed and sold and to provide current cash flows.  Our major land development projects include communities in and around Columbia in Howard County, Maryland and in Summerlin, Nevada.  In addition, we are an investor in an unconsolidated real estate venture that is developing Fairwood, a planned community in Prince George’s County, Maryland.  To leverage our experience and provide further growth, we are continuing to seek and evaluate opportunities to acquire new and/or existing community development projects.  In May 2003, we purchased approximately 8,060 acres of investment land and land to be held for development and sale in the Houston, Texas metropolitan area.  In September 2003, we purchased an additional 642 acres of land contiguous to this parcel.  We expect to begin significant development activities on this land in 2004 and to begin selling this land in 2005.

Operating results:

The discussion of operating results covers each of our business segments, as management believes that a segment analysis provides the most effective means of understanding the business.  It also provides information about other elements of the condensed consolidated statement of operations that are not included in the segment results.

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”).  We define NOI as segment revenues (exclusive of corporate interest income) less segment operating expenses (including provisions for bad debts, losses (gains) on marketable securities and net losses (gains) on sales of properties developed for sale, but excluding income taxes, ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization).  Additionally, discontinued operations, equity in earnings of unconsolidated real estate ventures and minority interests are adjusted to reflect NOI on the same basis.  Prior to July 1, 2003, we included certain income taxes in our definition of NOI. Effective July 1, 2003, we revised our definition to exclude these amounts from NOI, affecting primarily the presentation of our community development activities.  We made this change because we now assess the operating results of our segments on a pre-tax basis.  Amounts for prior periods have been reclassified and conform to the current definition.

The accounting policies of the segments are the same as those used to prepare our condensed consolidated financial statements except that:

•                  we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures (“proportionate share ventures”) using the proportionate share method rather than the equity method;

•                  we include our share of NOI less interest expense and ground rent expense of other unconsolidated minority interest ventures (“other ventures”) in revenues; and

•                  we include discontinued operations and minority interests in NOI rather than presenting separately.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

Operating results for the segments are summarized as follows (in millions):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended September 30, 2003
Revenues	$198.9	$49.7	$62.9	$—	$—	$311.5
Operating expenses *	80.9	20.2	29.6	2.7	4.6	138.0
NOI	$118.0	$29.5	$33.3	$(2.7)	$(4.6)	$173.5

Three months ended September 30, 2002
Revenues	$204.8	$50.8	$72.2	$—	$—	$327.8
Operating expenses *	81.7	20.8	46.4	3.3	3.6	155.8
NOI	$123.1	$30.0	$25.8	$(3.3)	$(3.6)	$172.0

Nine months ended September 30, 2003
Revenues	$622.1	$149.9	$221.8	$—	$—	$993.8
Operating expenses *	250.1	59.6	129.2	10.7	15.1	464.7
NOI	$372.0	$90.3	$92.6	$(10.7)	$(15.1)	$529.1

Nine months ended September 30, 2002
Revenues	$545.0	$151.3	$175.3	$—	$—	$871.6
Operating expenses *	220.3	59.7	112.6	10.0	11.1	413.7
NOI	$324.7	$91.6	$62.7	$(10.0)	$(11.1)	$457.9

*                               Operating expenses include provisions for bad debts, losses (gains) on marketable securities and net losses (gains) on sales of properties developed for sale and exclude income taxes, ground rent expense, distributions on Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains on dispositions of interests in operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in millions):

Three months ended September 30,

Nine months ended September 30,

2003

2002

2003

2002

Revenues:

Total reported above

$

311.5

$

327.8

$

993.8

$

871.6

Our share of revenues of unconsolidated real estate ventures

(36.4

)

(29.8

)

(108.9

)

(79.5

)

Revenues of discontinued operations

(0.6

)

(30.6

)

(43.7

)

(89.1

)

Other

—

0.1

0.1

0.6

Total in condensed consolidated financial statements

$

274.5

$

267.5

$

841.3

$

703.6

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:

Total reported above

$

138.0

$

155.8

$

464.7

$

413.7

Our share of operating expenses of unconsolidated real estate ventures	(12.7)	(9.6)	(38.0)	(25.2)
Operating expenses of discontinued operations

(0.5

)

(13.1

)

(21.6

)

(40.8

)

Other

1.5

2.4

13.7

8.9

Total in condensed consolidated financial statements

$

126.3

$

135.5

$

418.8

$

356.6

Operating results:

NOI

$

173.5

$

172.0

$

529.1

$

457.9

Interest expense

(56.9

)

(58.3

)

(172.0

)

(159.4

)

NOI of discontinued operations

(0.1

)

(17.5

)

(22.1

)

(48.3

)

Other provisions and losses, net

(3.8

)

(11.0

)

(30.5

)

(21.7

)

Depreciation and amortization

(45.6

)

(35.2

)

(129.3

)

(96.4

)

Impairment losses on operating properties

(6.5

)

—

(6.5

)

—

Income taxes, primarily deferred

(1.6

)

(8.7

)

(28.2

)

(25.6

)

Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains on operating properties of unconsolidated real estate ventures, net

(17.9

)

(9.4

)

(50.8

)

(30.5

)

Other

(4.5

)

(5.0

)

(13.8

)

(12.8

)

Earnings before net gains on dispositions of interests in operating properties and discontinued operations in condensed consolidated financial statements

$

36.6

$

26.9

$

75.9

$

63.2

The reasons for significant changes in revenues and expenses comprising NOI and other elements of net earnings are discussed below.

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

Retail Centers:  Operating results of retail centers are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues	$198.9	$204.8	$622.1	$545.0
Operating expenses, exclusive of ground rents and depreciation and amortization	80.9	81.7	250.1	220.3
NOI	$118.0	$123.1	$372.0	$324.7

The $5.9 million decrease in revenues for the three months ended September 30, 2003 and $77.1 million increase in revenues for the nine months ended September 30, 2003 compared to the same periods in 2002 were attributable primarily to:

•                  the dispositions of interests in properties in 2002 and 2003 (decreases of $27.9 million and $46.6 million for the three and nine months, respectively);

•                  the acquisitions of interests in properties in 2002 and 2003 (increases of $13.7 million and $98.2 million for the three and nine months, respectively);

•                  the 2002 openings of the first phase of Fashion Show expansion and Village of Merrick Park (increases of $6.1 million and $19.7 million for the three and nine months, respectively);

•                  receipt of a management contract termination payment for Town & Country Center in Miami, Florida during the three months ended in March 31, 2002 ($4.8 million); and

•                  higher rents on re-leased space at comparable retail centers.

Our comparable properties had average occupancy levels of approximately 92% during the nine months ended September 30, 2003 and 2002.

The $0.8 million decrease and $29.8 million increase in operating expenses, exclusive of ground rent expense and depreciation and amortization, for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002 were attributable primarily to:

•                  the dispositions of interests in properties in 2002 and 2003 (decreases of $11.7 million and $18.6 million for the three and nine months, respectively);

•                  the acquisitions of interests in properties in 2002 and 2003 (increases of $5.7 million and $36.6 million for the three and nine months, respectively);

•                  the openings of the first phase of Fashion Show expansion and the Village of Merrick Park    (increases of $4.4 million and $10.6 million for the three and nine months, respectively); and

•                  lower bad debt expenses at comparable retail centers (decrease of $1.2 million for the nine months).

We expect a decline in overall NOI from retail centers in the fourth quarter of 2003 as compared to the same period in 2002 similar to the decline in the third quarter of 2003 as compared to the third quarter of 2002, primarily as a result of the dispositions of retail centers in the second quarter of 2003. We expect this decline to be partially offset by the NOI from the opening of additional space at Fashion Show and the Village of Merrick Park and from the acquisitions of interests in Christiana Mall and Staten Island Mall.

Office and Other Properties:  Operating results of office and other properties are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues	$49.7	$50.8	$149.9	$151.3
Operating expenses, exclusive of ground rents and depreciation and amortization	20.2	20.8	59.6	59.7
NOI	$29.5	$30.0	$90.3	$91.6

The decrease in net operating income of $0.5 million and $1.3 million for the three and nine months ended September 30, 2003 compared to the same periods in 2002 is attributable to the sale of eight office and industrial buildings in the Baltimore-Washington corridor and lower average occupancy levels at comparable properties.  The effect of the sale of properties and lower occupancy levels at comparable properties for the nine months ended September 30 (88.3% in 2003 and 89.8% in 2002) more than offset the effects of the property interests acquired from Rodamco in 2002.

Difficult general economic conditions and weakening office demand led to higher vacancy rates in our office portfolio.  We expect the annual NOI from our office and other properties segment to decline in 2003 compared to 2002, due to the sale of the properties and the national trend of weakened demand for office space.

Community Development:  Community development operations relate primarily to the communities of Summerlin, Nevada; Columbia, Emerson and Stone Lake in Howard County, Maryland; and Fairwood in Prince George’s County, Maryland.  Generally, revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, levels of homebuilder inventory, availability of saleable land for particular uses and our decisions to sell, develop or retain land.  Operating results of community development are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Nevada Operations:
Revenues:
Summerlin	$31.6	$49.1	$164.9	$115.7
Other	0.2	5.1	0.7	10.6
Operating costs and expenses:
Summerlin	17.6	33.9	107.2	83.9
Other	1.4	5.4	2.4	9.9
NOI	$12.8	$14.9	$56.0	$32.5
Columbia Operations:
Revenues	$31.1	$18.0	$56.2	$49.0
Operating costs and expenses	10.6	7.1	19.6	18.8
NOI	$20.5	$10.9	$36.6	$30.2
Total:
Revenues	$62.9	$72.2	$221.8	$175.3
Operating costs and expenses	29.6	46.4	129.2	112.6
NOI	$33.3	$25.8	$92.6	$62.7

Revenues and NOI from Summerlin decreased $17.5 million and $1.2 million, respectively, for the three months ended September 30, 2003 and increased $49.2 million and $25.9 million, respectively, for the nine months ended September 30, 2003.  The decrease in revenues and NOI for the three months is attributable to fewer land sales in the third quarter as compared to the same period in the prior year.  However, for the nine month period in 2003, there were higher prices on land sold for residential and commercial purposes.  The increase in operating margins in the nine months ended September 30, 2003 was due primarily to the effects of favorable pricing resulting from higher demand and the limited availability of land for similar uses in the area.

Revenues and NOI from other Nevada operations decreased $4.9 million and $0.9 million, respectively, for the three months ended September 30, 2003 and decreased $9.9 million and $2.4 million, respectively, for the nine months ended September 30, 2003.  These decreases were attributable primarily to sales of investment land in 2002.  There were no significant sales of investment land in 2003.

Revenues and NOI from Columbia operations increased $13.1 million and $9.6 million, respectively, for the three months ended September 30, 2003 and $7.2 million and $6.4 million, respectively, for the nine months ended September 30, 2003.  These increases were attributable primarily to increased residential land sales, offset by lower levels of sales for commercial uses.

We expect that NOI from community development in the fourth quarter of 2003 will exceed that of the fourth quarter of 2002 assuming continued favorable market conditions in the Las Vegas, Nevada and Howard County, Maryland regions.

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

Corporate:  Corporate operating expenses consist of costs associated with Company-wide activities which include shareholder relations, the Board of Directors, financial management, strategic planning and equity in operating results of miscellaneous corporate investments.  Corporate operating expenses increased $1.0 million and $4.0 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  The increases in 2003 were primarily attributable to higher information technology expenses and expenses incurred relating to corporate governance initiatives.

Other Operating Information

Interest expenses:  Interest expense decreased $1.4 million for the three months ended September 30, 2003 and increased $12.6 million for the nine months ended September 30, 2003, compared to the same periods in 2002.  The decrease for the three month period was primarily attributable to lower interest costs due to a lower weighted-average interest rate.  This decrease was partially offset by lower interest capitalization due to the openings of phases of Fashion Show and the Village of Merrick Park. The increase for the nine month period is attributable primarily to interest costs on debt issued and assumed related to the acquisition of the assets of Rodamco in May 2002 and to lower interest capitalization due to the openings described above.

Depreciation and amortization:  Depreciation and amortization expense increased $10.4 million and $33.0 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002.  The increases were attributable primarily to depreciation of the properties acquired in 2002 and 2003.

Other provisions and losses, net:  The other provisions and losses, net are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Pension plan curtailment loss	$—	$—	$(10.2)	$—
Pension plan settlement losses	(2.2)	—	(9.5)	—
Provision for organizational changes and early retirement costs	(0.9)	(8.6)	(7.9)	(8.6)
Losses on early extinguishment of debt	(0.7)	—	(6.4)	(0.2)
Impairment provision – MerchantWired	—	—	—	(11.6)
Gain on foreign exchange derivatives	—	—	—	1.1
Other	—	(2.4)	3.5	(2.4)
	$(3.8)	$(11.0)	$(30.5)	$(21.7)

In February 2003, we modified our defined benefit pension plans so that covered employees will not earn additional benefits for future services.  As a result of the modification, we were required to immediately adjust the pension plan related asset and liability recognized in the condensed consolidated financial statements. The adjustment was equal to substantially all of the unamortized prior service cost and unrecognized transition obligation of the plans and resulted in a $10.2 million curtailment loss. At some point, we may decide to terminate our defined benefit pension plans and settle our benefit obligations by paying full benefits to eligible participants. These settlements could, depending on the market value of the assets of the plans and the relevant interest rates at the time, require us to make additional contributions to the plans, which could be significant. These settlements would also require us to recognize any then unrecognized losses related to the plans. Based on the March 31, 2003 valuation of the plans, these unrecognized losses were approximately $33 million.  These unrecognized losses may change depending on the market value of the plan assets, interest rates and other factors as of the measurement dates.

The provision for organizational changes related primarily to costs incurred to reduce the size of our workforce in 2003 and to our consolidation of the management of our Property Operations and Commercial and Office Development divisions into a single Asset Management Group in 2002.  In connection with these changes, we initiated plans to reduce the size of our workforce and adopted voluntary early retirement programs in which employees who met certain criteria were eligible to participate.  The costs incurred for the three and nine months ended September 30, 2003, primarily pension plan settlements for employees electing early retirement and severance and other benefit costs for certain retiring executives, aggregated $3.1 million and $17.4 million, respectively. We expect to continue to incur pension plan settlement losses as retired employees elect lump-sum distributions of their pension benefits.  Additional settlement losses in the fourth quarter of 2003 are expected to be in the range of $1 million to $3 million.

During the three and nine months ended September 30, 2003, we recognized net losses, primarily prepayment penalties, of $0.7 million and $6.4 million, respectively, related to the extinguishment of debt prior to scheduled maturity.

The other amount for the nine months ended September 30, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us. The other amount for the three and nine months ended September 30, 2002 consists of an amount we agreed to pay for costs incurred by an entity that sold us a portfolio of office and industrial buildings in 1998 to resolve certain tax related matters arising from the transaction.

MerchantWired was an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants.  In the second quarter of 2002, we and the other real estate companies decided to discontinue the operations of MerchantWired.  Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

A portion of the purchase price for the acquisition of assets from Rodamco North America N.V. (“Rodamco”) was payable in euros.  In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819.  These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date.  The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million. At March 31, 2002, the value of the contracts had declined to $3.1 million, and we recorded a loss of $8.2 million in the three months then ended.  In April 2002, we sold the contracts for net proceeds of $10.2 million, and we recorded a gain of $7.1 million for the three months ended June 30, 2002.  For the nine months ended September 30, 2002, we recognized a realized loss of $1.1 million.  We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million during the three months ended September 30, 2002.

Net gains on dispositions of interests in operating properties:  Net gains on dispositions of interests in operating properties are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net gains (losses) on dispositions of interests in unconsolidated real estate ventures:
Regional retail centers	$—	$(0.1)	$21.6	$42.6
Community retail center	—	—	—	4.3
Other, net	0.3	0.3	0.5	2.1
	$0.3	$0.2	$22.1	$49.0

In a transaction related to the sale of retail centers in the Philadelphia metropolitan area, we acquired Christiana Mall from a party related to the purchaser and assumed a participating mortgage secured by Christiana Mall.  The participating mortgage had a fair value of $160.9 million.  The holder of this mortgage had the right to receive $120 million in cash and participation in cash flows and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  The holder exercised this right in June 2003.  We were required to record a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered non-monetary under EITF 01-2, “Interpretations of APB Opinion No. 29.”  As a consequence, when we subsequently disposed of the 50% interest in the property, we recognized a gain of $21.6 million.

In April 2002, we sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for $20.5 million and the buyer assumed our share of the center’s debt ($44.7 million).  Our interest in this property was reported in unconsolidated real estate ventures and, accordingly, the gain of $42.7 million that we recorded on this transaction is included in continuing operations.

Impairment losses on operating properties:  In September 2003, we recognized an impairment loss of $6.5 million on Westdale Mall, a retail center in Cedar Rapids, Iowa.  We changed our plans and intentions as to the manner in which this retail center would be operated in the future and revised estimates of the most likely holding period.  As a result, we evaluated the recoverability of the carrying amount of the center, determined that the carrying amount of the center was not recoverable from future cash flows and recognized an impairment loss.

Income taxes:  We own and operate several taxable REIT subsidiaries (“TRS”), which allow us to engage in certain non-qualifying REIT activities.  With respect to the TRS, we are liable for income taxes at the Federal and state levels, and the current and deferred income tax provisions relate primarily to the earnings of the TRS.

Our deferred tax asset was $95.1 million and our deferred tax liability was $75.2 million at September 30, 2003.  Our deferred tax asset was $3.8 million and our deferred tax liability was $96.2 million at December 31, 2002.  In September 2003, we acquired a controlling financial interest in an entity (in which we previously held a minority interest acquired from Rodamco) whose assets include, among other things, approximately $400 million of temporary differences.  We believe that it is more likely than not that we will realize these assets and, accordingly, recorded a deferred tax asset of approximately $140 million.  We also recorded a deferred credit of approximately $122 million in accordance with EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”  This deferred credit will reduce income tax expense when the deferred tax asset is realized.  Deferred tax liabilities will become payable as TRS net operating loss carryforwards are exhausted and temporary differences reverse (primarily due to completion of land development projects).

We had previously recorded valuation allowances related to certain deferred tax assets that we could not conclude were more likely than not to be realized.  A significant portion of these assets related to temporary differences, primarily net operating loss carryforwards, attributed to a TRS that is an investor in the planned community of Fairwood.  Land sales at Fairwood began in the third quarter of 2002.  Our experience over the past twelve months and our latest projections indicate that it is now more likely than not that we will realize substantially all of these deferred tax assets.  Accordingly, in the third quarter of 2003, we eliminated $9.9 million of the valuation allowance related to these deferred tax assets.  The decrease in income tax expense in the three months ended September 30, 2003 compared to the same period in 2002 is attributable primarily to this change in the valuation allowance.

Equity in earnings of unconsolidated real estate ventures:  Equity in earnings of unconsolidated real estate ventures is summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net operating income	$23.7	$20.2	$70.9	$54.3
Ground rent expense	(0.4)	(0.3)	(1.2)	(0.9)
Interest expense	(8.7)	(5.2)	(24.9)	(18.5)
Depreciation and amortization	(8.7)	(3.9)	(24.6)	(10.7)
Other provisions and losses	(0.1)	—	(0.1)	(0.4)
Equity in earnings of unconsolidated real estate ventures	$5.8	$10.8	$20.1	$23.8

For segment reporting purposes, our share of the NOI of unconsolidated real estate ventures is included in the operating results of retail centers, office and other properties, community development and commercial development as discussed above in this Management’s Discussion and Analysis.  The increase in NOI and depreciation and amortization expense was primarily attributable to the acquisition of assets from Rodamco.  In connection with this transaction, we acquired interests in several properties and other investments that are accounted for as unconsolidated real estate ventures (Oakbrook Center, Water Tower Place, River Ridge, Kravco Investments, L.P. and Westin Hotel).  We also acquired from Rodamco the remaining interests in properties (Collin Creek, North Star, Perimeter Mall and Willowbrook) in which we previously had a non-controlling interest and accounted for as unconsolidated real estate ventures.  Also, we disposed of a 50% tenancy in common interest in Franklin Park in April 2002, opened the Village of Merrick Park in September 2002, admitted a 50% joint venture partner in Perimeter Mall in October 2002, acquired the controlling financial interests in Ridgedale Center and Southland Center in November 2002 and, beginning in the second quarter of 2003, own a 50% interest in Christiana Mall.

Discontinued operations: The operating results of discontinued operations are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net operating income	$0.1	$17.5	$22.1	$48.3
Ground rent expense	—	(0.3)	(0.6)	(1.0)
Interest expense	(0.2)	(6.9)	(10.0)	(21.6)
Depreciation and amortization	(0.2)	(5.1)	(7.1)	(16.3)
Other gains (losses), net	—	—	26.9	(5.3)
Net gains on dispositions of interests in operating properties	3.9	—	73.7	27.7
Income tax benefit (provision), primarily deferred	—	—	(0.2)	1.2
Discontinued operations	$3.6	$5.2	$104.8	$33.0

Discontinued operations include the operating results of one retail center and three other retail properties sold during the three months ended September 30, 2003 and the operating results of six retail centers and eight office and industrial buildings sold during the nine months ended September 30, 2003 and properties sold during 2002 in which we do not have significant continuing involvement.  For segment reporting purposes, our share of the NOI of the properties in discontinued operations is included in the operating results of retail centers, office and other properties or commercial development as discussed above in this Management’s Discussion and Analysis.

During the three months ended September 30, 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida, for net proceeds of $4.8 million.  We recognized a gain of $2.8 million relating to this sale.  We recorded an impairment loss of $3.3 million in the fourth quarter of 2002 related to this property. During the quarter, we also sold three small neighborhood retail properties in Columbia, Maryland for aggregate proceeds of $2.2 million and recognized aggregate gains of $0.9 million.  We sold these properties because they no longer met our investment criteria.

During the nine months ended September 30, 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.  In connection with these transactions, we received net cash proceeds of $218.3 million, the purchaser assumed or repaid at settlement $276.6 million of property debt, and we assumed a participating mortgage valued at approximately $160 million secured by Christiana Mall.  We recognized net gains on dispositions of interests in operating properties of $65.4 million relating to the monetary portions of these transactions. We recorded an impairment loss of $38.8 million in the fourth quarter of 2002 related to one of the retail centers which we sold.  We entered into these transactions to enhance the overall quality of our portfolio of retail centers.

During the nine months ended September 30, 2003, we also sold eight office and industrial buildings in the Baltimore-Washington corridor for net proceeds of $46.6 million.  We recognized gains on operating properties of $4.4 million relating to the sales of these properties.  We sold these properties because they no longer met our investment criteria.

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

Net earnings:  The increase in net earnings for the nine months ended September 30, 2003 as compared to the same period in 2002 was attributable to the factors discussed above.

Funds From Operations: We use Funds From Operations (“FFO”) as a supplement to our reported net earnings.  Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes over time as reflected through depreciation and amortization expenses.  We believe that the value of real estate assets does not diminish predictably over time, as historical cost accounting implies, and instead fluctuates due to market and other conditions.  Accordingly, we believe FFO provides investors with useful information about our operating performance because it excludes real estate depreciation and amortization expense.  We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts (“NAREIT”).  Accordingly, FFO is defined as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding gains (losses) on sales of depreciated operating properties and real estate depreciation and amortization expense.  Also, beginning July 1, 2003, we include impairment losses on operating properties in FFO. FFO for all periods presented conforms to this definition.  Our calculation of FFO may not be comparable to similarly titled measures reported by other companies because all companies do not calculate FFO in the same manner.  FFO is not a liquidity measure and should not be considered as an alternative to cash flows or indicative of cash available for distribution.  It also should not be considered an alternative to net earnings, as determined in accordance with GAAP, as an indication of our financial performance.

Net earnings is reconciled to FFO as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net earnings	$40.5	$32.3	$202.7	$145.2
Depreciation and amortization	54.5	44.2	161.1	123.4
Net gains on dispositions of interests in operating properties	(4.2)	(0.2)	(95.8)	(76.7)
Funds From Operations	$90.8	$76.3	$268.0	$191.9

Depreciation and amortization and net gains on dispositions of interests in operating properties include our share of the depreciation and amortization and net gains on dispositions of interests in operating properties of unconsolidated real estate ventures and of those properties classified in discontinued operations.

The increase in FFO for the three and nine months ended September 30, 2003 compared to the same periods in 2002 was attributable to factors discussed above in this Management’s Discussion and Analysis.

Financial condition, liquidity and capital resources:

Shareholders’ equity increased by $147.4 million from December 31, 2002 to September 30, 2003.  The increase was primarily attributable to net earnings for the nine months ended September 30, 2003 and the effect of the exercise of stock options and lapse of restrictions on common stock granted to executives.  These increases were partially offset by the payment of regular quarterly dividends on our common and Preferred stocks.

We had cash and cash equivalents and investments in marketable securities of $80.4 million at September 30, 2003, including $2.2 million of investments held for restricted uses. On September 29, 2003, we announced that we will use approximately $26 million of cash resulting from the exercise of stock options to redeem a portion of the outstanding Company-obligated mandatorily redeemable preferred securities in November 2003.

We have a credit facility with a group of lenders that provides for unsecured borrowings.  In July 2003, we negotiated an amendment to the facility.  The amount that may be borrowed under this facility increased from $450 million to $900 million and the amended facility will be available until July 2006, subject to a one-year renewal option.  The facility bears interest at LIBOR plus a margin.  The margin is determined based on the ratings assigned to our senior unsecured long-term debt securities by Moody’s Investors Service, Inc. (Moody’s)  and/or Standard & Poor’s Credit Market Services (S&P) and may range from 0.6% to 1.25%.  At September 30, 2003 our rating was Baa3 by Moody’s and BBB- by S&P.  These ratings resulted in a margin of 0.90% on our credit facility.  The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs.  It may also be used to pay some portion of existing debt, including secured debt.  Availability under the facility was $395 million at September 30, 2003.

We have a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, preferred stock and debt securities.  At September 30, 2003, we had issued approximately $1.22 billion in aggregate of common stock and debt securities under the shelf registration statement, with a remaining availability of approximately $1.03 billion.

Our debt at September 30, 2003 is summarized as follows (in millions):

	Total	Due in one year
Mortgages and bonds	$2,964.1	$426.0
Medium-term notes	45.5	—
Credit facility borrowings	505.0	—
Other loans	771.3	20.6
Total	$4,285.9	$446.6

As of September 30, 2003, our debt due in one year includes balloon payments of $370.6 million that are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), proceeds from the issuance of unsecured debt, borrowings under our credit facility and other available corporate funds.  We may obtain extensions of maturities on certain loans.  We may use distributions of financing proceeds from unconsolidated real estate ventures to provide liquidity.  We may also sell interests in operating properties or contribute operating properties or development projects to joint ventures in exchange for cash distributions from and ownership interests in the joint ventures.

We expect to spend more than $97.0 million for new developments, expansions and improvements to existing properties and investments in unconsolidated real estate joint ventures in the remainder of 2003.  These expenditures will be financed primarily by operating cash flows, the proceeds of construction loans secured by the projects and credit facility borrowings.  We may also acquire interests in income-producing properties and/or community development projects that meet our investment criteria. We are continually evaluating sources of capital, and we believe there are satisfactory sources available for all requirements.

Net cash provided by operating activities was $304.7 million and $259.9 million for the nine months ended September 30, 2003 and 2002, respectively.  The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and land development costs.  The increase in net cash provided of $44.8 million was attributable primarily to proceeds from land sales and the operating cash flows of the properties acquired in 2002 and 2003, partially offset by the effects of the properties sold in 2002 and 2003 and the acquisition of investment land and land to be held for development and sale in the Houston, Texas metropolitan area in May 2003.

Net cash used by investing activities was $108.0 million for the nine months ended September 30, 2003 and net cash used by investing activities was $862.1 million for the nine months ended September 30, 2002.  The decrease of $754.1 million was due primarily to a decrease in purchases of property interests and an increase in proceeds from dispositions of interests in properties.  These were partially offset by an increase in expenditures for properties in development (primarily the redevelopment of Fashion Show).

Net cash used by investing activities in 2003 was primarily:

•                  Acquisition of remaining interest in Staten Island Mall ($148.3 million) and

•                  Expenditures for properties in development (primarily Fashion Show).

•                  These expenditures were partially offset by proceeds from dispositions of interests in properties, primarily the net proceeds of the sale of six retail centers in the Philadelphia metropolitan area ($218.3 million, net of the acquisition of Christiana Mall), The Jacksonville Landing ($4.8 million) and eight office and industrial buildings in the Baltimore-Washington corridor ($46.6 million).

Net cash used by investing activities in 2002 was primarily:

•                  Acquisition of eight high-quality operating properties and other assets in May 2002 from Rodamco North America N.V. ($810.2 million) and

•                  Expenditures for properties in development and investments in unconsolidated ventures (primarily Fashion Show and Village of Merrick Park).

•                  These expenditures were partially offset by proceeds from disposition of interests in 12 community retail centers in Columbia, Maryland ($111.1 million) and our interest in Franklin Park ($20.5 million).

Net cash used by financing activities was $177.6 million for the nine months ended September 30, 2003 and net cash provided by financing activities was $744.0 million for the nine months ended September 30, 2002.  The change of $921.6 million relates to our issuance of 16.675 million shares of common stock for net proceeds of $456.4 million under our shelf registration statement in January and February 2002 and the issuance of a $392.5 million bridge loan facility in May 2002.  We used a portion of the proceeds from the stock issuance to repay borrowings under our credit facility and to repay property debt.  The remaining proceeds from the common stock issuance ($279.3 million) and the proceeds from borrowings under the bridge loan facility were used to fund a portion of the acquisition of assets from Rodamco in May 2002.  The change was also attributable to repayments of property debt in 2003, offset by increased borrowings under our line of credit and proceeds from the exercise of stock options.

Net cash used by financing activities in 2003 was primarily:

•                  Repayment of property debt, primarily North Star ($155 million) and Christiana Mall ($120 million);

•                  Repayments of Company-obligated mandatorily redeemable preferred securities ($32.1 million); and

•                  Payment of dividends on common stock and preferred stock ($120.4 million).

•                  These payments were partially offset by proceeds from the exercise of stock options ($61.9 million), net borrowings under our line of credit facility ($263 million) and proceeds from the issuance of property debt  (primarily Christiana Mall, $120 million).

Net cash provided by financing activities in 2002 was primarily:

•                  Proceeds from issuance of 16.675 million shares of common stock ($456.4 million) in January and February 2002 and

•                  Issuance of $392.5 million bridge loan facility in May 2002 and $400 million public debt in September 2002.

•                  These proceeds were partially offset by the payment of dividends on common stock and preferred stock ($110.3 million), repayments of property debt ($119.5 million), repayment of the bridge loan facility ($220.4 million) and net repayment of our line of credit facility ($117 million).

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

We have guaranteed the repayment of a construction loan of the unconsolidated real estate venture that owns the Village of Merrick Park.  At September 30, 2003, the outstanding balance under this loan was $176.8 million, all of which was guaranteed.  The maximum amount that may be borrowed under the loan is $200 million.  In October 2003, the venture repaid this loan with proceeds from a new $194 million mortgage. We have guaranteed $100 million of this loan.  The amount of the guarantee may be reduced or eliminated upon the achievement of certain lender requirements.  Additionally, venture partners have provided guarantees to us for their share (60%) of the new loan.

In August 2003, we acquired the remaining interests in Staten Island Mall, a retail center in New York, for approximately $148 million and the assumption of approximately $53 million in debt. Prior to this transaction, we held a noncontrolling interest in the property and accounted for our investment as an investment in unconsolidated real estate ventures. We consolidated the property in our financial statements from the date of the acquisition.

Subsequent events:

On November 10, 2003, we agreed to sell our investments in Kravco Investments, L.P. and its affiliates to an affiliate of Simon Property Group, Inc. for approximately $51.8 million.  We acquired these investments in the acquisition of the assets of Rodamco in 2002.  We expect to record a gain, net of taxes, of approximately $4.9 million.  We expect these transactions to close in the fourth quarter of 2003.

On November 12, 2003, we announced that we had reached an agreement in principle to acquire from Crescent Real Estate Equities Limited Partnership and its affiliates (collectively, “Crescent”) a 52.5% economic interest in entities (the “Woodlands Entities”) that own The Woodlands, a master-planned community in the Houston, Texas metropolitan area.  The transactions are subject to definitive documentation and customary conditions including lender approvals.  Assets owned by the Woodlands Entities include approximately 5,500 saleable acres of land, seven office buildings totaling 520,000 square feet of space, three golf course complexes, a resort conference center, the Marriott Waterway Hotel, five office buildings that are being marketed for sale and other miscellaneous assets. If the contemplated transactions are consummated, our share of the assets and related debt of the Woodlands Entities would be $387 million and $185 million, respectively.   The purchase price is approximately $202 million and will be paid as follows:

•         Transfer to Crescent of Hughes Center, a master-planned business park in Las Vegas, with eight office buildings totaling approximately 1.1 million square feet, nine ground leases and approximately 13 acres of developable land. For purposes of the transaction, Hughes Center is valued at $233 million less encumbering debt of approximately $137.5 million, which will be assumed by Crescent.

•         $106.5 million cash at closing.

We expect to execute binding agreements within 30 days and expect the transactions to close in 2003.  We anticipate funding the cash required at closing with credit facility borrowings or other corporate funds, and expect to receive a distribution from the Woodlands Entities of approximately $26 million shortly after closing.

We believe the transactions may reduce net earnings and FFO in 2004, but that they should increase net earnings and FFO in 2005 and thereafter.  We cannot assure that actual results will not differ from our expectation.

Critical accounting policies:

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

New financial accounting standards:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002.  Our adoption of SFAS 146 in January 2003 did not have a material effect on our results of operations or financial condition.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures required by a guarantor in its interim and annual financial statements about it obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize liabilities for the fair values of obligations undertaken in issuing guarantees issued or modified after December 31, 2002.  We have not entered into guarantees since January 1, 2003 that have a material effect on our balance sheet and the adoption of FIN 45 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  FIN 46 applied immediately to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date.  Effective December 31, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003.  We may apply FIN 46 prospectively, with a cumulative effect adjustment as of December 31, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. We are in the process of evaluating the effects of applying FIN 46 in 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 was effective for contracts entered into or modified after June 30, 2002, and implementation had no effect on our reported results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  We implemented SFAS 150 on July 1, 2003.  On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS 150 to minority interests related to limited life entities consolidated in financial statements.  As applied, implementation had no effect on our reported results of operations or financial position.

Information relating to forward-looking statements:

This report on Form 10-Q includes forward-looking statements which reflect our current views with respect to future events and financial performance.  Such forward-looking statements include, among others, statements regarding expectations as to operating results from our retail centers, our office and other properties, and our community development activities, expectations as to the completion of pending purchase and sale transactions, expectations as to operating results from acquisitions, expectations regarding income taxes in future years, and our beliefs as to our liquidity and capital resources and as to our expenditures for new developments, expansions and improvements.

Forward-looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated.  The words “will,” “plan,” “believe”, “expect”, “anticipate,” “target” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) changes in the economic climate; (2) our dependence on rental income from real property; (3) uncertainty from terrorist attacks and volatility in the financial markets; (4) our lack of geographical diversification; (5) possible environmental liabilities; (6) special local economic and environmental risks in Nevada; (7) real estate development and investment risks; (8) the effect of uninsured loss; (9) the cost and adequacy of insurance; (10) the illiquidity of real estate investments; (11) competition; (12) real estate investment trust risks; (13) changes in tax laws or regulations; and (14) risks associated with the acquisition of assets from Rodamco.  Further, domestic or international incidents could affect general economic conditions and our business.  For a more detailed discussion of these and other factors, see attached Exhibit 99.1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Information:

Market risk information:

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates.  Our market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit facility advances) or to finance project development costs (e.g., construction loan advances).  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows.  In order to achieve this objective, we rely primarily on long-term, fixed rate loans from institutional lenders to finance our operating properties.  We also use interest rate exchange agreements, including interest rate swaps and caps, to mitigate our interest rate risk on variable rate debt.  The fair value of these derivative financial instruments is a liability of approximately $8.4 million at September 30, 2003.  We do not enter into interest rate exchange agreements for speculative purposes.

Our interest rate risk is monitored closely by management.  The table below presents the annual maturities and weighted-average interest rates on outstanding debt at the end of each year (based on a LIBOR rate of 1.1%) and fair values required to evaluate expected cash flows under debt agreements and our sensitivity to interest rate changes at September 30, 2003.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (dollars in millions):

	Remaining 2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate debt	$48	$285	$176	$343	$242	$1,862	$2,956	$3,298
Average interest rate	7.3%	7.3%	7.3%	7.2%	7.1%	7.1%	7.1%

Variable rate LIBOR debt	$3	$230	$310	$519	$260	$8	$1,330	$1,330
Average interest rate	2.5%	2.4%	2.1%	2.3%	3.3%	3.3%	2.5%

At September 30, 2003, approximately $385.1 million of our variable rate LIBOR debt related to borrowings under construction loans that we expect to repay with proceeds of long-term, fixed-rate debt in 2004 and 2005 after completing construction of the related projects.

As noted above, we have approximately $1.3 billion of variable interest rate debt (“variable-rate debt”) at September 30, 2003.  The interest rate on a portion of this variable-rate debt is based on LIBOR plus a margin (typically between 1% and 2%).  At September 30, 2003, we had interest rate swap agreements and forward-starting swap agreements in place that effectively fix the LIBOR rate on a portion of our variable-rate debt. Information related to the interest rate swap agreements at September 30, 2003 is summarized as follows (dollars in millions):

	Remaining 2003	2004	2005	2006	Thereafter

Average notional amount	$933.6	$257.3	$20.5	$10.4	$—
Average fixed effective rate (pay rate)	3.8%	4.2%	6.0%	6.8%	—
Average variable interest rate of related debt (receive rate)	2.6%	2.7%	2.9%	3.2%	—

As the table incorporates only those exposures that exist as of September 30, 2003, it does not consider exposures or positions, which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after September 30, 2003, our hedging strategies during that period and interest rates.

We had investments in fixed income and marketable equity securities of $19.6 million at September 30, 2003.  Our market risk related to these securities is limited to changes in their fair values and such changes are not likely to have a material effect on our consolidated financial position.

Item 4. Controls and Procedures:

Controls and Procedures:

Evaluation of disclosure controls and procedures.  As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in internal controls.  There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Part II.    Other Information.

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports.

(a)   Exhibits

Exhibit 31.1 – Certification Pursuant to Rule 13a – 14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer.

Exhibit 31.2 – Certification Pursuant to Rule 13a – 14(a) by Thomas J.DeRosa, Vice Chairman and Chief Financial Officer.

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350-Chief Executive Officer.

Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350-Chief Financial Officer.

Exhibit 99.1 – Factors Affecting Future Operating Results.

(b)   Reports on Form 8-K

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on July 29, 2003. The Form provided our press release regarding earnings for the second quarter of 2003 and certain supplemental information not included in the press release.

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on September 25, 2003.  The Form provided supplemental materials that were used to discuss our community development activities in West Houston with an analyst.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

on behalf of
THE ROUSE COMPANY and as

Principal Financial Officer:

Date:	November 13, 2003	By	/s/ Thomas J. DeRosa
Thomas J. DeRosa
Vice Chairman and
Chief Financial Officer

Principal Accounting Officer:

Date:	November 13, 2003	By	/s/ Melanie M. Lundquist
Melanie M. Lundquist
Senior Vice President and
Corporate Controller

Exhibit Index

Exhibit No.
31.1	Certification Pursuant to Rule 13a – 14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a – 14(a) by Thomas J. DeRosa, Vice Chairman and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer.

99.1	Factors Affecting Future Operating Results.