Form 10-Q/A
period 2003-09-30
ROUSE COMPANY
filed 2003-11-21
CIK 85388

z

Form 10-Q/A

(Amendment No.1)

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

Indicate the number of shares outstanding of the issuer’s common stock as of November 7, 2003:

Common Stock, $0.01 par value	90,553,288
Title of Class	Number of Shares

Explanatory Note:

This Amendment No. 1 to the Quarterly Report on Form 10-Q of The Rouse Company amends and restates in its entirety Item 6 of Part II for the sole purpose of adding Exhibit 3.1 which is being filed herewith.

Part II. Other Information.

Item 6.    Exhibits and Reports.

(a)   Exhibits

Exhibit 3.1 — Articles Supplementary Amending the Articles Supplementary Designating Increasing Rate Cumulative Preferred Stock

Exhibit 31.1 – Certification Pursuant to Rule 13a – 14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer.

Exhibit 31.2 – Certification Pursuant to Rule 13a – 14(a) by Thomas J.DeRosa, Vice Chairman and Chief Financial Officer.

*      Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350-Chief Executive Officer.

*      Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350-Chief Financial Officer.

*      Exhibit 99.1 – Factors Affecting Future Operating Results.

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

* Previously filed on Form 10-Q dated November 13, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

on behalf of
THE ROUSE COMPANY and as

Principal Financial Officer:

Date:	November 21, 2003	By	/s/ Thomas J. DeRosa
Thomas J. DeRosa
Vice Chairman and
Chief Financial Officer

Principal Accounting Officer:

Date:	November 21, 2003	By	/s/ Melanie M. Lundquist
Melanie M. Lundquist
Senior Vice President and
Corporate Controller

Exhibit Index

	Exhibit No.
	3.1	Articles Supplementary Amending the Articles Supplementary Designating Increasing Rate Cumulative Preferred Stock

	31.1	Certification Pursuant to Rule 13a – 14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer.

	31.2	Certification Pursuant to Rule 13a – 14(a) by Thomas J. DeRosa, Vice Chairman and Chief Financial Officer.

*	32.1	Certification Pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer.

*	32.2	Certification Pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer.

*	99.1	Factors Affecting Future Operating Results.

* Previously filed on Form 10-Q dated November 13, 2003.