Form 10-K
period 2003-12-31
ROUSE COMPANY
filed 2004-03-09
CIK 85388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No 001-11543

(Exact name of registrant as specified in its charter)

Maryland	52-0735512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10275 Little Patuxent Parkway Columbia, Maryland	21044-3456
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (410) 992-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value 1¢ per share)	New York Stock Exchange
9¼% Cumulative Quarterly Income Preferred Securities	New York Stock Exchange

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

Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   ☒    No  ☐

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was approximately $3,335,044,409.

As of March 1, 2004, there were outstanding 102,387,191 shares of the registrant’s common stock, par value 1¢, which is the only class of common stock of the registrant.

Documents Incorporated by Reference

The specified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV. A Definitive Proxy Statement to be filed pursuant to Regulation 14A on or before April 29, 2004 is incorporated by reference into Part III.

Part I

Item 1.   Business.

Item 1 (a).  General Development of Business.

The Rouse Company (“we,” “Rouse” or “us”) was incorporated as a business corporation under the laws of the State of Maryland in 1956.  Our principal offices are located at The Rouse Company Building, 10275 Little Patuxent Parkway, Columbia, Maryland 21044.  Our telephone number is (410) 992-6000.  Our website can be found on the Internet at www.therousecompany.com.

We are one of the largest publicly traded real estate companies in the United States. We have been publicly traded since 1957 and began operating as a real estate investment trust, or REIT, on January 1, 1998. We engage in our real estate business through subsidiaries and affiliates. Our primary business is the acquisition, development and management of retail centers, office buildings, mixed-use projects and other commercial properties across the United States. We are also the developer of master-planned communities in Columbia, Maryland, Summerlin, Nevada and smaller communities in Howard and Prince George’s counties, Maryland. We recently commenced community development activity in the suburbs of Houston, Texas.

We elected to be taxed as a real estate investment trust (REIT) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  In general, a corporation that distributes at least 90% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent of the income which it distributes.  We believe that we met the qualifications for REIT status as of December 31, 2003 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income (determined after taking into account any net operating loss deduction) to shareholders in 2004 and subsequent years.  In 2001, we elected to treat certain subsidiaries as Taxable REIT Subsidiaries (TRS), which are subject to Federal and state income taxes.  We conduct our community development activities in TRS.  Income tax expense is likely to increase in future years as we expand our community development activities in Summerlin.  Significant operating expenses at Summerlin related to the Contingent Stock Agreement are not deductible for Federal income tax purposes.  Accordingly, we also expect our effective tax rate relating to community development activities to increase.

In 2001, we formed The Rouse Company LP, which we refer to as the “operating partnership.” One of our wholly owned subsidiaries is the sole general partner and another wholly owned subsidiary is the sole limited partner of the operating partnership. We have transferred a substantial number of our operating properties to the operating partnership but continue to hold various assets outside the operating partnership, including those properties held in our taxable REIT subsidiaries. This operating partnership structure, which we refer to as an “UPREIT structure,” is designed to allow us to acquire properties in exchange for limited partnership interests in the operating partnership. Using the UPREIT structure, we could issue limited partnership interests of the operating partnership to persons transferring properties to us who wish to defer taxes on the transfers, and who want to receive a right to convert their limited partnership interests into our common stock at a future date in a taxable transaction.  We have agreed with the lenders under some of our credit facilities that, when and if the operating partnership issues limited partnership interests to unrelated parties in exchange for properties or we transfer to the operating partnership all or substantially all of the properties not held by the operating partnership, the operating partnership will become jointly and severally liable for all of our obligations under those credit facilities. Concurrently, we will cause the operating partnership to become jointly and severally liable for our obligations under all outstanding public debt issued by Rouse.

Our strategies include improving the quality of our retail portfolio, expanding and diversifying our community development business and increasing the number of our operating properties unencumbered by mortgage debt.  Actions we have taken or plan to take to implement these strategies include the following:

•      Acquiring or developing premier retail properties and dispose of properties as appropriate.  Since the early 1990’s, we have upgraded the quality of our portfolio of retail properties by acquiring interests in premier retail properties, expanding and improving our existing centers and disposing of properties that were not consistent with our business strategies or not meeting our investment criteria.  We use an internal rating system based on sales volume, productivity, anchor performance, regional demographics, quality of tenancy and competitive position in the local market to evaluate each of our shopping centers.

•      Realigning our office and industrial portfolio by disposing interests in buildings not located in our master-planned communities of Columbia, Maryland and Summerlin, Nevada, or not part of class “A” urban mixed-use projects.

•      Acquiring strategically located landholdings in and around major metropolitan areas in the United States.  During 2003, we purchased land for community development near Houston, Texas and an interest in The Woodlands, also near Houston, Texas.  We intend to use our experience and resources to develop and sell finished lots or tracts including infrastructure and amenities within our planned communities, in addition to undeveloped property, to housing developers.  We also intend to continue to sell finished and undeveloped lots to commercial developers and develop commercial property ourselves.  In addition, we have increased the profitability of our community development business by increasing our participations with builders in their sales of finished homes to homebuyers.

•      Increasing the number of our operating properties unencumbered by mortgage debt.  By doing so, we expect that we will be able to receive a higher senior unsecured debt credit rating.  In the near term, we intend to refinance a portion of the Company’s maturing secured debt on an unsecured basis.  We also intend to use proceeds from dispositions of assets to reduce our overall leverage.  In 2003, we repaid $215.4 million of debt secured by our operating properties using proceeds from the issuance of unsecured notes.

•      In early 2004, we repaid $439.9 million of debt secured by our operating properties.

Developments in 2002, 2003 and 2004

In April 2002, we sold our interests in 12 community retail centers in Columbia, Maryland for net proceeds of $111.1 million.  In April 2002, we also sold our interest in Franklin Park, a retail center in Toledo, Ohio, and received cash proceeds of $20.5 million.

In May 2002, we, Simon Property Group, Inc. (“Simon”) and Westfield America Trust (“Westfield”) announced (collectively, the “Purchasers”) acquired substantially all of the assets of Rodamco North America N.V. (“Rodamco”) for an aggregate purchase price of approximately 2.48 billion euros and the assumption of substantially all of Rodamco’s liabilities.  In connection with the acquisition, affiliates of the Purchasers entered into a Joint Purchase Agreement that specified the assets each would acquire and set forth the basis upon which the portion of the aggregate purchase price to be paid to Rodamco by each Purchaser would be determined.  Our share of the purchase price was approximately $815 million (based on exchange rates then in effect).  In addition, we assumed debt and other obligations aggregating approximately $673 million.

In October 2002, we contributed our ownership interest in Perimeter Mall to a joint venture in exchange for a 50% interest in the venture and a distribution of $67.1 million.

In November 2002, we acquired our partners’ controlling financial interests in entities that own Ridgedale Center, a regional retail center in suburban Minneapolis, Minnesota, and Southland Center, a regional retail center in suburban Detroit, Michigan, for an aggregate purchase price of $215.8 million (cash of $63.1 million and assumption of our partners’ share of debt of $152.7 million).  We owned 10% noncontrolling interests in these entities prior to this transaction.

In December 2002, we sold our interest in Tampa Bay Center and our interest in a Summerlin community retail center for net proceeds of $22.8 million and $25.1 million, respectively.

In January and February 2002, we issued 16.675 million shares of common stock for net proceeds of $456.3 million ($27.40 per share less issuance costs).  We used $279.3 million of the net proceeds to fund a portion of the acquisition costs of the assets from Rodamco.  The remaining net proceeds were used primarily to repay property debt secured by the Columbia community retail centers and to reduce credit facility borrowings.

In September 2002, we issued $400 million of 7.20% Notes due in 2012 for net proceeds of $396.9 million.  We used approximately $220.4 million of the net proceeds to repay a portion of a bridge loan facility used to finance a portion of the purchase price of the Rodamco assets.  The remaining proceeds were used to reduce other corporate and property debt.

In April and May 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.  In connection with these transactions, we received net cash proceeds of $218.4 million, the purchaser assumed or repaid $276.6 million of property debt, and we assumed a participating mortgage secured by Christiana Mall.  We subsequently conveyed a 50% interest to the holder of the participating mortgage.

In May 2003, we acquired approximately 8,060 acres of investment land and land held for development and sale in the Houston, Texas metropolitan area.  In September and December 2003 we acquired 727 acres of additional contiguous land.  The total cost of this land was approximately $80 million.

In May and June 2003, we sold eight office and industrial buildings in the Baltimore-Washington corridor for net proceeds of $46.6 million.

In August 2003, we acquired the remaining interest in Staten Island Mall, a regional retail center in Staten Island, New York, for $148.3 million cash and assumption of the other venturer’s share (approximately $53 million) of debt encumbering the property.

In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida, for net proceeds of $4.8 million.  We also sold three small neighborhood retail properties in Columbia, Maryland in the third quarter of 2003 for aggregate proceeds of $2.2 million.

In December 2003, we acquired a 50% interest in the retail component and certain office components of Mizner Park, a mixed-use property in Boca Raton, Florida, for approximately $34 million.  In January 2004, we acquired a 50% interest in the remaining office components of Mizner Park for approximately $18 million.

On December 31, 2003 we acquired, for approximately $185 million, certain office buildings and a 52.5% economic interest in entities (which we refer to as the “Woodlands Entities”) that own The Woodlands, a master-planned community in the Houston, Texas metropolitan area, from Crescent Real Estate Equities Limited Partnership.  In connection with this acquisition, we agreed to dispose of Hughes Center, a master-planned business park in Las Vegas, Nevada, comprising eight office buildings totaling approximately 1.1 million square feet, nine ground leases and approximately 13 acres of developable land.  The sales of two of the office buildings and two of the ground leases closed in December 2003.  The remaining properties in Hughes Center were classified as held for sale at December 31, 2003.  In January and February 2004, we disposed of most of the remaining assets in Hughes Center for approximately $172 million.  We expect to dispose of the remaining assets in Hughes Center in April 2004.

In November 2003, we issued $350 million of 5.375% Notes due in 2013 for net proceeds of $347.7 million.  We used the proceeds to repay indebtedness.

In January 2004, we acquired our partners’ interests in the joint venture that is developing Fairwood, increasing our ownership to 100%.

In February 2004, we issued 4.6 million shares of common stock under our shelf registration statement for proceeds of approximately $222 million ($48.30 per share).

In February 2004, we agreed to purchase Providence Place, a regional retail center in Providence, Rhode Island for $270 million in cash and the assumption by us of approximately $240 million in mortgage debt and a payment in lieu of real estate taxes loan of approximately $47 million.  We expect this transaction to close in March 2004.

Item 1(b).  Financial Information about Industry Segments.

Information required by Item 1(b) is incorporated herein by reference to note 9 of the notes to consolidated financial statements included in the 2003 Annual Report to Shareholders.

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

Item 1(c).  Narrative Description of Business.

Retail Centers:

At December 31, 2003, we owned, in whole or in part, and operated:

•      32 regional retail centers encompassing 36.9 million square feet, including 23.1 million square feet leased to or owned by department stores;

•      5 downtown specialty marketplaces with 1.0 million square feet of leasable space;

•      Retail components of 6 mixed-use projects aggregating 1.1 million square feet of leasable space;

•      4 community retail centers in Baltimore, Maryland and Summerlin, Nevada with 0.8 million square feet of leasable space.

The activities involved in operating and managing retail centers include:

•      identifying and securing desirable department store and other anchor tenants;

•      identifying and attracting desirable new tenants;

•      negotiating lease terms with existing and prospective tenants;

•      conducting local market and consumer research;

•      developing and implementing short-term and long-term merchandising and leasing plans;

•      maintaining the buildings and common areas; and

•      implementing appropriate security and safety programs.

Office and Other Properties:

At December 31, 2003, we owned and managed:

•      Office components of 6 mixed-use projects with 2.2 million square feet of leasable space;

•      28 office and industrial buildings with 1.1 million square feet of leasable space and other properties in and around Las Vegas, Nevada (excluding Hughes Center);

•      17 office and industrial buildings with 1.4 million square feet of leasable space in Columbia, Maryland;

•      59 office and industrial buildings with 4.3 million square feet of leasable space primarily in the Baltimore-Washington corridor or adjacent to our retail centers.

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

•      identifying and obtaining department store and other anchor tenant commitments;

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

We are redeveloping Fashion Show, in Las Vegas, Nevada.  The first phase of this redevelopment opened in November 2002, and the second phase opened in October 2003.  We are also planning retail center expansions and are pursuing new retail center developments in San Antonio, Texas, Dade County, Florida and Summerlin, Nevada.  In addition, we are developing new office and industrial buildings in Summerlin.

Community Development:

We are the developer of the master-planned communities of Columbia, Maryland and Summerlin, Nevada.  Columbia is located in the Baltimore-Washington corridor and encompasses approximately 18,000 acres.  We own approximately 1,000 saleable acres of land in and around Columbia, including the adjacent communities of Emerson and Stone Lake.  Summerlin is located immediately north and west of Las Vegas and encompasses approximately 22,500 acres.  We own approximately 6,600 saleable acres of land in Summerlin.  We develop and sell land in both communities to builders and other developers for residential, commercial and other uses.  We may also develop some of this land for our own purposes.

In May 2003, we acquired approximately 8,060 acres of investment land and land held for development and sale in the Houston, Texas metropolitan area. In September 2003 and December 2003, we purchased additional parcels of 642 acres and 85 acres, respectively, of contiguous land. We expect to begin significant development activities on this land in 2004 and to begin selling this land in 2005.

On December 31, 2003 we acquired, for approximately $185 million, certain office buildings and a 52.5% economic interest in The Woodlands, a master-planned community in the Houston, Texas metropolitan area, from Crescent Real Estate Equities Limited Partnership.  Assets owned by the Woodlands Entities include approximately 5,500 acres of land, three golf course complexes, a resort conference center, a hotel, interests in seven office buildings and other assets.

As of December 31, 2003, we were an investor in a joint venture that is developing Fairwood, a new community in Prince George’s County, Maryland.  In January 2004, we acquired our partners’ interests in this joint venture, subsequent to which our interest is 100%.  As of December 31, 2003, we also held for sale an 87 acre parcel of land in California. We sold this land in January 2004.

General

We face competition in each of our operating lines of business, as well as in acquiring additional real estate assets. We believe that, in most cases, our direct competitors are other large, publicly-traded real estate companies, but we also compete with other real estate owners and investors. We also compete with them and other owners of real estate in attracting joint venture partners to acquire, develop or own operating properties.

Each of our retail centers competes with other retail centers in their market areas to attract tenants.  The presence of these competitive properties could have a material adverse effect on our ability to lease space and the rents we charge.  We believe that the attractiveness of a particular retail center to prospective tenants and, therefore, the ability to demand higher rents and maintain high occupancy levels depends largely on the historical and potential sales productivity of the center.  We believe that potential sales productivity depends on numerous factors including the location of the property, its access to transportation routes, the type and quality of its anchor and other tenants, and the demographics of the residents in its primary trade area.  We believe that many of our retail centers have strong positions in their trade areas because of their locations, the quality of their anchor and other tenant mixes and high sales productivity.  Each of our retail centers is also affected by retailers using alternative formats to market and/or distribute their merchandise, including discount retailers, e-commerce retailers and catalog retailers.

Each of our office and other properties competes for tenants in the markets in which they operate.  We believe that the office and other properties we own in our master-planned communities are attractive in relation to competing properties because they are concentrated in the commercial centers of these communities. We believe the office components of our major mixed-use properties are desirable to prospective tenants due to their quality and downtown locations.  There is significant competition for tenants among office properties because, among other things, the supply of office space is adequate to meet tenant demand.  Given these conditions, we seek to concentrate our investments in office and other properties in our master-planned communities.

In our community development business, we compete with other landholders in the Baltimore-Washington, Las Vegas and Houston markets.  Significant factors affecting our competition in this business include:

•      the size and scope of our master-planned communities;

•      the recreational and cultural amenities available within the communities;

•      the commercial centers in the communities; and

•      the relationships of the developer with homebuilders.

We believe our community development projects offer significant advantages when viewed against these criteria.

We believe there will be few premier retail centers constructed in the United States in the near future.  Accordingly, demand for existing premier retail centers and for sites for development of new premier retail centers is high.  We compete primarily with other large publicly-traded real estate companies to acquire existing premier retail centers and development sites.

Neither our business, taken as a whole, nor any of our operating segments, is seasonal in nature.

Our business is subject to Federal, state and local statutes and regulations relating to the protection of the environment.  Future development opportunities may require additional capital and other expenditures in order to comply with such statutes and regulations.  It is impossible at this time to predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations.  Compliance with such laws has had no material adverse effect on our operating results or competitive position in the past.  We do not anticipate that they will have a material adverse effect on our future operating results or competitive position in the industry.

None of our operating segments depends upon a single customer or a few customers, the loss of which would have a materially adverse effect on the segment.  No customer accounts for 10% or more of our consolidated revenues.

We believe department stores and other anchor tenants (“anchors”) are instrumental in creating and maintaining customer traffic in our retail centers.  Generally, higher levels of customer traffic will result in higher tenant sales, a greater demand for space by other tenants and more favorable leasing terms (including higher minimum rents) for our space.

Most anchors own their buildings, the land under them and, in some cases, adjacent parking areas.  Some anchors enter into long-term lease agreements at rates that are generally lower than the rents charged to other tenants at the retail center.  Accordingly, anchors do not provide a significant source of revenues in our operating results.  Anchors typically enter into reciprocal easement and other agreements that cover items such as operational matters, initial construction and future expansion.

The following table summarizes our anchor sites, as of December 31, 2003, and identifies the owners of the anchors and the name plates on their sites within our portfolio (including our joint venture and managed properties):

Owner/Name Plate	Locations
May Company
Lord & Taylor* (3 of which are to be closed)	11
Foley’s	5
Hecht’s	5
Robinsons-May	1
Strawbridge’s	1
23
JCPenney	18
Federated Department Stores
Macy’s	10
Bloomingdale’s	3
Burdines-Macy’s	2
Rich’s-Macy’s	2
17
Sears	17
Dillard’s	15
Nordstrom	11
Target Corporation
Marshall Field’s	7
Mervyn’s	4
11
Saks Incorporated
Saks Fifth Avenue	4
Younkers	1
5
Neiman Marcus	3
AMC Theatres	3
Other occupied sites	13
Unoccupied sites	4
Total anchor sites	140

*As discussed in the next paragraph, Lord & Taylor is divesting some of the anchor stores in our retail centers.

In July 2003, the May Department Stores Company announced that it intends to divest of certain Lord & Taylor stores as part of a strategic repositioning of Lord & Taylor as an upscale fashion retailer.  Several of our retail centers have been impacted by this decision.  In 2003, we purchased the Lord & Taylor buildings at both Fashion Show and Owings Mills.  In February 2004, we closed on the purchase of the Lord & Taylor building at Mall St. Matthews, and we are negotiating to acquire Lord & Taylor’s interest in the buildings at White Marsh and Park Meadows.  We are currently redeveloping the Fashion Show building into smaller store tenant space and are evaluating redevelopment plans for the remaining buildings.  After completing the announced divestitures, Lord & Taylor will continue to operate anchor stores at 8 of our retail centers.

As of December 31, 2003, our largest non-anchor tenants in terms of percentage of space leased in our retail centers (including our joint venture properties) are as follows:

	Tenant	Percentage of retail space leased

1	The Limited, Inc.	7.6%
2	The Gap, Inc.	4.9%
3	Foot Locker, Inc.	2.6%
4	Abercrombie & Fitch, Inc.	2.0%
5	Retail Brand Alliance, Inc.	1.4%
6	Ann Taylor, Inc.	1.3%
7	Spiegel, Inc.	1.3%
8	Lerner New York, Inc.	1.3%
9	Williams-Sonoma, Inc.	1.3%
10	Trans World Entertainment Corporation	1.2%

On March 17, 2003, Spiegel, Inc. announced that it had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Spiegel, Inc. operates Eddie Bauer stores in 18 of our centers.  We do not know whether Spiegel, Inc. will assume or reject the remaining existing leases at our centers.  We believe, however, that the space occupied by Eddie Bauer stores in our centers is generally of high quality and that we will be able to re-lease the space should Eddie Bauer reject the leases.

As of December 31, 2003, our largest tenants in terms of percentage of space leased in our office properties are as follows:

	Tenant	Percentage of office space leased

1	Pinnacle West Capital Corp/APS	7.2%
2	Carefirst of Maryland	5.1%
3	Bechtel SAIC Company, LLC	3.5%
4	Highmark, Inc.	2.3%
5	Snell & Wilmer, LLP	1.9%
6	Aon Service Corporation	1.4%
7	Teledyne Energy Systems, Inc.	1.1%
8	Provident Bank of Maryland	1.0%

We sell land in our community development projects for residential, commercial and other purposes.  Sales for residential purposes are generally to 5-10 builders in each community.  In Summerlin, the most active purchasers of residential land were Coleman Homes, Pulte Homes, William Lyon Homes and KB Homes.  In 2003, sales to these four homebuilders accounted for 53% of all residential sales in Summerlin.  In and around Columbia (including Fairwood), the most active purchasers of residential land were Ryland Homes, Patriot Homes and Goodier Builders.  In 2003, sales to these three homebuilders accounted for 50% of all residential sales in our Maryland community development projects.

We employed 3,169 full-time and part-time employees at December 31, 2003.

Item 1(d).  Financial Information about Geographic Areas.

Not Applicable.

Item 1(e).  Available Information

Our website can be found on the Internet at www.therousecompany.com.  The website contains information about us and our operations and, on or before the time of our 2004 annual meeting of shareholders, will include our Corporate Governance Principles, charters of the Audit Committee, Compensation Committee, and Nominating/Governance Committee of our Board of Directors and our Business Conduct and Ethics Policy (including any subsequent amendments to, or waivers from, our Business Conduct and Ethics Policy).  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.therousecompany.com, entering Investor Relations into the search engine and clicking Go, then clicking first on SEC Filings and then on Click here to continue on to view SEC Filings.

Any of the above documents, and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained in print without charge by any shareholder who requests them by writing or telephoning Timothy J. Lordan, Vice President and Director of Investor Relations, The Rouse Company, 10275 Little Patuxent Parkway, Columbia, Maryland 21044-3456, Telephone: (410) 992-6000 or by email at investorrelations@therousecompany.com.

Item 2. Properties.

In October 2003, we acquired our headquarters building (approximately 127,000 square feet) in Columbia, Maryland.  Prior to this acquisition, we rented our headquarters building.

Information regarding our operating properties, including those owned by unconsolidated real estate ventures, is incorporated herein by reference to the “Projects of The Rouse Company” table in Exhibit 13 to this Form 10-K.  The ownership of most of our properties is subject to mortgage financing.  Some of our properties are subject to leases which provide an option to purchase (or repurchase) the property and/or to renew the leases for one or more renewal periods.  The years of expiration indicated below assume all options to extend the terms of leases are exercised.  The operating properties subject to such leases in whole or in part at December 31, 2003 are as follows:

Property	Nature of interest	Year of expiration of lease

American City Building	Leasehold	2020
Arizona Center	Leasehold	Various dates from 2017 to 2050
Augusta Mall	Leasehold	2068
Bayside Marketplace	Leasehold by joint venture	2062
Faneuil Hall Marketplace	Leasehold	2074
Fashion Place Mall	Leasehold	2059
Governor’s Square	Leasehold	2054
Harborplace	Leasehold	2054
Highland Mall	Leasehold and fee by joint venture	2070
Hughes Center	Leasehold	2059
Mall St. Matthews	Leasehold	2053
Mizner Park	Leasehold by joint venture	2088
Pioneer Place	Leasehold	2076
Riverwalk	Leasehold	2076
South Street Seaport	Leasehold	2031
Village of Merrick Park	Leasehold by joint venture	2101
Westdale Mall	Leasehold by joint venture	2035
Westlake Center	Leasehold	2043

Item 3. Legal Proceedings.

We are either a plaintiff or defendant in pending legal matters in the normal course of business; however, management believes none of these legal matters will have a materially adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

Information required by Item 5 is incorporated herein by reference to page 37 of Exhibit 13.

Item 6.	Selected Financial Data.

Information required by Item 6 is incorporated by reference to page 36 of Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated herein by reference to pages 38 through 61 of Exhibit 13.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Information required by Item 7A is incorporated herein by reference to page 57 of Exhibit 13.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page IV-6.

Supplementary data required by Item 8 are incorporated herein by reference to page 37 of Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.  As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

II-1

Part III

Item 10.  Directors and Executive Officers of the Registrant.

The executive officers of the Company as of March 1, 2004 are:

Executive Officer	Age	Present office and position with the Company	Date of election or appointment to present office	Business or professional experience during the past five years

Anthony W. Deering	59	Chairman of the Board, President and Chief Executive Officer	2/25/97	Chairman of the Board, President and Chief Executive Officer of the Company; formerly President and Chief Executive Officer of the Company

Thomas J. DeRosa	46	Vice Chairman and Chief Financial Officer	9/3/02

Thomas J. DeRosa worked in the investment banking industry for more than 20 years before joining us.  From 1996 to 1998, Mr. DeRosa was a Managing Director in the Real Estate Investment Banking Group of Alex. Brown & Sons (now Deutsche Bank) in Baltimore, Maryland. In 1998, Mr. DeRosa moved to Deutsche Bank’s Health Care Investment Banking Group and was named its Global Co-Head in 1999.  Mr. DeRosa worked in this capacity until joining Rouse in September 2002 as a Vice Chairman and Chief Financial Officer. Neither Alex. Brown & Sons nor Deutsche Bank is affiliated with Rouse.

Duke S. Kassolis	52	Executive Vice President, Asset Management	9/26/02	Executive Vice President, Asset Management; formerly Senior Vice President and Director, Property Operations; and Senior Vice President and Director of Office and Mixed-Use Operations of the Company

Robert Minutoli	53	Executive Vice President and Director, New Business	9/26/02	Executive Vice President and Director, New Business; formerly Senior Vice President and Director of New Business of the Company

Alton J. Scavo	57	Executive Vice President and Director, Development	9/26/02	Executive Vice President and Director, Development; formerly Senior Vice President and Director of the Community Development Division of the Company and General Manager of Columbia

The term of office of each officer is until election of a successor or otherwise at the pleasure of the Board of Directors.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer, except with respect to Anthony W. Deering who has an employment contract with us.

None of the above-listed officers has any family relationship with any director or other executive officer.

Other information required by Item 10 is incorporated herein by reference from the definitive proxy statement that we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 29, 2004.

We have adopted The Rouse Company Senior Financial Officers Code of Ethics, a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer.  The Senior Financial Officers Code of Ethics is publicly available on our website at www.therousecompany.com.  If we make an amendment to, or grant a waiver from, a provision of the Senior Financial Officers Code of Ethics, we will disclose the nature of such waiver or amendment on our website.

Item 11.  Executive Compensation.

Information called for by Item 11 is incorporated herein by reference from the definitive proxy statement that we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 29, 2004.

III-1

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information regarding securities authorized at December 31, 2003 for issuance under equity compensation plans (called for by Item 12) is provided below.  Other information required by Item 12 is incorporated herein by reference from the definitive proxy statement that we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 29, 2004.

We have several stock option plans in which options to purchase shares of our common stock and stock appreciation rights may be awarded to our directors, officers and employees.  Stock options:

•      are generally granted with an exercise price equal to the market price of the common stock on the date of the grant,

•      typically vest over a three- to five-year period, subject to certain conditions, and

•      have a maximum term of ten years.

The 1997 Stock Incentive Plan and the 1999 Stock Incentive Plan also provide for the issuance of stock awards.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options and Rights	Remaining Number of Shares Available for Future Issuance

Equity compensation plans approved by shareholders:
1990 Stock Option Plan	111,032	$21.46	—
1994 Stock Incentive Plan	155,230	21.89	—
1997 Stock Incentive Plan	1,411,875	26.11	874,598
2001 Stock Incentive Plan	3,300,490	34.30	795,896
	4,978,627	31.30	1,670,494
Equity compensation plans not approved by shareholders:
1999 Stock Incentive Plan (note)	1,839,469	26.83	2,311,434

Total	6,818,096	$30.10	3,981,928

Note:                   The 1999 Stock Incentive plan was authorized by the Board of Directors in June 1999.  Under the plan, 7,000,000 shares of common stock are allowed to be issued pursuant to the exercise of stock options or upon the issuance of stock awards.  All options granted under this plan are non-qualified options for purposes of the Internal Revenue Code of 1986, as amended.  The other features of options granted under the plan (exercise prices, vesting periods, term) are similar to our other stock option plans described above.  Options may be granted under the plan until June 3, 2009.

We have agreed to grant 105,000 shares of stock to Anthony W. Deering pursuant to his employment contract.  We will issue the shares from a plan described above that permits issuance of stock awards.

Item 13.  Certain Relationships and Related Transactions.

Information called for by Item 13 is incorporated herein by reference from the definitive proxy statement that we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 29, 2004.

Item 14.  Principal Accountant Fees and Services.

Information called for by Item 14 is incorporated herein by reference from the definitive proxy statement that we intend to file pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before April 29, 2004.

III-2

Part IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)          1. and 2.  Financial Statements and Schedules:

Reference is made to the Index to Financial Statements and Schedules on page IV-6.

(b)         Reports on Form 8-K:

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on October 28, 2003. The Form provided our press release regarding preliminary earnings for the third quarter of 2003 and certain supplemental information not included in the press release.

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on November 3, 2003. The Form provided our press release regarding revised earnings for the third quarter of 2003 and certain supplemental information not included in the press release.

Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 25, 2003. The Form reported the sale of $350,000,000 aggregate principal amount of 5.375% Notes due 2013 and included the Underwriting Agreement and Pricing Agreement, both dated November 21, 2003, between Deutsche Bank Securities Inc. and Banc of America Securities LLC, as representatives of the underwriters named therein, and us.

Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 23, 2003. The Form reported (a) the amendment of the covenants applicable to the $58 million aggregate principal of our 6.94% Notes due 2008 held by Teachers Insurance and Annuity Association of America to substantially reflect the covenants applicable to our 5.375% Notes due 2013 issued in November 2003 and (b) the modification of the form of the 6.94% Notes.   The Form also reported the filing of a prospectus supplement dated December 23, 2003 to register, under the Securities Act of 1933, resales of the 6.94% Notes.  The Form included the Amended and Restated First Supplemental Indenture, dated December 23, 2003, between The Rouse Company and J.P. Morgan Trust Company, National Association, the form of 5.375% Note due November 2013 and the form of 6.94% Note due November 30, 2008.

(c)          Exhibits required by Item 601 of Regulation S-K.

Exhibit No.

3.1

Amended and Restated Articles of Incorporation (the “Charter”) of The Rouse Company, dated May 27, 1988–incorporated by reference to the Exhibits to the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1988 (SEC File No. 011-11543).

3.2

Articles of Amendment to the Charter of The Rouse Company, which Articles of Amendment were effective January 10, 1991–incorporated by reference to the Exhibits to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1990 (SEC File No. 001-11543).

Part IV, Continued

3.3

Articles Supplementary to the Charter of The Rouse Company, dated February 17, 1993–incorporated by reference to the Exhibits to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1992 (SEC File No. 001-11543).

3.4	Articles Supplementary to the Charter of The Rouse Company, dated September 26, 1994–incorporated by reference to the Exhibits to The Rouse Company’s S-3 Registration Statement (No. 33-57707).

3.5	Articles Supplementary to the Charter of The Rouse Company, dated December 27, 1994–incorporated by reference to the Exhibits to The Rouse Company’s S-3 Registration Statement (No. 33-57707).

3.6

Articles Supplementary to the Charter of The Rouse Company, dated June 5, 1996, relating to The Rouse Company’s Increasing Rate Cumulative Preferred Stock, par value $0.01 per share–incorporated by reference to the Exhibits to The Rouse Company’s S-3 Registration Statement (No. 333-20781).

3.7

Articles Supplementary to the Charter of The Rouse Company, dated June 11, 1996, relating to The Rouse Company’s 10.25% Junior Preferred Stock, 1996 Series, par value $0.01 per share–incorporated by reference to the Exhibits to The Rouse Company’s Form S-3 Registration Statement (No. 333-20781).

3.8

Articles Supplementary to the Charter of The Rouse Company, dated February 21, 1997, relating to The Rouse Company’s Series B Convertible Preferred Stock, par value $0.01 per share–incorporated by reference to the Exhibits to The Rouse Company’s Current Report on Form 8-K, dated February 26, 1997 (SEC File No. 001-11543).

3.9

Articles Supplementary to the Charter of The Rouse Company, dated February 24, 2000–incorporated by reference to the Exhibits to The Rouse Company’s Current Report on Form 8-K, dated February 29, 2000 (SEC File No. 001-11543).

3.10	Bylaws of The Rouse Company, as amended dated January 30, 1997–incorporated by reference to the Exhibits to The Rouse Company’s Form S-3 Registration Statement (No. 333-20781).

3.11

Amendments to the Bylaws of The Rouse Company, effective February 24, 2000–incorporated by reference to the Exhibits to The Rouse Company’s Current Report on Form 8-K, dated February 29, 2000 (SEC File No. 001-11543).

3.12

Articles Supplementary to the Charter of The Rouse Company, dated September 2, 2003, amending the Articles Supplementary Designating The Rouse Company’s Increasing Rate Cumulative Preferred Stock–incorporated by reference to the Exhibits to The Rouse Company’s Form 10-Q/A for the quarterly period ended September 30, 2003 (SEC File No. 001-11543).

Part IV, Continued

10.1	The Rouse Company 1990 Stock Option Plan–incorporated by reference to The Rouse Company’s definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (SEC File No. 001-11543).

10.2

Amendment to The Rouse Company 1990 Stock Option Plan, effective as of May 12, 1994–incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1994 (SEC File No. 001-11543).

10.3	The Rouse Company 1990 Stock Bonus Plan–incorporated by reference to The Rouse Company’s definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (SEC File No. 001-11543).

10.4	The Rouse Company 1994 Stock Incentive Plan–incorporated by reference to The Rouse Company’s definitive proxy statement filed pursuant to Regulation 14A on April 5, 1994 (SEC File No. 001-11543).

10.5

Amended and Restated Supplemental Retirement Benefit Plan of The Rouse Company, made as of January 1, 1985 and further amended and restated as of September 24, 1992, March 4, 1994, and May 10, 1995–incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1995 (SEC File No. 001-11543).

10.6

Contingent Stock Agreement, effective as of January 1, 1996, by the Company in favor of and for the benefit of the Holders and Representatives named therein–incorporated by reference to the Exhibits to The Rouse Company’s Form S-4 Registration Statement (No. 333-1693).

10.7

The Rouse Company Deferred Compensation Plan for Outside Directors (Amended and Restated), dated as of May 23, 1996–incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (SEC File No. 001-11543).

10.8	1997 Stock Incentive Plan–incorporated by reference to The Rouse Company’s definitive proxy statement filed pursuant to Regulation 14A on March 14, 1997 (SEC File No. 001-11543).

10.9	The Rouse Company Special Option Plan, effective January 1, 1998–incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the year ended December 31, 1997 (SEC File No. 001-11543).

Part IV, Continued

10.10

Contribution Agreement, dated as of February 1, 1999, among The Rouse Company of Nevada, Inc., HRD Properties, Inc., Rouse-Bridgewater Commons, LLC, Rouse-Park Meadows Holding, LLC, Rouse-Towson Town Center LLC, Bridgewater Commons Mall, LLC, Rouse-Fashion Place, LLC, Rouse-Park Meadows LLC, Towson TC, LLC, TTC SPE, LLC and Fourmall Acquisition, LLC – incorporated by reference to The Rouse Company’s Current Report on Form 8-K dated February 1, 1999 (SEC File No. 001-11543).

10.11

Employment Agreement, dated September 24, 1998, between The Rouse Company and Anthony W. Deering–incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1998 (SEC File No. 001-11543).

10.12

The Rouse Company 1999 Stock Incentive Plan, made as of June 3, 1999 and amended and restated as of February 22, 2001–incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001 (SEC File No. 001-11543).

10.13

Letter Agreement, dated July 12, 1999, between The Rouse Company and Anthony W. Deering–incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999 (SEC File No. 001-11543).

10.14

Executive Agreement, dated October 25, 1999, between The Rouse Company and Daniel C. Van Epp–incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1999 (SEC File No. 001-11543).  The same Executive Agreement was entered into with Duke S. Kassolis, Robert Minutoli and Alton J. Scavo.

10.15

Executive Agreement, dated September 3, 2002, between The Rouse Company and Thomas John DeRosa–incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002 (SEC File No. 001-11543).

10.16

Amendment to Employment Agreement, dated March 31, 2003, between The Rouse Company (“the Company”) and Anthony W. Deering, the Company’s Chief Executive Officer, which amends the Employment Agreement dated September 24, 1998–incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2003 (SEC File No. 001-11543).

Part IV, Continued

10.17

Third Amended and Restated Unsecured Revolving Credit Agreement, dated July 30, 2003, among The Rouse Company, as Borrower, and certain banks–incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2003 (SEC File No. 001-11543).

12.1*	Ratio of earnings to fixed charges

12.2*	Ratio of earnings to combined fixed charges and Preferred stock dividend requirements

13*	Annual report to security holders

21*	Subsidiaries of the Registrant

23*	Consent of KPMG LLP, Independent Auditors

24*	Power of Attorney

31.1*	Certification Pursuant to Rule 13a–14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer

31.2*	Certification Pursuant to Rule 13a–14(a) by Thomas J. DeRosa, Vice Chairman and Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350–Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350–Chief Financial Officer

99	Additional Exhibits:

99.1*	Form 11-K Annual Report of The Rouse Company Savings Plan for the year ended December 31, 2003

99.2*	Factors affecting future operating results

The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

*filed herewith

The Rouse Company

Index to Financial Statements and Schedules

Page
Independent Auditors’ Report	IV-7

Financial Statements:
Included on pages 1 through 37 of
Exhibit 13 incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

Schedules:

Schedule II Valuation and Qualifying Accounts	IV-8
Schedule III Real Estate and Accumulated Depreciation	IV-9

All other schedules have been omitted as not applicable or not required, or because the required information is included in the related financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

The Rouse Company:

We have audited the consolidated financial statements of The Rouse Company and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1(c) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in 2002.

/s/ KPMG LLP

Baltimore, Maryland
February 25, 2004

Schedule II

THE ROUSE COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002 and 2001

(in thousands)

		Additions
Descriptions	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of year

Year ended December 31, 2003:
Allowance for doubtful receivables	$27,197	$11,964	$—		$8,301	(2)	$30,860
Deferred tax asset valuation allowance	$12,534	$1,257	$—		$11,561	(3)	$2,230
Preconstruction	$8,554	$2,637	$—		$2,727	(4)	$8,464

Year ended December 31, 2002:
Allowance for doubtful receivables	$27,206	$9,059	$—		$9,068	(2)	$27,197
Deferred tax asset valuation allowance	$11,250	$3,039	$—		$1,755	(3)	$12,534
Preconstruction	$7,528	$6,967	$—		$5,941	(4)	$8,554

Year ended December 31, 2001:
Allowance for doubtful receivables	$22,608	$8,992	$464	(1)	$4,858	(2)	$27,206
Deferred tax asset valuation allowance	$—	$2,572	$9,637	(1)	$959	(3)	$11,250
Preconstruction	$7,576	$5,434	$749	(1)	$6,231	(4)	$7,528

Notes:

(1)          Balance acquired from The Rouse Company Incentive Compensation Statutory Trust in 2001 when we acquired the voting stock of the majority financial interest ventures.  Subsequent to the acquisition, these entities are consolidated in our financial statements.

(2)          Balances written off as uncollectible.

(3)          A portion of the valuation allowance was reversed due to our determination that it was more likely than not that we would realize these deferred tax assets.

(4)          Costs of unsuccessful projects written off and other deductions.

Schedule III

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs (note 2)	Land	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired

Operating Properties:

Fashion Show Retail Center Las Vegas, NV	$272,406	$86,499	$120,347	$360,781	$—	$86,499	$481,128	$567,627	$42,726	03/81	06/96	Note 6

Staten Island Mall Retail Center Staten Island, NY	172,009	37,867	197,274	1,913	—	37,867	199,187	237,054	2,060	08/73	08/03	Note 6

North Star Retail Center San Antonio, TX	—	54,000	173,343	3,606	—	54,000	176,949	230,949	12,083	09/60	05/02	Note 6

Lakeside Mall Retail Center Sterling Heights, MI	—	51,300	175,161	3,209	—	51,300	178,370	229,670	10,213	03/76	05/02	Note 6

The Mall in Columbia Retail Center Columbia, MD	163,210	6,788	—	196,822	—	6,788	196,822	203,610	40,829	08/71	N/A	Note 6

Pioneer Place Mixed-Use Project Portland, OR	129,225	2,813	—	178,137	—	2,813	178,137	180,950	39,681	03/90	N/A	Note 6

Willowbrook Retail Center Wayne, NJ	174,722	56,654	114,629	7,938	—	56,654	122,567	179,221	7,417	09/69	05/02	Note 6

The Streets at South Point Retail Center Durham, NC	134,592	18,266	143,474	—	—	18,266	143,474	161,740	8,549	03/02	05/02	Note 6

Woodbridge Center Retail Center Woodbridge, NJ	121,899	26,301	—	134,330	—	26,301	134,330	160,631	47,787	03/71	N/A	Note 6

South Street Seaport Retail Center New York, NY	21,050	—	—	159,780	—	—	159,780	159,780	44,790	07/83	N/A	Note 6

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs (note 2)	Land	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired

Ridgedale Center Retail Center Minneapolis, MN	$105,000	$20,216	$129,171	$1,306	$—	$20,216	$130,477	$150,693	$6,505	01/74	11/02	Note 6

Arizona Center Mixed-Use Project Phoenix, AZ	45,302	96	—	149,041	—	96	149,041	149,137	44,803	11/90	N/A	Note 6

Paramus Park Retail Center Paramus, NJ	99,178	13,476	—	130,742	—	13,476	130,742	144,218	27,626	03/74	N/A	Note 6

Fashion Place Retail Center Salt Lake City, UT	67,484	19,379	119,715	3,330	—	19,379	123,045	142,424	11,098	03/72	10/98	Note 6

Owings Mills Retail Center Baltimore, MD	—	21,639	—	119,036	—	21,639	119,036	140,675	23,089	07/86	N/A	Note 6

Beachwood Place Retail Center Cleveland, OH	110,869	10,673	—	128,707	—	10,673	128,707	139,380	23,580	08/78	N/A	Note 6

Oviedo Marketplace Retail Center Orlando, FL	54,703	9,594	—	122,730	—	9,594	122,730	132,324	12,857	03/98	N/A	Note 6

Collin Creek Retail Center Plano, TX	74,013	26,419	102,037	1,298	—	26,419	103,335	129,754	5,890	07/81	05/02	Note 6

Westlake Center Mixed-Use Project Seattle, WA	69,329	10,582	—	102,916	—	10,582	102,916	113,498	35,406	10/88	N/A	Note 6

The Gallery at Harborplace Mixed-Use Project Baltimore, MD	90,886	6,648	—	106,065	—	6,648	106,065	112,713	35,736	09/87	N/A	Note 6

Bayside Marketplace Retail Center Miami, FL	69,477	—	—	106,924	—	—	106,924	106,924	28,789	04/87	N/A	Note 6

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs (note 2)	Land	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired

Mall St. Matthews Retail Center Louisville, KY	$66,951	$—	$—	$106,165	$—	$—	$106,165	$106,165	$29,848	03/62	N/A	Note 6

Faneuil Hall Marketplace Retail Center Boston, MA	55,000	—	—	99,983	—	—	99,983	99,983	22,244	08/76	N/A	Note 6

White Marsh Retail Center Baltimore, MD	75,324	10,783	—	86,685	—	10,783	86,685	97,468	27,848	08/81	N/A	Note 6

Governor’s Square Retail Center Tallahassee, FL	65,648	—	—	86,380	—	—	86,380	86,380	23,643	08/79	N/A	Note 6

Oakwood Center Retail Center Gretna, LA	50,437	15,938	—	67,267	—	15,938	67,267	83,205	19,935	10/66	10/82	Note 6

Augusta Mall Retail Center Augusta, GA	52,323	4,697	—	76,100	—	4,697	76,100	80,797	11,771	08/78	N/A	Note 6

Hulen Mall Retail Center Ft. Worth, TX	—	7,575	—	67,068	—	7,575	67,068	74,643	18,089	08/77	N/A	Note 6

Riverwalk Retail Center New Orleans, LA	12,095	—	—	74,462	—	—	74,462	74,462	19,189	08/86	N/A	Note 6

Southland Center Retail Center Taylor, MI	56,500	6,581	62,362	173	—	6,581	62,535	69,116	3,473	07/70	11/02	Note 6

Harborplace Retail Center Baltimore, MD	31,815	—	—	62,325	—	—	62,325	62,325	15,418	07/80	N/A	Note 6

Blue Cross & Blue Shield Building I Office Building Baltimore, MD	19,401	1,000	—	43,842	—	1,000	43,842	44,842	15,300	07/89	N/A	Note 6

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs (note 2)	Land	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired

Village of Cross Keys Mixed-Use Project Baltimore, MD	$13,264	$925	$—	$36,965	$—	$925	$36,965	$37,890	$13,624	09/65	N/A	Note 6

Aon Building II Office Building Baltimore, MD	15,555	1,000	—	25,960	—	1,000	25,960	26,960	10,324	09/87	N/A	Note 6

Hunt Valley 75 Office Building Hunt Valley, MD	15,073	8,136	14,187	4,206	—	8,136	18,393	26,529	3,051	07/84	12/98	Note 6

Mondawmin Mall Retail Center Baltimore, MD	17,001	2,251	—	23,553	—	2,251	23,553	25,804	11,664	10/56	12/79	Note 6

Seventy Columbia Corp Ctr Office Building Columbia, MD	20,586	857	—	23,610	—	857	23,610	24,467	8,030	06/92	N/A	Note 6

Westdale Mall Retail Center Cedar Rapids, IA	20,182	655	21,891	—	—	655	21,891	22,546	1,097	07/79	10/98	Note 6

Senate Plaza Office Building Camp Hill, PA	12,937	2,284	13,319	3,844	—	2,284	17,163	19,447	5,855	07/72	12/98	Note 6

Blue Cross & Blue Shield Building II Office Building Baltimore, MD	7,052	1,000	—	16,197	—	1,000	16,197	17,197	5,292	08/90	N/A	Note 6

Forty Columbia Corp Ctr Office Building Columbia, MD	10,738	636	—	15,863	—	636	15,863	16,499	7,671	06/87	N/A	Note 6

Fifty Columbia Corp Ctr Office Building Columbia, MD	11,174	463	—	15,463	—	463	15,463	15,926	6,295	11/89	N/A	Note 6

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs (note 2)	Land	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired

Aon Building I Office Building Baltimore, MD	$8,424	$650	$—	$15,227	$—	$650	$15,227	$15,877	$6,498	11/88	N/A	Note 6

Centerpointe Office Building Baltimore, MD	6,117	3,855	11,302	414	—	3,855	11,716	15,571	1,911	07/87	12/98	Note 6

Sixty Columbia Corp Ctr Office Building Columbia, MD	13,790	1,050	—	14,090	—	1,050	14,090	15,140	1,832	02/99	N/A	Note 6

Canyon Center Office Building Las Vegas, NV	11,177	2,081	7,161	5,516	—	2,081	12,677	14,758	3,010	03/98	N/A	Note 6

Schilling Plaza North Office Building Baltimore, MD	5,417	4,470	8,059	2,240	—	4,470	10,299	14,769	1,806	07/80	12/98	Note 6

Canyon Center C&D Office Building/Industrial Las Vegas, NV	108	1,722	—	12,036	—	1,722	12,036	13,758	2,789	06/98	N/A	Note 6

Thirty Columbia Corp Ctr Office Building Columbia, MD	8,053	1,160	—	12,370	—	1,160	12,370	13,530	5,917	04/86	N/A	Note 6

Schilling Plaza South Office Building Baltimore, MD	—	5,000	7,402	979	—	5,000	8,381	13,381	2,154	07/87	12/98	Note 6

Crossing Business Center Phase III Office Building Las Vegas, NV	7,592	2,842	1,416	8,033	—	2,842	9,449	12,291	2,179	09/96	N/A	Note 6

American City Building Office Building Columbia, MD	—	—	—	11,295	—	—	11,295	11,295	9,781	03/69	N/A	Note 6

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs (note 2)	Land	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired

Twenty Columbia Corp Ctr Office Building Columbia, MD	$3,590	$927	$—	$10,024	$—	$927	$10,024	$10,951	$5,571	06/81	N/A	Note 6

10000 W. Charleston Arbors Office Building Summerlin, NV	23,515	695	—	9,719	—	695	9,719	10,414	2,663	05/99	N/A	Note 6

201 International Circle Office Building Baltimore, MD	3,546	5,464	3,763	822	—	5,464	4,585	10,049	1,049	07/82	12/98	Note 6

Metro Plaza Retail Center Baltimore, MD	—	205	—	9,600	—	205	9,600	9,805	5,482	10/56	12/82	Note 6

Crossing Business Center Phase I Office Building Las Vegas, NV	6,763	1,326	7,951	503	—	1,326	8,454	9,780	1,901	12/94	06/96	Note 6

Riverspark/Building 2 Office Building/Industrial Columbia, MD	1,313	2,783	6,594	286	—	2,783	6,880	9,663	1,027	07/87	12/98	Note 6

Ten Columbia Corp Ctr Office Building Columbia, MD	—	733	—	8,276	—	733	8,276	9,009	4,469	09/81	N/A	Note 6

10190 Covington Cross Office Building Las Vegas, NV	6,366	1,257	398	7,044	—	1,257	7,442	8,699	1,372	12/97	N/A	Note 6

Riverspark Building B Industrial Building Columbia, MD	—	2,117	2,545	3,366	—	2,117	5,911	8,028	821	07/85	12/98	Note 6

USA Group Office Building/Industrial Las Vegas, NV	6,255	1,197	4,880	1,557	—	1,197	6,437	7,634	1,057	11/98	N/A	Note 6

Other properties and related investments	119,129	53,888	105,735	72,100	—	53,888	177,835	231,723	42,813

Total Operating Properties	$2,835,565	$637,413	$1,554,116	$3,160,219	$—	$637,413	$4,714,335	$5,351,748	$897,277

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs (note 2)	Land	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired

Properties in Development:

Kendall Town Center New Retail Center Dade County, FL	$22,750	$31,860	$—	$23,443	$—	$31,860	$23,443	$55,303	N/A	N/A	N/A	N/A

The Shops at La Cantera New Retail Center San Antonio, TX	4,461	17,371	—	27,184	—	17,371	27,184	44,555	N/A	N/A	N/A	N/A

Summerlin Center New Retail Center Summerlin, NV	6,284	14,970	—	5,879	—	14,970	5,879	20,849	N/A	N/A	N/A	N/A

Arizona Center Developed/Developable Land Under Master Lease Phoenix, AZ	—	13,893	—	—	—	13,893	—	13,893	N/A	N/A	N/A	N/A

Fashion Show Expansion Las Vegas, NV	—	—	—	7,725	—	—	7,725	7,725	N/A	N/A	N/A	N/A

Fashion Place Expansion of Retail Center Salt Lake City, UT	—	—	—	7,528	—	—	7,528	7,528	N/A	N/A	N/A	N/A

Coral Gables Developable Land Coral Gables, FL	—	7,469	—	—	—	7,469	—	7,469	N/A	N/A	N/A	N/A

Other Projects	—	1,020	—	8,731	—	1,020	8,731	9,751	N/A

Total Properties in Development	$33,495	$86,583	$—	$80,490	$—	$86,583	$80,490	$167,073	N/A

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs (note 2)	Land	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired

Properties Held for Sale

3800 Howard Hughes Pky Office Building/Industrial Las Vegas, NV	$35,318	$3,569	$38,438	$3,061	$—	$3,569	$41,499	$45,068	$11,806	11/86	06/96	Note 6

3993 Howard Hughes Pky Office Building Las Vegas, NV	24,456	1,526	—	29,085	—	1,526	29,085	30,611	5,364	01/00	N/A	Note 6

3773 Howard Hughes Pky Office Building Las Vegas, NV	20,364	1,739	22,625	2,987	—	1,739	25,612	27,351	5,224	11/95	06/96	Note 6

3960 Howard Hughes Pky Office Building Las Vegas, NV	22,410	800	—	24,034	—	800	24,034	24,834	7,448	4/98	N/A	Note 6

3930 Howard Hughes Pky Office Building Las Vegas, NV	3,600	3,108	11,279	1,043	—	3,108	12,322	15,430	4,411	12/94	06/96	Note 6

3770 Howard Hughes Pky Office Building Las Vegas, NV	4,786	691	8,010	2,805	—	691	10,815	11,506	4,692	10/90	06/96	Note 6

Other properties and related investments	1	6,197	—	12,690	—	6,197	12,690	18,887	2,235

Total Properties Held for Sale	$110,935	$17,630	$80,352	$75,705	$—	$17,630	$156,057	$173,687	$41,180

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs (note 2)	Land	Buildings and improvements	Total	Accumulated depreciation and amortization	Date of completion of construction	Date acquired

Investment Land and Land Held for Development and Sale:

Summerlin Land in Various Stages of Development Summerlin, NV	$21,006	$74,029	$—	$133,468	$—	$207,497	$—	$207,497	N/A	N/A	06/96	N/A

Columbia and Emerson Land in Various Stages of Development Howard County, MD	—	53,000	—	43,564	—	96,564	—	96,564	N/A	N/A	09/85	N/A

West Houston Land in Various Stages of Development Houston, TX	57,372	86,502	—	—	—	86,502	—	86,502	N/A	N/A	05/03	N/A

Canyon Springs Land Held for Development Riverside County, CA	—	12,872	—	11,029	—	23,901	—	23,901	N/A	N/A	07/89	N/A

Other	—	—	—	202	—	202	—	202	N/A

Total Investment Land and Land Held for Development and Sale	78,378	226,403	—	188,263	—	414,666	—	414,666	N/A

Total	$3,058,373	$968,029	$1,634,468	$3,504,677	$—	$1,156,292	$4,950,882	$6,107,174	$938,457

Schedule III, continued

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

Notes:

(1)          Reference is made to notes 1, 4 and 7 to the consolidated financial statements.  A notation of N/A within the date acquired column indicates properties that we owned at completion of construction.

(2)          The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3)          The changes in total cost of properties for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Balance at beginning of year	$6,208,903	$4,862,384	$3,830,480
Additions, at cost	314,102	308,044	316,729
Cost of properties acquired	295,341	1,494,898	802,720
Cost of land sales	(89,109)	(78,719)	(87,382)
Retirements, sales and other dispositions	(609,246)	(302,532)	(163)
Provision for loss on operating properties (note 8)	(12,817)	(75,172)	—
Balance at end of year	$6,107,174	$6,208,903	$4,862,384

Schedule III, continued

THE ROUSE COMPANY AND SUBSIDIARIES

Real Estate and Accumulated Depreciation (note 1)

December 31, 2003

Notes:

(4)          The changes in accumulated depreciation and amortization for the years ended December 31, 2003, 2002 and 2001 include accumulated depreciation of $41,180,000 in 2003 that is presented net with properties held for sale in the consolidated balance sheet, and are as follows (in thousands):

	2003	2002	2001

Balance at beginning of year	$896,963	$820,622	$585,962
Depreciation and amortization charged to operations	165,003	146,432	119,544
Retirements, sales and other, net	(118,567)	(37,042)	2,318
Provision for loss on operating properties (note 8)	(4,942)	(33,049)	—
Accumulated depreciation on properties acquired from The Rouse Company Incentive Compensation Statutory Trust (note 7)	—	—	112,798
Balance at end of year	$938,457	$896,963	$820,622

(5)          The aggregate cost of properties for Federal income tax purposes is approximately $4,186,362,000 at December 31, 2003.

(6)          Reference is made to note 1(c) to the consolidated financial statements for information related to depreciation.

(7)          Reference is made to note 10 to the consolidated financial statements for information related to the acquisition of properties (majority financial interest ventures) from The Rouse Company Incentive Compensation Statutory Trust.

(8)          Costs and accumulated depreciation and amortization are reduced by impairment losses on certain buildings and improvements.  Reference is made to notes 2 and 12 to the consolidated financial statements for information related to the losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Rouse Company

By:	/s/ Anthony W. Deering
	Anthony W. Deering	March 9, 2004
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Anthony W. Deering
Anthony W. Deering	March 9, 2004
Chairman of the Board, President
and Chief Executive Officer

Principal Financial Officer:

/s/ Thomas J. DeRosa
Thomas J. DeRosa	March 9, 2004
Vice Chairman and Chief Financial Officer

Principal Accounting Officer:

/s/ Melanie M. Lundquist
Melanie M. Lundquist	March 9, 2004
Senior Vice President and Corporate Controller

Board of Directors:

David H. Benson, Jeremiah E. Casey, Platt W. Davis, III, Anthony W. Deering, Rohit M. Desai, Bruce W. Duncan, Juanita T. James, Bert N. Mitchell, Roger W. Schipke, John G. Schreiber, Mark R. Tercek and Gerard J. M. Vlak.

By:	/s/ Anthony W. Deering
	Anthony W. Deering	March 9, 2004
For himself and as
Attorney-in-fact for
the above-named persons

Exhibit Index

Exhibit No.

3.1

Amended and Restated Articles of Incorporation (the “Charter”) of The Rouse Company, dated May 27, 1988—incorporated by reference to the Exhibits to the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1988 (SEC File No. 001-11543).

3.2

Articles of Amendment to the Charter of The Rouse Company, which Articles of Amendment were effective January 10, 1991—incorporated by reference to the Exhibits to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1990 (SEC File No. 001-11543).

3.3

Articles Supplementary to the Charter of The Rouse Company, dated February 17, 1993—incorporated by reference to the Exhibits to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1992 (SEC File No. 001-11543).

3.4	Articles Supplementary to the Charter of The Rouse Company, dated September 26, 1994—incorporated by reference to the Exhibits to The Rouse Company’s S-3 Registration Statement (No. 33-57707).

3.5	Articles Supplementary to the Charter of The Rouse Company, dated December 27, 1994—incorporated by reference to the Exhibits to The Rouse Company’s S-3 Registration Statement (No. 33-57707).

3.6

Articles Supplementary to the Charter of The Rouse Company, dated June 5, 1996, relating to The Rouse Company’s Increasing Rate Cumulative Preferred Stock, par value $0.01 per share—incorporated by reference to the Exhibits to The Rouse Company’s S-3 Registration Statement (No. 333-20781).

3.7

Articles Supplementary to the Charter of The Rouse Company, dated June 11, 1996, relating to The Rouse Company’s 10.25% Junior Preferred Stock, 1996 Series, par value $0.01 per share—incorporated by reference to the Exhibits to The Rouse Company’s Form S-3 Registration Statement (No. 333-20781).

3.8

Articles Supplementary to the Charter of The Rouse Company, dated February 21, 1997, relating to The Rouse Company’s Series B Convertible Preferred Stock, par value $0.01 per share—incorporated by reference to the Exhibits to The Rouse Company’s Current Report on Form 8-K, dated February 26, 1997 (SEC File No. 001-11543).

3.9

Articles Supplementary to the Charter of The Rouse Company, dated February 24, 2000—incorporated by reference to the Exhibits to The Rouse Company’s Current Report on Form 8-K, dated February 29, 2000 (SEC File No. 001-11543).

3.10	Bylaws of The Rouse Company, as amended dated January 30, 1997—incorporated by reference to the Exhibits to The Rouse Company’s Form S-3 Registration Statement (No. 333-20781).

3.11

Amendments to the Bylaws of The Rouse Company, effective February 24, 2000—incorporated by reference to the Exhibits to The Rouse Company’s Current Report on Form 8-K, dated February 29, 2000 (SEC File No. 001-11543).

3.12

Articles Supplementary to the Charter of The Rouse Company, dated September 2, 2003,  amending the Articles Supplementary Designating The Rouse Company’s Increasing Rate Cumulative Preferred Stock—incorporated by reference to the Exhibits to The Rouse Company’s Form 10-Q/A for the quarterly period ended September 30, 2003 (SEC File No. 001-11543).

Exhibit No.

10.1	The Rouse Company 1990 Stock Option Plan—incorporated by reference to The Rouse Company’s definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (SEC File No. 001-11543).

10.2

Amendment to The Rouse Company 1990 Stock Option Plan, effective as of May 12, 1994—incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1994 (SEC File No. 001-11543).

10.3	The Rouse Company 1990 Stock Bonus Plan—incorporated by reference to The Rouse Company’s definitive proxy statement filed pursuant to Regulation 14A on April 12, 1990 (SEC File No. 001-11543).

10.4	The Rouse Company 1994 Stock Incentive Plan—incorporated by reference to The Rouse Company’s definitive proxy statement filed pursuant to Regulation 14A on April 5, 1994 (SEC File No. 001-11543).

10.5

Amended and Restated Supplemental Retirement Benefit Plan of The Rouse Company, made as of January 1, 1985 and further amended and restated as of September 24, 1992, March 4, 1994, and May 10, 1995—incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1995 (SEC File No. 001-11543).

10.6

Contingent Stock Agreement, effective as of January 1, 1996, by the Company in favor of and for the benefit of the Holders and Representatives named therein—incorporated by reference to the Exhibits to The Rouse Company’s Form S-4 Registration Statement (No. 333-1693).

10.7

The Rouse Company Deferred Compensation Plan for Outside Directors (Amended and Restated), dated as of May 23, 1996—incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (SEC File No. 001-11543).

10.8	1997 Stock Incentive Plan—incorporated by reference to The Rouse Company’s definitive proxy statement filed pursuant to Regulation 14A on March 14, 1997 (SEC File No. 001-11543).

10.9	The Rouse Company Special Option Plan, effective January 1, 1998—incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the year ended December 31, 1997 (SEC File No. 001-11543).

10.10

Contribution Agreement, dated as of February 1, 1999, among The Rouse Company of Nevada, Inc., HRD Properties, Inc., Rouse-Bridgewater Commons, LLC, Rouse-Park Meadows Holding, LLC, Rouse-Towson Town Center LLC, Bridgewater Commons Mall, LLC, Rouse-Fashion Place, LLC, Rouse-Park Meadows LLC, Towson TC, LLC, TTC SPE, LLC and Fourmall Acquisition, LLC—incorporated by reference to The Rouse Company’s Current Report on Form 8-K dated February 1, 1999 (SEC File No. 001-11543).

10.11

Employment Agreement, dated September 24, 1998, between The Rouse Company and Anthony W. Deering—incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1998 (SEC File No. 001-11543).

10.12

The Rouse Company 1999 Stock Incentive Plan, made as of June 3, 1999 and amended and restated as of February 22, 2001—incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2001 (SEC File No. 001-11543).

10.13

Letter Agreement, dated July 12, 1999, between The Rouse Company and Anthony W. Deering—incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999 (SEC File No. 001-11543).

Exhibit No.

10.14

Executive Agreement, dated October 25, 1999, between The Rouse Company and Daniel C. Van Epp—incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1999 (SEC File No. 001-11543).  The same Executive Agreement was entered into with Duke S. Kassolis, Robert Minutoli and Alton J. Scavo.

10.15

Executive Agreement, dated September 3, 2002, between The Rouse Company and Thomas John DeRosa—incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2002 (SEC File No. 001-11543).

10.16

Amendment to Employment Agreement, dated March 31, 2003, between The Rouse Company and Anthony W. Deering, the Company’s Chief Executive Officer, which amends the Employment Agreement dated September 24, 1998–incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2003 (SEC File No. 001-11543).

10.17

Third Amended and Restated Unsecured Revolving Credit Agreement, dated July 30, 2003, among The Rouse Company, as Borrower, and certain banks–incorporated by reference to The Rouse Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2003 (SEC File No. 001-11543).

12.1*	Ratio of earnings to fixed charges

12.2*	Ratio of earnings to combined fixed charges and Preferred stock dividend requirements

13*	Annual report to security holders

21*	Subsidiaries of the Registrant

23*	Consent of KPMG LLP, Independent Auditors

24*	Power of Attorney

31.1*	Certification Pursuant to Rule 13a – 14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer

31.2*	Certification Pursuant to Rule 13a – 14(a) by Thomas J. DeRosa, Vice Chairman and Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 – Chief Financial Officer

99	Additional Exhibits:

99.1*	Form 11-K Annual Report of The Rouse Company Savings Plan for the year ended December 31, 2002

99.2*	Factors affecting future operating results

The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

* filed herewith