Form 10-Q
period 2004-03-31
ROUSE COMPANY
filed 2004-05-10
CIK 85388

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Indicate the number of shares outstanding of the issuer’s common stock as of May 4, 2004:

Common Stock, $0.01 par value	102,956,418
Title of Class	Number of Shares

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2004 and 2003

(Unaudited; in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Revenues:
Rents from tenants	$199,474	$178,653
Land sales	108,985	69,183
Other	12,877	13,978
Total revenues	321,336	261,814
Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Operating properties	(85,823)	(76,449)
Land sales operations	(67,762)	(40,563)
Other	(9,190)	(13,063)
Total operating expenses, exclusive of provision for bad debts, depreciation and amortization	(162,775)	(130,075)
Interest expense	(58,284)	(56,747)
Provision for bad debts	(2,658)	(1,173)
Depreciation and amortization	(47,910)	(38,106)
Other income (loss), net	1,394	(360)
Other provisions and losses, net	(5,109)	(12,918)
Earnings before income taxes, equity in earnings of unconsolidated real estate ventures, net gains (losses) on dispositions of interests in operating properties and discontinued operations	45,994	22,435
Income taxes, primarily deferred	(18,616)	(10,585)
Equity in earnings of unconsolidated real estate ventures	3,298	7,500
Earnings before net gains (losses) on dispositions of interests in operating properties and discontinued operations	30,676	19,350
Net gains (losses) on dispositions of interests in operating properties	(208)	231
Earnings from continuing operations	30,468	19,581
Discontinued operations	36,646	4,559
Net earnings	67,114	24,140
Other items of comprehensive income (loss):
Minimum pension liability adjustment	(1,866)	—
Unrealized net losses on derivatives designated as cash flow hedges	(2,756)	(3,352)
Unrealized net gains on available-for-sale securities	586	—
Comprehensive income	$63,078	$20,788
Net earnings applicable to common shareholders	$67,114	$21,102
Earnings per share of common stock
Basic:
Continuing operations	$.31	$.19
Discontinued operations	.37	.05
Total	$.68	$.24
Diluted:
Continuing operations	$.30	$.19
Discontinued operations	.36	.05
Total	$.66	$.24
Dividends per share:
Common stock	$.47	$.42
Preferred stock	$—	$.75

The accompanying notes are an integral part of these statements.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(In thousands, except share data)

	March 31, 2004 (Unaudited)	December 31, 2003

Assets:
Property and property-related deferred costs:
Operating properties:
Property	$5,808,260	$5,351,748
Less accumulated depreciation	933,353	897,277
	4,874,907	4,454,471
Deferred costs	248,586	238,122
Less accumulated amortization	97,844	94,424
	150,742	143,698
Net operating properties	5,025,649	4,598,169
Properties in development	182,625	167,073
Properties held for sale	11,389	138,823
Investment land and land held for development and sale	451,782	414,666
Total property and property-related deferred costs	5,671,445	5,318,731
Investments in unconsolidated real estate ventures	622,831	628,305
Advances to unconsolidated real estate ventures	6,394	19,562
Prepaid expenses, receivables under finance leases and other assets	578,566	479,409
Accounts and notes receivable	65,589	53,694
Investments in marketable securities	24,245	22,313
Cash and cash equivalents	38,487	117,230
Total assets	$7,007,557	$6,639,244
Liabilities:
Debt:
Property debt not carrying a Parent Company guarantee of repayment	$2,623,323	$2,768,288
Debt secured by properties held for sale	3,450	110,935
Parent Company debt and debt carrying a Parent Company guarantee of repayment:
Property debt	155,047	179,150
Other debt	1,847,163	1,386,119
	2,002,210	1,565,269
Total debt	4,628,983	4,444,492
Accounts payable and accrued expenses	156,655	179,530
Other liabilities	626,587	611,042
Parent Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debt securities	—	79,216
Shareholders’ equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	—	41
Common stock of 1¢ par value per share; 250,000,000 shares authorized; issued 102,878,590 shares in 2004 and 91,759,723 shares in 2003	1,029	918
Additional paid-in capital	1,602,361	1,346,890
Retained earnings (accumulated deficit)	7,872	(10,991)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(6,494)	(4,628)
Unrealized net losses on derivatives designated as cash flow hedges	(10,022)	(7,266)
Unrealized net gains on available-for-sale securities	586	—
Total shareholders’ equity	1,595,332	1,324,964
Total liabilities and shareholders’ equity	$7,007,557	$6,639,244

The accompanying notes are an integral part of these statements.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(Unaudited, in thousands)

	2004	2003

Cash flows from operating activities:
Rents from tenants and other revenues received	$203,364	$224,457
Proceeds from land sales and notes receivable from land sales	100,964	67,919
Interest received	1,857	1,969
Operating expenditures	(120,610)	(126,296)
Land development and acquisition expenditures	(65,274)	(30,838)
Interest paid	(52,844)	(73,602)
Income taxes paid	(5,595)	(1,623)
Operating distributions from unconsolidated real estate ventures	16,614	10,966
Net cash provided by operating activities	78,476	72,952
Cash flows from investing activities:
Expenditures for properties in development	(26,700)	(67,479)
Expenditures for improvements to existing properties	(9,846)	(15,985)
Expenditures for acquisitions of interests in properties	(291,412)	—
Proceeds from dispositions of interests in properties	65,848	—
Expenditures for investments in unconsolidated real estate ventures	(4,633)	(12,000)
Other	128	3,556
Net cash used by investing activities	(266,615)	(91,908)
Cash flows from financing activities:
Proceeds from issuance of property debt	3,128	43,921
Repayments of property debt:
Scheduled principal payments	(17,533)	(22,722)
Other payments	(442,866)	(1,150)
Proceeds from issuance of other debt	502,736	55,978
Repayments of other debt	(39,000)	—
Repayments of Parent Company-obligated mandatorily redeemable preferred securities	(79,751)	—
Purchases of common stock	(5,646)	(20,886)
Proceeds from issuance of common stock	221,917	—
Proceeds from exercise of stock options	22,189	15,772
Dividends paid	(48,253)	(39,660)
Other	(7,525)	(1,020)
Net cash provided by financing activities	109,396	30,233
Net increase (decrease) in cash and cash equivalents	(78,743)	11,277
Cash and cash equivalents at beginning of period	117,230	41,633
Cash and cash equivalents at end of period	$38,487	$52,910

The accompanying notes are an integral part of these statements.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

Three Months Ended March 31, 2004 and 2003

(Unaudited, in thousands)

	2004	2003
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$67,114	$24,140
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,720	45,568
Change in undistributed earnings of unconsolidated real estate ventures	13,316	3,458
Net gains on dispositions of interests in operating properties	(36,228)	(273)
Losses on extinguishment of debt	3,312	—
Participation expense pursuant to Contingent Stock Agreement	11,545	13,857
Land development and acquisition expenditures in excess of cost of land sales	(10,578)	—
Provision for bad debts	2,694	1,547
Debt assumed by purchasers of land	(2,036)	(5,031)
Deferred income taxes	9,869	8,649
Increase in accounts and notes receivable	(13,227)	(4,360)
Decrease in other assets	13,715	7,005
Decrease in accounts payable, accrued expenses and other liabilities	(33,844)	(29,927)
Other, net	4,104	8,319
Net cash provided by operating activities	$78,476	$72,952
Schedule of noncash investing and financing activities:
Common stock issued pursuant to Contingent Stock Agreement	$13,177	$21,058
Capital lease obligations incurred	91	960
Lapses of restrictions on common stock awards and grants of common stock	3,465	5,833
Debt assumed by purchasers of land	2,036	5,031
Debt assumed by purchasers of operating properties	127,337	—
Debt and other liabilities assumed or issued in acquisition of assets	316,133	—

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2004

(1)           Summary of Significant Accounting Policies

(a)          Basis of presentation

The unaudited consolidated financial statements include the accounts of The Rouse Company, our subsidiaries and ventures (“we,” “Rouse” or “us”) in which we have a majority voting interest and control.  We also consolidate the accounts of variable interest entities where we are the primary beneficiary.  We account for investments in other ventures using the equity or cost methods as appropriate in the circumstances.  Significant intercompany balances and transactions are eliminated in consolidation.

The unaudited condensed consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly present our financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in our 2003 Annual Report to Shareholders.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period.  Significant estimates are inherent in the preparation of our financial statements in a number of areas, including the cost ratios and completion percentages used for land sales, evaluation of impairment of long-lived assets (including operating properties and properties held for development or sale), evaluation of collectibility of accounts and notes receivable and allocation of the purchase price of acquired properties.  Actual results could differ from these and other estimates.

Certain amounts for 2003 have been reclassified to conform to our current presentation.

(b)          Property and property-related deferred costs

Properties to be developed or held and used in operations are carried at cost reduced for impairment losses, where appropriate.  Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs directly related to the project. The preconstruction stage of development of an operating property (or an expansion of an existing property) includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. Provisions are made for costs of potentially unsuccessful preconstruction efforts by charges to operations.  Development and construction costs and costs of significant improvements and replacements and renovations at operating properties are capitalized, while costs of maintenance and repairs are expensed as incurred.

Direct costs associated with leasing of operating properties are capitalized as deferred costs and amortized using the straight-line method over the terms of the related leases.

Depreciation of each operating property is computed using the straight-line method.  The annual rate of depreciation for each retail center (with limited exceptions) is based on a 55-year composite life and a salvage value of approximately 10%.  Office buildings and other properties are depreciated using composite lives of 40 years.  Furniture and fixtures and certain common area improvements are depreciated using estimated useful lives ranging from 2 to 10 years.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

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

Properties held for sale are carried at the lower of their carrying values (i.e. cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell.  The net carrying values of operating properties are classified as properties held for sale when the properties are actively marketed, their sale is considered probable within one year and various other criteria relating to their disposition are met.  Depreciation of these properties is discontinued at that time, but operating revenues, interest and other operating expenses continue to be recognized until the date of sale. Revenues and expenses of properties that are classified as held for sale are presented as discontinued operations for all periods presented in the statements of operations if the properties will be or have been sold on terms where we have limited or no continuing involvement with them after the sale.  If active marketing ceases or the properties no longer meet the criteria to be classified as held for sale, the properties are reclassified as operating, depreciation is resumed, depreciation for the period the properties were classified as held for sale is recognized and deferred selling costs, if any, are charged to expense. Additionally, we present other assets and liabilities of properties classified as held for sale separately in the balance sheet, if material.

Gains from dispositions of interests in operating properties are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by us with the properties disposed of are met.  Gains relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.

(c)           Acquisitions of operating properties

We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their fair values.  In making estimates of fair values for purposes of allocating purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

The fair values of tangible assets are determined on an “if-vacant” basis.  The “if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

Our intangible assets arise primarily from contractual rights and include leases with above- or below-market rents (including ground leases where we are lessee), in-place lease and customer relationship values and a real estate tax stabilization agreement.

Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received or paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease (including those under bargain renewal options).  The capitalized above- and below-market lease values are amortized as adjustments to rental income or rental expense over the remaining terms of the respective leases (including periods under bargain renewal options).

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The aggregate fair values of in-place leases and customer relationship assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  This value is allocated to in-place lease and customer relationship assets (both anchor stores and tenants).  The fair value of in-place leases is based on our estimates of carrying costs during the expected lease-up periods and costs to execute similar leases.  Our estimate of carrying costs includes real estate taxes, insurance and other operating expenses and lost rentals during the expected lease-up periods considering current market conditions.  Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs. The fair value of anchor store agreements is determined based on our experience negotiating similar relationships (not in connection with property acquisitions). The fair value of tenant relationships is based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.  The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from two to ten years.  The value of anchor store agreements is amortized to expense over the estimated term of the anchor store’s occupancy in the property.  Should an anchor store vacate the premises, the unamortized portion of the related intangible is charged to expense.  The value of tenant relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.  The value allocated to the tax stabilization agreement was determined based on the difference between the present value of estimated market real estate taxes and amounts due under the agreement and is amortized to operating expense over the term of the agreement.

The aggregate purchase price of properties acquired in 2004 and 2003 was allocated to intangible assets and liabilities as follows (in millions):

	2004	2003

Above-market leases	$3.4	$1.1
In-place lease assets	2.6	2.0
Tenant relationships	5.6	0.6
Below-market leases	4.1	4.7
Anchor store agreements	1.5	2.5
Below-market ground lease	14.5	—
Real estate tax stabilization agreement	94.2	—

(d)          Investments in marketable securities and cash and cash equivalents

Our investment policy defines authorized investments and establishes various limitations on the maturities, credit quality and amounts of investments held.  Authorized investments include U.S. government and agency obligations, certificates of deposit, bankers acceptances, repurchase agreements, commercial paper, money market mutual funds and corporate debt and equity securities.  We may also invest in mutual funds to closely match the investment selections of participants in nonqualified deferred compensation plans.

Debt security investments with maturities at dates of purchase in excess of three months are classified as marketable securities and carried at amortized cost as it is our intention to hold these investments until maturity.  Short-term investments with maturities at dates of purchase of three months or less are classified as cash equivalents. Most investments in marketable equity securities are classified as trading securities and are carried at market value with changes in values recognized in earnings. Investments in marketable equity securities subject to significant restrictions on sale or transfer are classified as available-for-sale and are carried at market value with unrealized changes in values recognized in other comprehensive income.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Other income (loss), net in the three months ended March 31, 2004 and 2003 is summarized as follows (in thousands):

	Three months ended March 31,
	2004	2003

Interest income	$583	$591
Dividends	30	24
Gains (losses) on trading securities, net	781	(975)
	$1,394	$(360)

(e)           Revenue recognition and related matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the leases.  Rents based on tenant sales are recognized when tenant sales exceed contractual thresholds.

Revenues for recoveries from tenants of real estate taxes, utilities, maintenance, insurance and other expenses pursuant to leases are recognized in the period in which the related expenses are incurred.  Lease termination fees are recognized when the related agreements are executed.  Management fee revenues are calculated as a fixed percentage of revenues of the managed properties and are recognized as the managed properties’ revenues are earned.

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

Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project.  The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project.  The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project.  The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

(f)            Derivative financial instruments

We use derivative financial instruments to reduce risk associated with movements in interest rates.  We may choose to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings.  In some instances, lenders may require us to do so.  In order to limit interest rate risk on variable-rate borrowings, we may enter into pay fixed-receive variable interest rate swaps or interest rate caps to hedge specific risks.  In order to limit interest rate risk on forecasted borrowings, we may enter into forward-rate agreements, forward starting swaps, interest rate locks and interest rate collars. We may also enter into pay variable-receive fixed interest rate swaps to hedge the fair values of fixed-rate borrowings. In addition, we may use derivative financial instruments to reduce risk associated with movements in currency exchange rates if and when we are exposed to such risk.  We do not use derivative financial instruments for speculative purposes.

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

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

All of the pay fixed-receive variable interest rate swaps and other pay fixed-receive variable derivative financial instruments we used in 2004 and 2003 qualified as cash flow hedges and hedged our exposure to forecasted interest payments on variable-rate LIBOR-based debt or the forecasted issuance of fixed-rate debt.  Accordingly, the effective portion of the instruments’ gains or losses is reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transactions affect earnings.  If we discontinue a cash flow hedge because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into earnings.  If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, the net gain or loss in accumulated other comprehensive income is reclassified to earnings over the term of the designated hedging relationship.

In 2004, we entered into pay variable-receive fixed interest rate swaps designated as fair value hedges of fixed-rate debt instruments.  These hedges and the hedged instruments are carried at their fair values and, because the hedges are highly effective, the changes in their values are substantially equal and offsetting.

We have not recognized any losses as a result of hedge discontinuance, and the expense that we recognized related to changes in the time value of interest rate cap agreements was insignificant for 2004 and 2003.

Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

(g)          Stock-based compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based employee compensation plans.  Under this method, compensation cost is recognized for awards of shares of common stock or stock options to our officers and employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.  The following table summarizes the pro forma effects on net earnings (in thousands) and earnings per share of common stock of using the fair value-based method, rather than the intrinsic value-based method, to account for stock-based compensation awards made since 1995.

	Three months ended March 31,
	2004	2003

Net earnings, as reported	$67,114	$24,140

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects and amounts capitalized	933	1,945

Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects and amounts capitalized	(2,420)	(3,445)
Pro forma net earnings	$65,627	$22,640

Earnings per share of common stock:
Basic:
As reported	$.68	$.24
Pro forma	$.67	$.22

Diluted:
As reported	$.66	$.24
Pro forma	$.64	$.22

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The per share weighted-average estimated fair values of options granted during 2004 and 2003 were $7.34 and $3.35, respectively.  These fair values were estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31,
	2004	2003
Risk-free interest rate	3.4%	3.3%
Dividend yield	3.8%	5.5%
Volatility factor	20.0%	20.0%
Expected life in years	6.7	6.7

(2)           Tax Matters

We elected to be taxed as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  We believe that we met the qualifications for REIT status as of March 31, 2004 and intend to meet the qualifications in the future.

A REIT is permitted to own securities of taxable REIT subsidiaries (“TRS”) in an amount up to 20% of the fair value of its assets.  TRS are taxable corporations that are used by REITs generally to engage in nonqualifying REIT activities or perform nonqualifying services.  We own and operate several TRS that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland, Summerlin, Nevada and Houston, Texas.  The TRS also operate and/or own several retail centers and office and other properties.  Except with respect to the TRS, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2004 and future years. Current Federal income taxes of the TRS are likely to increase in future years as we exhaust the net loss carryforwards of certain TRS and complete certain land development projects.  These increases could be significant.

In connection with our election to be taxed as a REIT, we also elected to be subject to the “built-in gain” rules.  Under these rules, during the ten-year period following conversion, a corporate level tax will be payable, at the time and to the extent that the net unrealized gains on our assets at the date of our conversion to REIT status (January 1, 1998) are recognized in taxable dispositions of such assets.  Such net unrealized gains were approximately $2.5 billion on January 1, 1998.  We believe that we will not be required to make significant payments of taxes on built-in gains throughout the ten-year period due to the availability of our net operating loss carryforward to offset built-in gains which might be recognized and the potential for us to make nontaxable dispositions through like-kind exchanges, if necessary.  It may be necessary to recognize a liability for such taxes in the future if our plans and intentions with respect to our REIT asset dispositions or the related tax laws change.

Our net deferred tax assets were $92.6 million and our net deferred tax liabilities were $100.6 million at March 31, 2004.  Our net deferred tax assets were $91.0 million and our net deferred tax liabilities were $86.4 million at December 31, 2003.  Deferred income taxes will become payable as temporary differences reverse (primarily due to the completion of land development projects) and TRS net operating loss carryforwards are exhausted.

(3)           Discontinued Operations

We may sell interests in retail centers that are not consistent with our long-term business strategies or not meeting our investment criteria and office and other properties that are not located in our master-planned communities or not part of urban mixed-use properties.  We may also dispose of properties for other reasons.

In March 2004, we sold our interests in Westdale Mall, a retail center in Cedar Rapids, Iowa, for cash of $1.3 million and the assumption by the buyer of $20.0 million of mortgage debt. We recognized a gain of $0.8 million relating to this sale. We recorded an impairment loss of $6.5 million in the third quarter of 2003 related to this property.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

In January and February 2004, we sold interests in five office buildings and seven parcels subject to ground leases in Hughes Center, a master-planned business park in Las Vegas, Nevada, as part of the 2003 agreements under which we acquired interests in entities developing The Woodlands, a master-planned community in the Houston, Texas metropolitan area, for cash of $64.3 million and the assumption by the buyer of $107.3 million of mortgage debt. We recorded aggregate gains on these sales in 2004 of approximately $35.3 million. In December 2003, in related transactions, we sold interests in two office buildings and two parcels subject to ground leases in Hughes Center. The sale of our interest in one remaining office building in Hughes Center is expected to settle in the second quarter of 2004. This property is classified as held for sale at March 31, 2004.

In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida.

In May and June 2003, we sold eight office and industrial buildings in the Baltimore-Washington corridor.

In April and May 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.

The operating results of the properties included in discontinued operations are summarized as follows (in thousands):

	Three months ended March 31,
	2004	2003

Revenues	$2,717	$40,025
Operating expenses, exclusive of depreciation and amortization	(1,111)	(18,659)
Interest expense	(726)	(9,365)
Depreciation and amortization	(810)	(7,462)
Gains on dispositions of interests in operating properties, net	36,436	42
Income tax benefit (provision), primarily deferred	140	(22)
Discontinued operations	$36,646	$4,559

(4)           Unconsolidated Real Estate Ventures

We own interests in unconsolidated real estate ventures that own and/or develop properties, including master-planned communities.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements.  We may also contribute interests in properties we own to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  We account for the majority of these ventures using the equity method because we have joint interest and control of these properties with our venture partners.  For those ventures where we own less than a 5% interest and have virtually no influence on the venture’s operating and financial policies, we account for our investments using the cost method.

At December 31, 2003, these ventures were primarily partnerships and corporations which own retail centers (most of which we manage) and ventures developing the master-planned communities known as The Woodlands, near Houston, Texas, and Fairwood, in Prince George’s County, Maryland. In January 2004, we acquired our partners’ interests in the joint venture that is developing Fairwood, increasing our ownership interest to 100%.  Prior to this transaction, we held a noncontrolling interest in this venture and accounted for our investment as an investment in unconsolidated real estate ventures. We consolidated the venture in our financial statements from the date of the acquisition.

In January 2004, we acquired a 50% interest in the remaining office components of Mizner Park, a mixed-use project in Boca Raton, Florida. We acquired a 50% interest in the retail and certain office components in December 2003.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(5)           Debt

Debt is summarized as follows (in thousands):

	March 31, 2004		December 31, 2003
	Total	Due in one year	Total	Due in one year

Mortgages and bonds	$2,748,503	$415,271	$3,025,802	$484,588
Medium-term notes	45,500	8,500	45,500	—
Credit facility borrowings	232,000	—	271,000	—
3.625% Notes due March 2009	396,331	—	—	—
8% Notes due April 2009	200,000	—	200,000	—
7.2% Notes due September 2012	399,566	—	399,553	—
5.375% Notes due November 2013	453,967	—	350,000	—
Other loans	153,116	58,609	152,637	32,147
Total	$4,628,983	$482,380	$4,444,492	$516,735

The amounts due in one year represent maturities under existing loan agreements, except where refinancing commitments from outside lenders have been obtained.  In these instances, maturities are determined based on the terms of the refinancing commitments.

We expect to repay the debt due in one year with operating cash flows, proceeds from property financings (including refinancings of maturing mortgages), credit facility borrowings, proceeds from corporate debt offerings or other available corporate funds.

During the first quarter of 2004, we repaid approximately $443 million of mortgage loans with proceeds from borrowings under our credit facility. In March 2004, we issued $400 million of 3.625% Notes due in March 2009 and $100 million of 5.375% Notes due in November 2013 for net proceeds of approximately $503 million. The proceeds were primarily used to repay credit facility borrowings.

At March 31, 2004 and December 31, 2003, approximately $82 million and $83 million, respectively, of our debt provided for payments of additional interest based on operating results of the related properties in excess of stated levels.  The participating debt primarily relates to a retail center where the lender receives a fixed interest rate of 7.625% and a 5% participation in cash flows.  The lender also will receive a payment at maturity (November 2004) equal to the greater of 5% of the value of the property in excess of the debt balance or the amount required to provide an internal rate of return of 8.375% over the term of the loan.  The internal rate of return of the lender is limited to 12.5%.  We recognize interest expense on this debt at a rate required to provide the lender the required minimum internal rate of return (8.375%) and monitor the accrued liability and the fair value of the projected payment due on maturity.  Based on our analysis, we believe that the payment at maturity will be the balance needed to provide the specified minimum internal rate of return.

At March 31, 2004, we had interest rate swap agreements and forward-starting swap agreements in place that effectively fix the LIBOR rate on a portion of our variable-rate debt through December 2006.  Information related to the swap agreements as of March 31, 2004 is as follows (dollars in millions):

Total notional amount	$605.6
Average fixed effective rate (pay rate)	3.2%
Average variable interest rate of related debt (receive rate)	2.4%
Fair value of liability	$4.5

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

As discussed above, we issued $400 million of 3.625% Notes in March 2004. We simultaneously entered into agreements to effectively convert this fixed-rate debt to variable-rate debt for the term of these notes. Under these agreements, we receive a fixed rate of 3.625% and pay a variable rate based on the 6 month LIBOR rate, set in arrears, plus an average spread of 19.375 basis points. The expected pay rate was 1.7% at March 31, 2004. The fair value of these agreements was a liability of $2.4 million at March 31, 2004.

(6)           Pension Plans

We have a qualified defined benefit pension plan (“funded plan”) covering substantially all employees, and separate nonqualified unfunded defined benefit pension plans primarily covering participants in the funded plan whose defined benefits exceed the plan’s limits (“supplemental plan”).  In February 2003, our Board of Directors approved modifications to our funded plan and supplemental plan so that covered employees would not earn additional benefits for future services.  The curtailment of the funded and supplemental plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million for the three months ended March 31, 2003.  We also incurred settlement losses of $0.8 million and $4.5 million for the three months ended March 31, 2004 and 2003, respectively, related to lump-sum distributions made primarily to employees retiring as a result of organizational changes and early retirement programs offered in 2003 and 2002 and a change in the senior management organizational structure in March 2003.  The lump-sum distributions were paid to participants primarily from assets of our funded plan, or with respect to the supplemental plan, from contributions made by us.

In February 2004, we adopted a plan to terminate our funded and supplemental plans effective May 1, 2004.  When we terminate the plans, we will be required to settle the obligations of the funded plan by paying accumulated benefits to eligible participants.  Depending on the market value of the assets of the funded plan and the relevant interest rates at the time of settlement, we may be required to make additional contributions to that plan, which could be significant if we do not terminate the plan in 2004.  At March 31, 2004, the funded plan had sufficient assets to settle its obligations without additional contributions by us.  At the time of settlement of the obligations of the funded plan, we will recognize any unrecognized losses associated with that plan.  At March 31, 2004, these unrecognized losses were approximately $28.7 million.  The unrecognized losses may change depending on interest rates and other factors.  We expect that a portion of these losses will be recognized prior to the final distribution of plan assets as plan participants retire or otherwise terminate employment in the normal course of business.  The termination of the funded plan is subject to approvals by the Pension Benefit Guaranty Corporation and the Internal Revenue Service. While the timing is uncertain, we expect to obtain these approvals and settle all of the plan’s remaining obligations in late 2004.  In connection with the approval to terminate the plans, we transferred the assets of the funded plan to cash and cash equivalents to mitigate market risk during the period prior to distributions to participants.

Concurrent with the distribution of funded plan assets, we will transfer credits for benefits earned under the supplemental plan to a deferred compensation plan and recognize settlement losses equal to any unrecognized loss at the date of transfer.  At March 31, 2004, these unrecognized losses were approximately $6.0 million and may change depending on interest rates and other factors.  We expect to fund these benefits as participants retire or terminate.  The supplemental plan obligations were $17.6 million at March 31, 2004.

We have a qualified defined contribution plan and a nonqualified supplemental defined contribution plan available to substantially all employees.  In 2004 and 2003, we matched 100% of participating employees’ pre-tax contributions up to a maximum of 3% of eligible compensation and 50% of participating employees’ pre-tax contributions up to an additional maximum of 2% of eligible compensation.

In an action related to the curtailment of the funded and supplemental plans, we added new components to the defined contribution plans under which we either make or accrue discretionary contributions to the plans for all employees.  Expenses related to these plans were $1.4 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The normal date for measurement of our pension plan obligations is December 31 of each year, unless more recent measurements of both plan assets and obligations are available, or if a significant event occurs, such as a plan amendment or curtailment, that would ordinarily call for such measurements. In February 2004, we adopted a plan to terminate our funded and supplemental plans effective May 1, 2004. Due to the termination of the plans, we measured our benefit obligations as of March 31, 2004, including the impact of the termination.  Information relating to the obligations, assets and funded status of the plans at March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and the year ended December 31, 2003 is summarized as follows (dollars in thousands):

	Pension Plans				Postretirement Plan
	Funded		Supplemental and Other
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Projected benefit obligation at end of period	$64,862	$56,228	$18,441	$17,855	$ N/A	$ N/A
Accumulated benefit obligation at end of period	64,862	56,228	18,441	17,846	17,645	17,555
Change in benefit obligations:
Benefit obligations at beginning of period	$56,228	$70,491	$17,855	$19,799	$17,555	$16,732
Service cost	—	—	—	1	120	395
Interest cost	830	3,620	247	1,134	254	1,031
Plan amendment	—	—	—	9	—	—
Actuarial loss	9,559	6,173	2,691	1,873	—	403
Benefits paid	(1,755)	(235)	(54)	(129)	(284)	(1,006)
Benefit obligations before special events	64,862	80,049	20,739	22,687	17,645	17,555
Special events—
Settlements	—	(15,087)	(2,298)	(3,746)	—	—
Curtailments	—	(8,734)	—	(1,086)	—	—
Benefit obligations at end of period	64,862	56,228	18,441	17,855	17,645	17,555
Change in plan assets:
Fair value of plan assets at beginning of period	65,339	63,625	—	—	—	—
Actual return on plan assets	1,666	12,469	—	—	—	—
Employer contribution	54	6,475	2,352	4,622	284	1,006
Benefits paid	(1,755)	(235)	(54)	(129)	(284)	(1,006)
Settlements	—	(16,995)	(2,298)	(4,493)	—	—
Fair value of plan assets at end of period	65,304	65,339	—	—	—	—
Funded status	442	9,111	(18,441)	(17,855)	(17,645)	(17,555)
Unrecognized net actuarial loss	28,696	19,825	6,494	4,637	3,983	4,019
Unamortized prior service cost	—	—	143	166	(2,390)	(2,450)
Net amount recognized	$29,138	$28,936	$(11,804)	$(13,052)	$(16,052)	$(15,986)

Continued on page 16

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	Pension Plans				Postretirement Plan
	Funded		Supplemental and Other
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$29,138	$28,936	$—	$—	$—	$—
Accrued benefit liability	—	—	(18,441)	(17,846)	(16,052)	(15,986)
Intangible asset	—	—	143	166	—	—
Accumulated other comprehensive income item—minimum pension liability adjustment	—	—	6,494	4,628	—	—
Net amount recognized	$29,138	$28,936	$(11,804)	$(13,052)	$(16,052)	$(15,986)
Weighted-average assumptions at period end:
Discount rate	5.12%	6.00%	5.16%	6.00%	6.00%	6.00%
Lump sum rate	5.12	6.00	5.16	6.00	—	—
Expected rate of return on plan assets	5.12	8.00	—	—	—	—
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.50%	6.00%	6.50%	6.00%	6.50%
Lump sum rate	6.00	6.00	6.00	6.00	—	—
Expected rate of return on plan assets	8.00	8.00	8.00	—	—	—
Rate of compensation increase	N/A	4.50	N/A	4.50	N/A	N/A

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The assets of the funded plan historically consisted primarily of fixed income and marketable equity securities.  The primary investment objective for the funded plan had been to provide for growth of capital with a moderate level of volatility. In connection with the approval to terminate the plans, we transferred the assets of the funded plan to cash and cash equivalents to mitigate market risk during the period prior to distributions to participants.

The net pension cost includes the following components (in thousands):

	Three months ended March 31,
	2004	2003

Service cost	$—	$1
Interest cost on projected benefit obligations	1,077	1,408
Expected return on funded plan assets	(1,290)	(1,279)
Prior service cost recognized	9	380
Net actuarial loss recognized	378	828
Amortization of transition obligation	—	17
Net pension cost before special events	174	1,355
Special events:
Settlement losses	782	4,468
Curtailment loss	—	10,212
Net pension cost	$956	$16,035

The curtailment loss in 2003 and settlement losses of $0.8 million and $4.5 million for the three months ended March 31, 2004 and 2003, respectively, are included in other provisions and losses, net, in the consolidated statements of operations.

The net postretirement benefit cost includes the following components (in thousands):

	Three months ended March 31,
	2004	2003

Service cost	$120	$99
Interest cost on accumulated benefit obligations	254	257
Net actuarial loss recognized	36	28
Amortization of prior service cost	(60)	(60)
Net postretirement benefit cost	$350	$324

(7)           Segment Information

We have five business segments: retail centers, office and other properties, community development, commercial development and corporate.  The retail centers segment includes the operation and management of regional shopping centers, downtown specialty marketplaces, the retail components of mixed-use projects and community retail centers.  The office and other properties segment includes the operation and management of office and industrial properties and the nonretail components of the mixed-use projects.  The community development segment includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland, Summerlin, Nevada and Houston, Texas.  The commercial development segment includes the evaluation of all potential new development projects (including expansions of existing properties) and acquisition opportunities and the management of them through the development or acquisition process.  The corporate segment is responsible for shareholder and director services, financial management, strategic planning and certain other general and support functions.  Our business segments offer different products or services and are managed separately because each requires different operating strategies or management expertise.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”).  Prior to July 1, 2003, we included certain income taxes in our definition of NOI. Effective July 1, 2003, we revised our definition to exclude these amounts from NOI, affecting primarily the presentation of our community development activities.  We made this change because we now assess the operating results of our segments on a pre-tax basis and believe this revised measure better reflects the performance of the underlying assets.  Amounts for prior periods have been reclassified to conform to the current definition.

The accounting policies of the segments are the same as those used to prepare our condensed consolidated financial statements, except that:

•                       we consolidate the venture developing the community of The Woodlands and reflect the other partner’s share of NOI as an operating expense rather than using the equity method;

•                       we account for other real estate ventures in which we have joint interest and control and certain other minority interest ventures (“proportionate share ventures”) using the proportionate share method rather than the equity method;

•                       we include our share of NOI less interest expense and ground rent expense of other unconsolidated minority interest ventures (“other ventures”) in revenues; and

•                       we include discontinued operations and minority interests in NOI rather than presenting them separately.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended March 31, 2004
Revenues	$205,679	$60,377	$131,090	$—	$—	$397,146
Operating expenses	82,135	33,840	89,758	2,626	4,706	213,065
NOI	$123,544	$26,537	$41,332	$(2,626)	$(4,706)	$184,081

Three months ended March 31, 2003
Revenues	$216,357	$49,847	$70,475	$—	$—	$336,679
Operating expenses	86,710	19,967	40,562	4,928	5,546	157,713
NOI	$129,647	$29,880	$29,913	$(4,928)	$(5,546)	$178,966

Segment operating expenses include provision for bad debts, losses (gains) on marketable securities classified as trading, net losses (gains) on sales of properties developed for sale and our partner’s share of NOI of the venture developing The Woodlands and exclude income taxes, ground rent expense, distributions on Parent Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains (losses) on dispositions of interests in operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in thousands):

	Three months ended March 31,
	2004	2003
Revenues:
Total reported above	$397,146	$336,679
Our share of revenues of proportionate share and other ventures and revenues of The Woodlands community development venture	(73,093)	(34,890)
Revenues of discontinued operations	(2,717)	(40,025)
Other	—	50
Total in condensed consolidated financial statements	$321,336	$261,814
Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$213,065	$157,713
Our share of operating expenses of proportionate share ventures and operating expenses of The Woodlands community development venture and partner’s share of its NOI	(49,829)	(12,619)
Operating expenses of discontinued operations	(993)	(17,911)
Other	532	2,892
Total in condensed consolidated financial statements	$162,775	$130,075

Operating results:
NOI	$184,081	$178,966
Interest expense	(58,284)	(56,747)
NOI of discontinued operations	(1,724)	(22,114)
Depreciation and amortization	(47,910)	(38,106)
Other provisions and losses, net	(5,109)	(12,918)
Income taxes, primarily deferred	(18,616)	(10,585)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains (losses) on operating properties of unconsolidated real estate ventures, net	(19,966)	(14,771)
Other	(1,796)	(4,375)
Earnings before net gains (losses) on dispositions of interests in operating properties and discontinued operations in condensed consolidated financial statements	$30,676	$19,350

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated financial statements are as follows (in thousands):

	March 31, 2004	December 31, 2003

Retail centers	$5,614,645	$5,069,644
Office and other properties	1,079,323	1,165,599
Community development	826,084	835,525
Commercial development	112,725	114,439
Corporate	240,911	327,294
Total segment assets	7,873,688	7,512,501
Our share of assets of unconsolidated proportionate share ventures	(1,468,551)	(1,464,329)
Investment in and advances to unconsolidated proportionate share ventures	602,420	591,072
Total assets in condensed consolidated financial statements	$7,007,557	$6,639,244

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Investments in and advances to unconsolidated real estate ventures, by segment, are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003

Retail centers	$338,001	$345,486
Office and other properties	175,528	158,360
Community development	115,696	144,021
Total	$629,225	$647,867

(8)           Other Provisions and Losses, Net

Other provisions and losses, net consist of the following (in thousands):

	Three months ended March 31,
	2004	2003

Pension plan curtailment loss (see note 6)	$—	$10,212
Pension plan settlement losses (see note 6)	782	4,468
Provision for organizational changes and early retirement costs	1,015	1,792
Net losses on early extinguishment of debt	3,312	—
Net other	—	(3,554)
Total	$5,109	$12,918

As discussed in note 6 above, we curtailed our defined benefit pension plans in the first quarter of 2003 and recognized a loss.

The provision for organizational changes and early retirement costs in 2004 relates to the retirement of a member of senior management and consists primarily of termination benefits.  The provision for organizational changes and early retirement costs in 2003 related primarily to the retirement of a member of executive management in the first quarter of 2003 and consisted primarily of termination benefits.

During the three months ended March 31, 2004, we recognized net losses of $3.3 million, primarily unamortized issuance costs, related to the redemption of the Parent Company-obligated mandatorily redeemable securities and to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity.

The other amount for the three months ended March 31, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.

(9)           Preferred Stock

The shares of Series B Convertible Preferred stock had a liquidation preference of $50 per share and earned dividends at an annual rate of 6% of the liquidation preference.  At the option of the holders, each share of the Series B Convertible Preferred stock was convertible into shares of our common stock at a conversion price of $38.125 per share (equivalent to a conversion rate of approximately 1.311 shares of common stock for each share of Preferred stock).  The conversion price was subject to adjustment in certain circumstances such as stock dividends, stock splits, rights offerings, mergers and similar transactions.  In addition, these shares of Preferred stock were redeemable for shares of common stock at our option, subject to certain conditions related to the market price of our common stock. There were 4,047,555 shares of Preferred stock issued and outstanding at December 31, 2003. On January 7, 2004, we called for the redemption of all outstanding shares of the Series B Convertible Preferred stock pursuant to the terms of its issuance and established February 10, 2004 as the redemption date. In the first quarter of 2004, we issued 5,308,199 shares of common stock upon conversion or redemption of all of the outstanding shares of Series B Convertible Preferred stock.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(10)         Earnings Per Share

Information relating to the calculations of earnings per share (“EPS”) of common stock for the three months ended March 31, 2004 and 2003 is summarized as follows (in thousands):

	2004		2003
	Basic	Diluted	Basic	Diluted

Earnings from continuing operations	$30,468	$30,468	$19,581	$19,581
Dividends on unvested common stock awards and other	(171)	(171)	(178)	(178)
Dividends on Series B Convertible Preferred stock	—	—	(3,038)	(3,038)
Adjusted earnings from continuing operations used in EPS computation	$30,297	$30,297	$16,365	$16,365

Weighted-average shares outstanding	97,945	97,945	86,727	86,727
Dilutive securities:
Options, unvested common stock awards and other	—	2,292	—	1,539
Series B Convertible Preferred stock	—	1,879	—	—
Adjusted weighted-average shares used in EPS computation	97,945	102,116	86,727	88,266

Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

(11)         Commitments and Contingencies

Other commitments and contingencies (that are not reflected in the condensed consolidated balance sheets) at March 31, 2004 and December 31, 2003 are summarized as follows (in millions):

	March 31, 2004	December 31, 2003
Guarantee of debt of unconsolidated real estate ventures:
Village of Merrick Park	$100.0	$100.0
Hughes Airport-Cheyenne Centers	28.8	28.8
Construction contracts for properties in development:
Consolidated subsidiaries, primarily related to Fashion Show and The Shops at La Cantera	114.8	103.1
Our share of unconsolidated real estate ventures, primarily related to the Village of Merrick Park	11.6	9.5
Contract to purchase an interest in Mizner Park	—	18.0
Construction and purchase contracts for land development	49.9	83.1
Our share of construction contracts for land development of the venture developing The Woodlands	27.7	—
Our share of long-term ground lease obligations of unconsolidated real estate ventures	120.8	121.1
Bank letters of credit and other	20.8	14.9
	$474.4	$478.5

We have guaranteed up to $100 million for the repayment of a mortgage loan of the unconsolidated real estate venture that owns the Village of Merrick Park.  The amount of the guarantee may be reduced or eliminated upon the achievement of certain lender requirements.  The fair value of the guarantee is not material. Additionally, venture partners have provided guarantees to us for their share (60%) of the loan guarantee.

We determined that several of our consolidated partnerships are limited-life entities.  We estimate the fair values of minority interests in these partnerships at March 31, 2004 aggregated approximately $57.6 million.  The aggregate carrying values of the minority interests were approximately $29.6 million at March 31, 2004.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

We and certain of our subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.  Some of these litigation matters are covered by insurance.  We are also aware of claims arising from disputes in the ordinary course of business.  We record provisions for litigation matters and other claims when we believe a loss is probable and can be reasonably estimated.  At March 31, 2004, recorded aggregate liabilities related to these claims were not significant.  We further believe that any losses we may suffer for litigation and other claims in excess of the recorded aggregate liabilities are not material.  Accordingly, in our opinion, adequate provision has been made for losses with respect to litigation matters and other claims, and the ultimate resolution of these matters is not likely to have a material effect on our consolidated financial position or results of operations.  Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

(12)         Subsequent Events

In April 2004, we sold most of our interest in Westin New York, a hotel in New York City, for net proceeds of $15.8 million and recognized a gain of $2.0 million.

(13)         New Financial Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support.  In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R or FIN 46 applies in the fourth quarter of 2003 to all special purpose entities (“SPEs”) and to VIEs formed after January 31, 2003 and in the first quarter of 2004 to all other VIEs.  Application of FIN 46 in 2003 and 2004 had no effect on our financial statements as we previously consolidated the SPE that issued our Parent Company-obligated mandatorily redeemable preferred securities and, at March 31, 2004, held no interests in other VIEs formed after January 31, 2003.  Full application of FIN 46R in the first quarter of 2004 did not have a material effect on our results of operations or financial condition.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE ROUSE COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis covers any material changes in our financial condition since December 31, 2003 and any material changes in our results of operations for the three months ended March 31, 2004 as compared to the same period in 2003.  This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Annual Report to Shareholders.

GENERAL

Through our subsidiaries and affiliates, we acquire, develop and manage a diversified portfolio of operating properties located throughout the United States and develop and sell land for residential, commercial and other uses, primarily in our master-planned communities.

We have three operating lines of business:

•      retail center operations;

•      mixed-use, office and industrial operations; and

•      community development and land sales.

We are one of the largest publicly traded real estate companies in the United States of America. We have been publicly traded since 1957 and began operating as a real estate investment trust (“REIT”) on January 1, 1998. We engage in our real estate business through subsidiaries and affiliates.

We elected to be taxed as a REIT pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  In general, a corporation that distributes at least 90% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent of the income which it distributes.  We believe that we met the qualifications for REIT status as of March 31, 2004 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income (determined after taking into account any net operating loss deduction) to shareholders in 2004 and subsequent years.  In 2001, we elected to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”), which are subject to Federal and state income taxes.  We conduct our community development activities in TRS.

We own most of our interests in our operating properties through The Rouse Company LP, which we refer to as the “operating partnership.”  One of our wholly owned subsidiaries is the sole general partner and another wholly owned subsidiary is the sole limited partner of the operating partnership.  We own interests in our master-planned communities, some operating properties and our management company (which manages operating properties not wholly owned by us) through TRS. This operating partnership structure is designed to allow us to acquire properties in exchange for limited partnership interests in the operating partnership.  Using this structure, we could issue limited partnership interests of the operating partnership to persons transferring properties to us who wish to defer taxes on the transfers, and who want to receive a right to convert their limited partnership interests into shares of our common stock at a future date in a taxable transaction.  We have agreed with the lenders under some of our credit facilities that, when and if the operating partnership issues limited partnership interests to unrelated parties in exchange for properties or we transfer to the operating partnership all or substantially all of the properties not held by the operating partnership, the operating partnership will become jointly and severally liable for all of our obligations under those credit facilities.  Concurrently, we will cause the operating partnership to become jointly and severally liable for our obligations under all of our outstanding public debt.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues from our retail center, office, mixed-use and industrial operations are derived primarily from tenant rents.  Tenant leases in our retail centers generally provide for minimum rent, additional rent based on tenant sales in excess of stated levels and reimbursement of real estate taxes and other operating expenses.  Tenant leases in our office and other properties generally provide for minimum rent and reimbursement of real estate taxes and other operating expenses in excess of stated amounts.  The profitability of our retail centers depends primarily on occupancy and rent levels which, in turn, are affected by the profitability of the tenants.  Tenant profitability depends on a number of factors, including consumer spending, business and consumer confidence, competition and general economic conditions in the markets in which they and we operate.  The profitability of our office and other properties also depends on occupancy and rent levels and is affected by a number of factors, including tenants’ profitability and space needs due to growth or contraction in employment levels, business confidence and competition and general economic conditions in the markets in which they and we operate.

Revenues from our community development and land sales business are derived primarily from land sales to developers and participations with builders in their sales of finished homes to homebuyers.  The profitability of our community development business is affected by demand for housing, mortgage interest rates, consumer confidence, and general economic conditions in the Baltimore-Washington, Las Vegas and Houston metropolitan areas.

Our strategies include improving the quality of our retail portfolio, expanding and diversifying our community development business and increasing the number of our operating properties unencumbered by mortgage debt.  Actions we have taken or plan to take to implement these strategies include the following:

•                  Acquiring or developing premier retail properties and disposing of other retail properties as appropriate.  Since the early 1990’s, we have upgraded the quality of our portfolio of retail properties by acquiring interests in premier retail centers, expanding and improving our existing centers and disposing of properties that were not consistent with our long-term business strategies or not meeting our investment criteria.  We use an internal rating system based on sales volume, productivity, anchor performance, regional demographics, quality of tenancy and competitive position in the local market to evaluate each of our shopping centers.

•                  Realigning our office and industrial portfolio by disposing of interests in buildings not located in our master-planned communities of Columbia, Maryland and Summerlin, Nevada, or not part of class “A” urban mixed-use projects.

•                  Acquiring strategically located landholdings in and around major metropolitan areas in the United States.  During 2003, we purchased land for community development near Houston, Texas (which we have named “Bridgelands”) and an interest in The Woodlands, a master-planned community also near Houston. In 2004, we acquired our partners’ interests in a joint venture that is developing Fairwood, a master-planned community in Prince George’s County, Maryland, increasing our ownership interest to 100%. We intend to use our experience and resources to develop and sell finished lots or tracts including infrastructure and amenities within our planned communities, in addition to undeveloped property, to housing developers.  We also intend to continue to sell finished and undeveloped lots to commercial developers and develop commercial properties ourselves.  In addition, we have increased the profitability of our community development business by increasing participations with builders in their sales of finished homes to homebuyers.

•                  Increasing the number of our operating properties unencumbered by mortgage debt.  By doing so, we expect that we will be able to receive a higher senior unsecured debt credit rating.  In the near term, we intend to refinance a portion of the Company’s maturing secured debt on an unsecured basis.  We also may use proceeds from dispositions of assets to reduce our overall leverage.  In the first quarter of 2004, we used borrowings under our credit facility to repay approximately $442.9 million of debt secured by our operating properties and later repaid those borrowings using proceeds from the issuance of unsecured notes. In 2003, we repaid $215.4 million of debt secured by our operating properties using proceeds from the issuance of unsecured notes.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our strategies and our plans for the future are based on our beliefs that:

•                  space in high-quality, dominant retail centers in densely populated, affluent areas will continue to be in demand by retailers and that these retail centers are better able to withstand difficult conditions in the overall economy and in the real estate and retail industries;

•                  demand for housing in the metropolitan areas of Las Vegas, Houston and the Baltimore-Washington corridor will remain strong, particularly for housing in high-quality, master-planned communities; and

•                  office and industrial properties will provide capacity for employment growth in our master-planned communities.

Operating Properties

Our primary business strategies relating to operating properties include (1) owning and operating premier properties — shopping centers and large-scale mixed-use projects in major markets across the United States and (2) owning and operating geographically concentrated office and industrial buildings, principally complementing community development activities.  In order to execute our strategies, with respect to operating properties, we evaluate opportunities to acquire or develop properties and to redevelop, expand and/or renovate properties in our portfolio.  We have made and plan to continue making substantial investments to acquire, develop and expand and/or renovate properties as follows:

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

•                  In December 2003, we acquired a 50% interest in the retail component and certain office components of Mizner Park, a mixed-use property in Boca Raton, Florida. In January 2004, we acquired a 50% interest in the remaining office components of Mizner Park.

•                  In December 2003, we acquired certain office buildings and a 52.5% economic interest in entities (which we refer to as the “Woodlands Entities”) that own The Woodlands, a master-planned community in the Houston, Texas metropolitan area. In addition to developable land, we acquired interests in operating properties owned by the Woodlands Entities, including three golf course complexes, a resort conference center, a hotel, interests in seven office buildings and other assets.

•                  In March 2004, we acquired Providence Place, a regional retail center in Providence, Rhode Island.

•                  We are an investor in a consolidated joint venture that is developing The Shops at La Cantera, a regional retail center in San Antonio, Texas, expected to open in 2005.

•                  We are developing a regional retail center in Miami-Dade County, Florida.

•                  We plan to develop a regional retail center in Summerlin, Nevada.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We continually assess whether properties in which we own interests are consistent with our business strategies. We have disposed of interests in more than 50 retail centers and numerous other properties since 1993 (at times using tax-deferred exchanges or joint ventures) and may continue to dispose of selected properties that are not meeting or are not considered to have the potential to continue to meet our investment criteria.  We may also dispose of interests in properties for other reasons.  We have disposed of interests in the following properties during 2003 and 2004:

•                  In April and May 2003, we sold six retail centers in the Philadelphia metropolitan area (Cherry Hill Mall, Echelon Mall, Exton Square, Gallery at Market East, Moorestown Mall and Plymouth Meeting).

•                  In May and June 2003, we sold eight office and industrial buildings in the Baltimore-Washington corridor.

•                  In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida.

•                  In December 2003, we sold our investment in Kravco Investments, L.P.

•                  In December 2003 and January and February 2004, we disposed of interests in seven office properties and nine parcels subject to ground leases in Hughes Center, a master-planned business park in Las Vegas, Nevada, in connection with our acquisition of a 52.5% economic interest in The Woodlands.  We plan to dispose of our interest in the remaining office building in Hughes Center in the second quarter of 2004.

•                  In March 2004, we sold Westdale Mall, a retail center in Cedar Rapids, Iowa.

•                  In April 2004, we sold our interest in Westin New York, a hotel in New York City.

Community Development

Our primary business strategy relating to community development is to expand and diversify this line of business and to develop and sell land in our planned communities in a manner that increases the value of the remaining land to be developed and sold and to provide current cash flows.  Our major land development projects include communities in and around Columbia, Maryland, Summerlin, Nevada, and Houston, Texas.  In addition, at December 31, 2003, we were an investor in an unconsolidated real estate venture that is developing Fairwood, a planned community in Prince George’s County, Maryland.  In January 2004, we acquired our partners’ interests in this joint venture, increasing our ownership interest to 100%.  With a view toward using our experience and diversifying and enhancing our community development business, we seek and evaluate opportunities to acquire new and/or existing community development projects.  In May 2003, we purchased approximately 8,060 acres of investment land and land to be held for development and sale in the Houston, Texas metropolitan area on which we intend to develop Bridgelands, a master-planned community.  In September 2003 and December 2003, we purchased additional parcels of 642 acres and 85 acres, respectively, of contiguous land.  In March 2004, we acquired additional parcels aggregating 220 acres of contiguous land. We expect to begin significant development activities at Bridgelands in 2004 and to begin selling this land in 2005.  In December 2003, we acquired a 52.5% economic interest in The Woodlands, a master-planned community in the Houston, Texas metropolitan area, which includes, among other assets, approximately 5,500 acres of saleable land.

We acquired Summerlin, our master-planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996.  In connection with the acquisition of Hughes, we entered into a Contingent Stock Agreement (“Contingent Stock Agreement”) for the benefit of the former Hughes owners or their successors (“beneficiaries”).  Under terms of the Contingent Stock Agreement, shares of Rouse common stock are issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates to 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates.  We account for the beneficiaries’ share of earnings from the assets as an operating expense. We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination dates as additional investments in the related assets (that is, contingent consideration). At the time of acquisition of Hughes, we reserved 20 million shares of common stock for possible issuance under the Contingent Stock Agreement, of which 9,359,217 common shares remain reserved after giving effect to issuances under the Contingent Stock Agreement through March 31, 2004. The number of shares initially reserved was determined based on estimates made at the time of the acquisition. The actual number of shares issuable will be determined only from events occurring over the term of the Contingent Stock Agreement and could differ significantly from the number of shares reserved.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The following discussion and analysis of operating results covers each of our business segments, as management believes that a segment analysis provides the most effective means of understanding our business.  It also provides information about other elements of the condensed consolidated statements of operations that are not included in the segment results.  You should refer to the condensed consolidated statements of operations and note 7 to the condensed consolidated financial statements when reading this discussion and analysis.

Comparisons of Net Operating Income and net earnings from one year to another are affected significantly by property acquisition, disposition and development activity. As discussed in more detail below, other factors that have contributed to our operating results in 2004 and 2003 include the following:

•                  maintenance of high occupancy levels in retail properties;

•                  higher rents on re-leased space;

•                  strong demand for land in and around Columbia and Summerlin;

•                  refinancings of project-related debt at lower interest rates;

•                  a decline in average interest rates on variable-rate debt;

•                  repayments of debt;

•                  cost reduction measures;

•                  costs related to organizational changes; and

•                  pension plan curtailment and settlement losses.

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”).  We define NOI as segment revenues less segment operating expenses (including provision for bad debts, losses (gains) on marketable securities classified as trading, net losses (gains) on sales of properties developed for sale and our partner’s share of NOI of the venture developing The Woodlands, but excluding income taxes, ground rent expense, distributions on Parent Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization).  Additionally, discontinued operations, equity in earnings of unconsolidated real estate ventures and minority interests are adjusted to reflect NOI on the same basis.  Prior to July 1, 2003, we included certain income taxes in our definition of NOI. Effective July 1, 2003, we revised our definition to exclude these amounts from NOI, affecting primarily the presentation of our community development activities.  We made this change because we now assess the operating results of our segments on a pre-tax basis and believe this revised measure better reflects the performance of the underlying assets.  Amounts for prior periods have been reclassified and conform to the current definition.

The accounting policies of the segments are the same as those used to prepare our condensed consolidated financial statements, except that:

•                  we consolidate the venture developing the community of The Woodlands and reflect the other partner’s share of NOI as an operating expense rather than using the equity method;

•                  we account for other real estate ventures in which we have joint interest and control and certain other minority interest ventures (“proportionate share ventures”) using the proportionate share method rather than the equity method;

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

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the segments are summarized as follows (in millions):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended March 31, 2004
Revenues	$205.7	$60.4	$131.1	$—	$—	$397.2
Operating expenses	82.2	33.8	89.8	2.6	4.7	213.1
NOI	$123.5	$26.6	$41.3	$(2.6)	$(4.7)	$184.1

Three months ended March 31, 2003
Revenues	$216.3	$49.9	$70.5	$—	$—	$336.7
Operating expenses	86.7	20.0	40.6	4.9	5.5	157.7
NOI	$129.6	$29.9	$29.9	$(4.9)	$(5.5)	$179.0

Note:

Segment operating expenses include provision for bad debts, losses (gains) on marketable securities classified as trading, net losses (gains) on sales of properties developed for sale and our partner’s share of NOI of the venture developing The Woodlands and exclude income taxes, ground rent expense, distributions on Parent Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains (losses) on dispositions of interests in operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in millions):

	Three months ended March 31,
	2004	2003
Revenues:
Total reported above	$397.2	$336.7
Our share of revenues of proportionate share and other ventures and revenues of The Woodlands community development venture	(73.1)	(34.9)
Revenues of discontinued operations	(2.7)	(40.0)
Other	—	—
Total in condensed consolidated financial statements	$321.4	$261.8

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$213.1	$157.7
Our share of operating expenses of proportionate share ventures and operating expenses of The Woodlands community development venture and partner’s share of its NOI	(49.8)	(12.6)
Operating expenses of discontinued operations	(1.0)	(17.9)
Other	0.5	2.9
Total in condensed consolidated financial statements	$162.8	$130.1
Operating results:
NOI reported above	$184.1	$179.0
Interest expense	(58.3)	(56.7)
NOI of discontinued operations	(1.7)	(22.1)
Depreciation and amortization	(47.9)	(12.9)
Other provisions and losses, net	(5.1)	(38.1)
Income taxes, primarily deferred	(18.6)	(10.6)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains (losses) on operating properties of unconsolidated real estate ventures, net	(20.0)	(14.8)
Other	(1.8)	(4.4)
Earnings before net gains (losses) on dispositions of interests in operating properties and discontinued operations in condensed consolidated financial statements	$30.7	$19.4

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The reasons for significant changes in revenues and expenses comprising NOI are discussed below in the Business Segment Information section of this Management’s Discussion and Analysis.

Business Segment Information

Operating Properties:

We report the results of our operating properties in two segments:  (1) retail centers and (2) office and other properties.  Our tenant leases provide the foundation for the performance of our operating properties.  In addition to minimum rents, the majority of retail and office tenant leases provide for other rents which reimburse us for certain operating expenses.  Substantially all of our retail leases also provide for additional rent (percentage rent) based on tenant sales in excess of stated levels.  As leases expire, space is re-leased, minimum rents are adjusted to market rates, expense reimbursement provisions are updated and new percentage rent levels are established for retail leases. Expense reimbursement provisions in our retail leases have historically required tenants to pay their variable shares of a property’s operating costs. We have begun revising the expense reimbursement provisions so that tenants continue to pay their shares of a property’s real estate tax and utility expenses while paying stated rates for all other operating expenses.  The stated rate increases annually based on negotiated amounts or the consumer price index.  We believe this new approach to tenant reimbursements will simplify lease negotiations, facilitate collections and over the longer-term, allow us to reduce our lease administration costs.

Some portions of our discussion and analysis focus on “comparable” properties.  Comparable properties exclude those that have been acquired or disposed of, newly developed or undergone significant expansion in either of the two periods being compared and South Street Seaport. South Street Seaport is a retail center in lower Manhattan that we own and operate. We do not consider South Street Seaport as a comparable property because, with its location near the World Trade Center site, it continues to be affected by lower pedestrian and other traffic and other commercial activity in the area.

Retail Centers:

Operating results of retail centers are summarized as follows (in millions):

	Three months ended March 31,
	2004	2003

Revenues	$205.7	$216.3
Operating expenses	82.2	86.7
NOI	$123.5	$129.6

The $10.6 million decrease in segment revenues for the three months ended March 31, 2004 compared to the same period in 2003 was attributable primarily to:

•                  the dispositions of interests in operating properties ($29.3 million); and

•                  receipt of a business interruption insurance claim at South Street Seaport in 2003 ($1.5 million).

These decreases were partially offset by the effects of:

•                  the acquisitions of interests in properties ($15.6 million);

•                  the 2003 openings of the second phase of Fashion Show expansion and additional components of the Village of Merrick Park ($4.1 million); and

•                  higher rents on re-leased space at comparable retail centers.

Our comparable properties had average occupancy levels of approximately 92.7% and 92.8% during the three months ended March 31, 2004 and 2003, respectively.

The $4.5 million decrease in segment operating expenses for the three months ended March 31, 2004 compared to the same period in 2003 was attributable primarily to dispositions of interests in properties ($14.0 million), partially offset by the effects of:

•                  the acquisitions of interests in properties ($7.0 million) and

•                  the 2003 openings of the second phase of Fashion Show expansion and additional components of the Village of Merrick Park ($1.9 million).

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In summary, the $6.1 million decrease in NOI for the three months ended March 31, 2004 compared to the same period in 2003 was attributable primarily to:

•                  the disposition of interests in operating properties ($15.3 million) and

•                  receipt of a business interruption insurance claim at South Street Seaport in 2003 ($1.5 million).

These decreases in NOI were partially offset by the effects of:

•                  the acquisitions of interests in operating properties ($8.6 million);

•                  the openings of the second phase of Fashion Show expansion and additional components of the Village of Merrick Park ($2.2 million); and

•                  an increase in NOI at comparable properties ($1.8 million) due primarily to higher rents on re-leased space.

We believe that the ability to increase rents and maintain high average occupancy levels at our comparable retail centers in spite of difficult economic conditions is indicative of the high demand that retailers have for our space.

We anticipate growth in NOI from retail centers in 2004, as we expect to benefit from the 2003 acquisitions of interests in Christiana Mall, Staten Island Mall and Mizner Park, the 2004 acquisition of Providence Place and the 2003 and 2004 openings of additional space at Fashion Show and additional components of the Village of Merrick Park.  Additionally, we expect to maintain high occupancy levels in our comparable retail properties and to achieve higher rents on re-leased space.  These increases will be partially offset by the NOI of the properties we disposed of in 2003 and 2004.

Office and Other Properties:

Operating results of office and other properties are summarized as follows (in millions):

	Three months ended March 31,
	2004	2003

Revenues	$60.4	$49.9
Operating expenses	33.8	20.0
NOI	$26.6	$29.9

Segment revenues increased $10.5 million for the three months ended March 31, 2004 compared to the same period in 2003. The increase was attributable primarily to the acquisition of interests in office facilities at Mizner Park and the office, hotel and conference facilities owned by the Woodlands Entities ($18.5 million). These increases were partially offset by 2004 and 2003 dispositions of interests in operating properties ($8.8 million) and lower average occupancy levels at comparable properties.

Segment operating expenses increased $13.8 million for the three months ended March 31, 2004 compared to the same period in 2003. The increase was attributable primarily to the acquisitions of interests in properties ($16.7 million), partially offset by dispositions of interests in operating properties ($2.8 million).

The decrease in net operating income of $3.3 million for the three months ended March 31, 2004 compared to the same period in 2003 was attributable primarily to the dispositions of interests in properties in 2004 and 2003 ($6.0 million) and lower average occupancy levels at comparable properties (85.0% and 87.5% during the three months ended March 31, 2004 and 2003, respectively).  These decreases were partially offset by the effects of the acquisitions of interests in Mizner Park and The Woodlands ($1.8 million).

Difficult general economic conditions and weakening office demand led to higher vacancy rates in our office portfolio.  We expect NOI from our office and other properties segment to decline in 2004 due to the disposal of properties in 2004 and 2003, as well as what we believe is a continuing national trend of weakened demand for office space.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Community Development:

Community development operations relate to the communities of Summerlin, Nevada; Columbia, Emerson and Stone Lake in Howard County, Maryland; Fairwood in Prince George’s County, Maryland; and The Woodlands in Houston, Texas.  We have also acquired developable land in the Houston, Texas metropolitan area (which we call “Bridgelands”) and expect to begin significant development activities at the Bridgelands in 2004 and to begin selling this land in 2005.

Revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, regional economic conditions in the Baltimore, Las Vegas and Houston metropolitan areas, levels of homebuilder inventory, availability of saleable land for particular uses and our decisions to sell, develop or retain land.  We believe that land sales in 2004 and 2003 benefited from low interest rates, availability of mortgage financing and growing consumer confidence.  Should interest rates increase significantly or consumer confidence decline, land sales may be adversely affected.  Revenues for community development include land sales to developers and participations with builders in their sales of finished homes to homebuyers.

Operating results of community development are summarized as follows (in millions):

	Three months ended March 31,
	2004	2003
Nevada-based Operations:
Revenues:
Summerlin	$44.6	$48.1
Other	35.4	0.3
Operating costs and expenses:
Summerlin	27.3	32.8
Other	29.5	0.2
NOI	$23.2	$15.4
Columbia-based Operations:
Revenues	$28.9	$22.1
Operating costs and expenses	10.9	7.6
NOI	$18.0	$14.5
Houston Operations:
Revenues	$22.2	$—
Operating costs and expenses	22.1	—
NOI	$0.1	$—
Total:
Revenues	$131.1	$70.5
Operating costs and expenses	89.8	40.6
NOI	$41.3	$29.9

Operating Margins (NOI divided by Revenues):
Summerlin	38.8%	31.8%
Columbia	62.3	65.6

Revenues from Summerlin operations decreased $3.5 million and NOI increased $2.0 million for the three months ended March 31, 2004 compared to the same period in 2003. The increased NOI for the three months is attributable to higher participation in sales of finished homes and to higher prices on land sold for residential and commercial purposes. The increase in operating margins was due primarily to the effects of higher pricing resulting from high demand and the limited availability of land for similar uses in the area.

Revenues from other Nevada-based operations increased $35.1 million, and NOI increased $6.9 million for the three months ended March 31, 2004 compared to the same period in 2003. These changes were attributable primarily to the sale of substantially all remaining investment land at Hughes Center and at Canyon Springs in California.

Revenues from Columbia-based operations increased $6.8 million and NOI increased $3.5 million for the three months ended March 31, 2004 compared to the same period in 2003.  These increases were attributable to increased residential land sales and higher land prices in our Howard County communities and land sales in Fairwood, in which we acquired our partners’ interests in January 2004.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues and NOI from Houston operations relate to community development activities at The Woodlands, in which we acquired an interest on December 31, 2003. Most of the land sold in The Woodlands was finished at the date we acquired our interest in The Woodlands. As we allocated our purchase price to the assets of The Woodlands based on their fair values, we recognized little profit on this land. We expect margins to improve as land values appreciate and as additional land is developed and sold.

We expect the results of community development to remain strong in 2004, assuming continued favorable market conditions in the Las Vegas, Howard County and Prince George’s County regions.  We also expect to continue to benefit from our 2003 acquisition of an interest in The Woodlands and our 2004 acquisition of our partners’ interests in Fairwood.

Commercial Development:

Commercial development expenses were $2.6 million in the three months ended March 31, 2004 and $4.9 million in the three months ended March 31, 2003. These costs consist primarily of new business expenses and preconstruction expenses.

New business expenses relate primarily to acquisition activities (evaluation of acquisition opportunities and transaction closings), feasibility studies of development opportunities and disposition activities.  These expenses were $2.5 million in the three months ended March 31, 2004 and $3.2 million in the three months ended March 31, 2003. New business expenses decreased in 2004 primarily as a result of lower levels of acquisition and disposition activities.

Preconstruction expenses relate to retail and office and other property development opportunities which may not go forward to completion.  Preconstruction expenses were $0.1 million in the three months ended March 31, 2004 and $1.7 million in the three months ended March 31, 2003.  The lower level of expenses in 2004 was attributable primarily to lower costs for retail project opportunities which may not go forward to completion.

Corporate:

Corporate operating expenses consist of costs associated with Company-wide activities which include shareholder relations, the Board of Directors, financial management, strategic planning and equity in operating results of miscellaneous corporate investments.

Corporate operating expenses were $4.7 million in the three months ended March 31, 2004 and $5.5 million in the three months ended March 31, 2003. The decrease in 2004 was primarily attributable to lower information technology expenses.

Other Operating Information

Continuing operations

Interest:

Interest expense increased $1.5 million for the three months ended March 31, 2004 compared to the same period in 2003.  The increase for the three month period was attributable primarily to interest costs on debt issued and assumed related to acquisitions in 2003 and 2004, partially offset by decreases in average interest rates.

Depreciation and amortization:

Depreciation and amortization expense increased $9.8 million in the three months ended March 31, 2004, compared to the same period in 2003.  The increase was attributable primarily to property acquisitions in 2004 and 2003 and the opening of the second phase of Fashion Show expansion in 2003.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other provisions and losses, net:

The other provisions and losses, net are summarized as follows (in millions):

	Three months ended March 31,
	2004	2003

Pension plan curtailment loss	$—	$10.2
Pension plan settlement losses	0.8	4.5
Provision for organizational changes and early retirement costs	1.0	1.8
Net losses on early extinguishment of debt	3.3	—
Net other	—	(3.6)
	$5.1	$12.9

In February 2003, our Board of Directors approved modifications to certain of our defined benefit pension plans so that covered employees would not earn additional benefits for future services.  The curtailment of the plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million for the three months ended March 31, 2003.  We also incurred settlement losses of $0.8 million and $4.5 million for the three months ended March 31, 2004 and 2003, respectively, related to lump-sum distributions made primarily to employees retiring as a result of organizational changes and early retirement programs offered in 2003 and 2002 and a change in the senior management organizational structure in March 2003.

In February 2004, we adopted a plan to terminate our funded and supplemental plans effective May 1, 2004.  When we terminate the plans, we will be required to settle the obligations of the funded plan by paying accumulated benefits to eligible participants.  Depending on the market value of the assets of the funded plan and the relevant interest rates at the time of settlement, we may be required to make additional contributions to that plan, which could be significant if we do not terminate the plan in 2004.  At March 31, 2004, the funded plan had sufficient assets to settle its obligations without additional contributions by us.  At the time of settlement of the obligations of the funded plan, we will recognize any unrecognized losses associated with that plan.  At March 31, 2004, these unrecognized losses were approximately $28.7 million.  The unrecognized losses may change depending on interest rates and other factors.  We expect that a portion of these losses will be recognized prior to the final distribution of plan assets as plan participants retire or otherwise terminate employment in the normal course of business.  The termination of the funded plan is subject to approvals by the Pension Benefit Guaranty Corporation and the Internal Revenue Service. While the timing is uncertain, we expect to obtain these approvals and settle all of the plan’s remaining obligations in late 2004.  In connection with the approval to terminate the plans, we transferred the assets of the funded plan to cash and cash equivalents to mitigate market risk during the period prior to distributions to participants.

Concurrent with the distribution of funded plan assets, we will transfer credits for benefits earned under the supplemental plan to a deferred compensation plan and recognize settlement losses equal to any unrecognized loss at the date of transfer.  At March 31, 2004, these unrecognized losses were approximately $6.0 million and may change depending on interest rates and other factors.  We expect to fund these benefits as participants retire or terminate.  The supplemental plan obligations were $17.6 million at March 31, 2004.

The provision for organizational changes and early retirement costs in 2004 relates to the retirement of a member of senior management and consists primarily of termination benefits.  The provision for organizational changes and early retirement costs in 2003 related primarily to the retirement of a member of executive management in the first quarter of 2003 and consisted primarily of termination benefits.

During the three months ended March 31, 2004, we recognized net losses of $3.3 million, primarily unamortized issuance costs, related to the redemption of the Parent Company-obligated mandatorily redeemable securities and to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity.

The other amount for the three months ended March 31, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income taxes:

We and certain wholly owned subsidiaries have made a joint election to treat the subsidiaries as taxable REIT subsidiaries (“TRS”) for Federal and certain state income tax purposes, which election allows us to engage in certain non-qualifying REIT activities.  With respect to the TRS, we are liable for income taxes at the Federal and state levels.  Our current and deferred income tax provisions relate primarily to the earnings of the TRS.  The income tax provisions from continuing operations (excluding taxes related to gains on sales of operating properties) were $18.6 million and $10.6 million in the three months ended March 31, 2004 and 2003, respectively, and related primarily to the earnings of TRS.

As discussed above, we conduct our community development activities in TRS.  Income tax expense is likely to increase in future years as we continue our community development activities. Significant operating expenses at Summerlin related to the Contingent Stock Agreement are not deductible for Federal income tax purposes.  Accordingly, we also expect our income tax expense to increase as a percentage of community development NOI.

Equity in earnings of unconsolidated real estate ventures:

Equity in earnings of unconsolidated real estate ventures is summarized as follows (in millions):

	Three months ended March 31,
	2004	2003

Net operating income	$23.3	$22.3
Ground rent expense	(0.5)	(0.4)
Interest expense	(9.8)	(7.2)
Depreciation and amortization	(9.7)	(7.2)
Equity in earnings of unconsolidated real estate ventures	$3.3	$7.5

For segment reporting purposes, our share of the NOI of unconsolidated real estate ventures is included in the operating results of retail centers, office and other properties, community development and commercial development as discussed above in this Management’s Discussion and Analysis.  The increase in NOI, interest expense and depreciation and amortization was attributable primarily to acquisitions in 2003 and 2004. Beginning in the second quarter of 2003, we owned a 50% interest in Christiana Mall. In December 2003 and January 2004, we acquired 50% interests in the retail and office components of Mizner Park. The increases were offset by the December 2003 disposition of our investment in Kravco Investments, L.P. Also, in August 2003, we acquired the remaining interest in Staten Island Mall, in which we previously had a noncontrolling interest and accounted for as an unconsolidated real estate venture.

Discontinued operations

The operating results of discontinued operations are summarized as follows (in millions):

	Three months ended March 31,
	2004	2003

Revenues	$2.7	$40.0
Operating expenses, exclusive of depreciation and amortization	(1.1)	(18.6)
Interest expense	(0.7)	(9.4)
Depreciation and amortization	(0.8)	(7.5)
Gains on dispositions of interests in operating properties, net	36.4	0.1
Income tax benefit (provision), primarily deferred	0.1	—
Discontinued operations	$36.6	$4.6

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may sell interests in retail centers that are not consistent with our long-term business strategies or not meeting our investment criteria and office and other properties that are not located in our master-planned communities or not part of urban mixed-use properties.  We may also dispose of properties for other reasons.  Discontinued operations include the operating results of properties sold during 2004 and 2003 in which we do not have significant continuing involvement.  Discontinued operations also include the operating results of an office building in Hughes Center, which is included in properties held for sale at March 31, 2004.  For segment reporting purposes, our share of the NOI of the properties in discontinued operations is included in the operating results of retail centers, office and other properties or commercial development as discussed above in this Management’s Discussion and Analysis.

In March 2004, we sold our interests in Westdale Mall, a retail center in Cedar Rapids, Iowa, for cash of $1.3 million and the assumption by the buyer of $20.0 million of mortgage debt. We recognized a gain of $0.8 million relating to this sale. We recorded an impairment loss of $6.5 million in the third quarter of 2003 related to this property.

In January and February 2004, we sold interests in five office buildings and seven parcels subject to ground leases in Hughes Center, a master-planned business park in Las Vegas, Nevada, as part of the 2003 agreements under which we acquired interests in entities developing The Woodlands, a master-planned community in the Houston, Texas metropolitan area, for cash of $64.3 million and the assumption by the buyer of $107.3 million of mortgage debt. We recorded aggregate gains on these sales in 2004 of approximately $35.3 million. In December 2003, in related transactions, we sold interests in two office buildings and two parcels subject to ground leases in Hughes Center. The sale of our interest in one remaining office building in Hughes Center is expected to settle in the second quarter of 2004. This property is classified as held for sale at March 31, 2004.

In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida.

In May and June 2003, we sold eight office and industrial buildings in the Baltimore-Washington corridor.

In April and May 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.

Net earnings:

Net earnings were $67.1 million for the three months ended March 31, 2004 and $24.4 million for the three months ended March 31, 2003. The increase in net earnings for the three months ended March 31, 2004 as compared to the same period in 2003 was attributable to the factors discussed above, primarily gains on dispositions of interests in operating properties included in discontinued operations.

Funds From Operations:

We use Funds From Operations (“FFO”) as a supplement to our reported net earnings.  Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes over time as reflected through depreciation and amortization expenses.  We believe that the value of real estate assets does not diminish predictably over time, as historical cost accounting implies, and instead fluctuates due to market and other conditions.  Accordingly, we believe FFO provides investors with useful information about our operating performance because it excludes real estate depreciation and amortization expense.  We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts.  Accordingly, FFO is defined as net earnings (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (losses) on dispositions of interests in depreciated operating properties and real estate depreciation and amortization expense.  Also, beginning July 1, 2003, we include impairment losses on operating properties in FFO. FFO for all periods presented conforms to this definition.  Our calculation of FFO may not be comparable to similarly titled measures reported by other companies because all companies do not calculate FFO in the same manner.  FFO is not a liquidity measure and should not be considered as an alternative to cash flows or indicative of cash available for distribution.  It also should not be considered an alternative to net earnings, as determined in accordance with GAAP, as an indication of our financial performance.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net earnings is reconciled to FFO as follows (in millions):

	Three months ended March 31,
	2004	2003

Net earnings	$67.1	$24.2
Depreciation and amortization	58.4	52.7
Net gains on dispositions of interests in operating properties	(36.2)	(0.3)
Funds From Operations	$89.3	$76.6

Depreciation and amortization and net gains on dispositions of interests in operating properties include our share of the depreciation and amortization and net gains on dispositions of interests in operating properties of unconsolidated real estate ventures and of those properties classified as discontinued operations.

The increase in FFO for the three months ended March 31, 2004 compared to the same period in 2003 was attributable to factors discussed above in this Management’s Discussion and Analysis.

Financial condition, liquidity and capital resources:

Our primary cash requirements are for operating expenses, land development and acquisition expenditures, debt service, development of new properties, expansions and improvements to existing properties and acquisitions.  We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements.  We had cash and cash equivalents and investments in marketable securities totaling $62.7 million and $139.5 million at March 31, 2004 and December 31, 2003, respectively.

We have historically relied primarily on fixed-rate, nonrecourse loans from private institutional lenders to finance most of our operating properties. We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate debt and to provide funds for project development and acquisition costs and other corporate purposes. We have recently issued unsecured corporate debt to repay debt secured by our operating properties.

We have a credit facility with a group of lenders that provides for unsecured borrowings of up to $900 million.  The facility is available until December 2006, subject to a one-year renewal option.  The facility bears interest at LIBOR plus a margin.  The margin is determined based on the ratings assigned to our senior unsecured long-term debt securities by Moody’s Investors Service, Inc. (“Moody’s”) and/or Standard & Poor’s Credit Market Services (“S&P”) and may range from 0.6% to 1.25%.  At March 31, 2004 our rating was Baa3 by Moody’s and BBB- by S&P.  These ratings resulted in a margin of 0.90% on our credit facility.  The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs.  It may also be used to pay some portion of existing debt, including secured debt.  Availability under the facility was $668 million at March 31, 2004.

We are continually evaluating sources of capital and believe that there are satisfactory sources available for all requirements.  Selective dispositions of properties and interests in properties may provide capital resources in 2004 and may also provide them in subsequent years.

We had a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, preferred stock and debt securities. In February 2004, we issued $223 million of common stock under the shelf registration statement. With the issuance of the $500 million of notes in March 2004, the availability under our shelf registration was exhausted. We plan to file a new shelf registration covering the possible future offering and sale of equity and debt securities.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our debt at March 31, 2004 is summarized as follows (in millions):

	March 31, 2004
	Total	Due in one year

Mortgages and bonds	$2,748.5	$415.3
Medium-term loans	45.5	8.5
Credit facility borrowings	232.0	—
3.625% Notes due March 2009	396.3	—
8% Notes due April 2009	200.0	—
7.2% Notes due September 2012	399.6	—
5.375% Notes due November 2013	454.0	—
Other loans	153.1	58.6
Total	$4,629.0	$482.4

As of March 31, 2004, our debt due in one year includes balloon payments of $412.8 million that are expected to be made at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), credit facility borrowings, proceeds from the issuance of public debt and other available corporate funds.  We may obtain extensions of maturities on certain loans.  We may use distributions of financing proceeds from unconsolidated real estate ventures to provide liquidity.  We may also sell interests in operating properties or contribute operating properties or development projects to joint ventures in exchange for cash distributions from and ownership interests in the joint ventures.

We expect to spend more than $200 million for new developments, expansions and improvements to existing properties and investments in unconsolidated real estate joint ventures in the remainder of 2004.  A substantial portion of these expenditures relates to new retail properties and retail center redevelopment/expansions, and it is expected that most of these costs will be financed by debt, including borrowings under existing property-specific construction loans and/or our credit facility.  In addition, we are an investor in several unconsolidated joint ventures that are developing certain projects, with the other venturers funding a portion of development costs.  We expect to invest approximately $20 million in these joint ventures in the remainder of 2004.

Net cash provided by operating activities was $78.5 million for the three months ended March 31, 2004 and $73.0 million for the three months ended March 31, 2003.  The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and community development costs.  The level of cash provided by operating distributions from unconsolidated real estate ventures is affected by the timing of receipt of their revenues (including land sales revenues), payment of operating and interest expenses and other sources and uses of cash. The increase in net cash provided of $5.5 million was attributable primarily to proceeds from land sales and the operating cash flows of the properties acquired in 2004 and 2003, partially offset by the effects of the properties sold in 2004 and 2003 and increased land development and acquisition expenditures.

Net cash used by investing activities was $266.6 million for the three months ended March 31, 2004 and $91.9 million for the three months ended March 31, 2003.  The increase of $174.7 million was due primarily to an increase in purchases of property interests, offset by proceeds from dispositions of interests in properties.

Cash used by investing activities also includes expenditures for properties in development and improvements to existing properties. These expenditures related to project development activity, primarily retail property redevelopment/expansions.  A substantial portion of the costs of properties in development was financed with construction or similar loans and/or credit facility borrowings.  In some cases, long-term fixed-rate debt financing is arranged before completion of construction.  Improvements to existing properties consist primarily of costs of renovation and remerchandising programs and other tenant improvement costs.

Net cash used by investing activities in 2004 was primarily expenditures for acquisitions of interests in properties ($291.4 million, primarily Providence Place and Mizner Park).

These expenditures were partially offset by proceeds from dispositions of interests in properties ($65.8 million, primarily Hughes Center).

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net cash used by investing activities in 2003 was primarily:

•                  Expenditures for properties in development (primarily Fashion Show) and

•                  Expenditures for improvements to existing properties ($16.0 million) and investments in unconsolidated ventures ($12.0 million, primarily Village of Merrick Park).

Net cash provided by financing activities was $109.4 million for the three months ended March 31, 2004 and $30.2 million for the three months ended March 31, 2003.

Net cash provided by financing activities in 2004 was primarily:

•                  Net proceeds from the issuance of 4.6 million shares of common stock ($222 million) in February 2004, which were used primarily to fund our acquisition of Providence Place;

•                  Proceeds from the issuance of the 3.625% Notes and the 5.375% Notes in March 2004 ($503 million), which were used primarily to repay credit facility borrowings that were used to repay property debt; and

•                  Proceeds from the exercise of stock options ($22.2 million).

These proceeds were partially offset by repayments of property debt, primarily debt secured by Fashion Show ($240.3 million), Woodbridge ($121.5 million), Faneuil Hall ($55.0 million) and West Kendall ($22.8 million), repayments of Parent Company-obligated mandatorily redeemable preferred securities ($79.8 million) and the payment of dividends on common stock ($48.3 million).

Net cash provided by financing activities in 2003 was primarily:

•                  Proceeds from the issuance of property debt ($43.9 million) and

•                  Net borrowings under our line of credit facility ($55.3 million).

These proceeds were partially offset by the payment of dividends on common stock and preferred stock ($39.7 million), purchases of common stock ($20.9 million) and repayments of property debt ($23.9 million).

Off-balance sheet arrangements and unconsolidated ventures:

We own interests in unconsolidated real estate ventures that own and/or develop properties, including master-planned communities.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements.  We may also contribute our interests in properties to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  These ventures own properties managed by us for a fee and are controlled jointly by our venture partners and us.  At March 31, 2004, these ventures also include the joint venture that is developing the planned community of The Woodlands.  These ventures are accounted for using the equity or cost method, as appropriate.

At March 31, 2004, we had other commitments and contingencies related to unconsolidated ventures.  These commitments and contingencies are summarized as follows (in millions):

Guarantee of debt:
Village of Merrick Park	$100.0
Hughes Airport-Cheyenne Centers	28.8
Construction contracts for properties in development	11.6
Construction contracts for land development	27.7
Long-term ground lease obligations	120.8
$288.9

We have guaranteed up to $100 million for the repayment of a mortgage loan of the unconsolidated real estate venture that owns the Village of Merrick Park.  The amount of the guarantee may be reduced or eliminated upon the achievement of certain lender requirements.  The fair value of the guarantee is not material. Additionally, venture partners have provided guarantees to us for their share (60%) of the loan guarantee.

We determined that several of our consolidated partnerships are limited-life entities.  We estimate the fair values of minority interests in these partnerships at March 31, 2004 aggregated approximately $57.6 million.  The aggregate carrying values of the minority interests were approximately $29.6 million at March 31, 2004.

Subsequent events:

In April 2004, we sold most of our interest in Westin New York, a hotel in New York City, for net proceeds of $15.8 million and recognized a gain of $2.0 million.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical accounting policies:

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments.  Our critical accounting policies are those applicable to the evaluation of impairment of long-lived assets, the evaluation of the collectibility of accounts and notes receivable, profit recognition on land sales and allocation of the purchase price of acquired properties.

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

Profit recognition on land sales:  Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project.  The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project.  The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

Allocation of the purchase price of acquired properties:  We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their fair values.  In making estimates of fair values for purposes of allocating purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

The fair values of tangible assets are determined on an “if-vacant” basis.  The “if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

Our intangible assets arise primarily from contractual rights and include leases with above- or below-market rents (including ground leases where we are lessee), in-place lease and customer relationship values and a real estate tax stabilization agreement.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received or paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease (including those under bargain renewal options).  The capitalized above- and below-market lease values are amortized as adjustments to rental income or rental expense over the remaining terms of the respective leases (including periods under bargain renewal options).

The aggregate fair values of in-place leases and customer relationship assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  This value is allocated to in-place lease and customer relationship assets (both anchor stores and tenants).  The fair value of in-place leases is based on our estimates of carrying costs during the expected lease-up periods and costs to execute similar leases.  Our estimate of carrying costs includes real estate taxes, insurance and other operating expenses and lost rentals during the expected lease-up periods considering current market conditions.  Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs. The fair value of anchor store agreements is determined based on our experience negotiating similar relationships (not in connection with property acquisitions). The fair value of tenant relationships is based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.  The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from two to ten years.  The value of anchor store agreements is amortized to expense over the estimated term of the anchor store’s occupancy in the property.  Should an anchor store vacate the premises, the unamortized portion of the related intangible is charged to expense.  The value of tenant relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.  The value allocated to the tax stabilization agreement was determined based on the difference between the present value of estimated market real estate taxes and amounts due under the agreement and is amortized to operating expense over the term of the agreement.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New financial accounting standards:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support.  In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R or FIN 46 applies in the fourth quarter of 2003 to all special purpose entities (“SPEs”) and to VIEs formed after January 31, 2003 and in the first quarter of 2004 to all other VIEs.  Application of FIN 46 in 2003 and 2004 had no effect on our financial statements as we previously consolidated the SPE that issued our Parent Company-obligated mandatorily redeemable preferred securities and, at March 31, 2004, held no interests in other VIEs formed after January 31, 2003.  Full application of FIN 46R in the first quarter of 2004 did not have a material effect on our results of operations or financial condition.

Impact of inflation:

The major portion of our operating properties, our retail centers, is substantially protected from declines in the purchasing power of the dollar.  Retail leases generally provide for minimum rents plus percentage rents based on sales over a minimum base.  In many cases, increases in tenant sales (whether due to increased unit sales or increased prices from demand or general inflation) will result in increased rental revenue.  A substantial portion of the tenant leases (retail and office) also provide for other rents which reimburse us for certain operating expenses; consequently, increases in these costs do not have a significant impact on our operating results.  We have a significant amount of fixed-rate debt which, in a period of inflation, will result in a holding gain since debt will be paid off with dollars having less purchasing power.

Information relating to forward-looking statements:

This report on Form 10-Q includes forward-looking statements which reflect our current views with respect to future events and financial performance.  Such forward-looking statements include, among others, statements regarding our strategy, statements regarding expectations as to operating results from our retail centers, our office and other properties and our community development activities, expectations as to our ability to lease vacating and expiring space, expectations as to the completion of pending sale transactions, expectations as to operating results from acquisitions, expectations regarding income taxes in future years and our beliefs as to our liquidity and capital resources and as to our expenditures for new developments, expansions and improvements.

Forward-looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated.  The words “will,” “plan,” “believe,” “expect,” “anticipate,” “target,” “intend” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) changes in the economic climate; (2) our dependence on rental income from real property; (3) uncertainty from terrorist attacks and volatility in the financial markets; (4) our lack of geographical diversification; (5) possible environmental liabilities; (6) special local economic and environmental risks in Nevada; (7) real estate development and investment risks; (8) the effect of uninsured loss; (9) the cost and adequacy of insurance; (10) the illiquidity of real estate investments; (11) competition; (12) real estate investment trust risks; (13) changes in tax laws or regulations; and (14) risks associated with the acquisition of assets from Rodamco.  Further, domestic or international incidents could affect general economic conditions and our business.  For a more detailed discussion of these and other factors, see attached Exhibit 99.1.

Part I.      Financial Information

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Information:

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of changes in market prices or rates.  Our market risk arises primarily from interest rate risk relating to debt obligations. We manage our exposure to this risk by maintaining our ratio of variable-rate debt to total debt at levels specified by management and based on market conditions. We use interest rate exchange agreements, including cash flow hedges and fair value hedges, to manage this risk.  The fair value of these and other derivative financial instruments was a liability of approximately $6.8 million at March 31, 2004.  We do not enter into interest rate exchange agreements for speculative purposes.

Our interest rate risk is monitored closely by management.  The table below presents the annual maturities, weighted-average interest rates on outstanding debt at the end of each year (based on a LIBOR rate of 1.1%) and fair values required to evaluate expected cash flows under debt agreements and our sensitivity to interest rate changes at March 31, 2004.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed-rate debt	$149	$174	$289	$232	$492	$2,301	$3,637	$3,983
Average interest rate	6.6%	6.5%	6.4%	6.3%	6.1%	6.1%	6.2%

Variable-rate LIBOR debt	$11	$459	$253	$260	$2	$7	$992	$992
Average interest rate	2.3%	2.2%	2.2%	3.3%	3.4%	3.4%	2.5%

At March 31, 2004, approximately $141.8 million of our variable-rate LIBOR debt related to borrowings under construction loans that we expect to repay with proceeds of long-term, fixed-rate debt in 2005 and 2006 when we expect to complete construction of the related projects and/or the loans reach maturity.

We had interest rate swap agreements and forward-starting swap agreements in place at March 31, 2004 that effectively fix the LIBOR rate on a portion of our variable-rate debt through 2006. The weighted-average notional amounts of these agreements and their terms are summarized as follows (in millions):

	2004	2005	2006

Weighted-average notional amount	$548.1	$102.7	$10.4
Weighted-average fixed effective rate (pay rate)	3.4%	3.2%	6.8%
Weighted-average variable interest rate of related debt (receive rate) based on LIBOR at March 31, 2004	2.3%	2.4%	3.2%

We also had interest rate swap agreements at March 31, 2004 that effectively converted $400 million of debt with a fixed rate of 3.625% to variable-rate debt through March 2009. The agreements have a weighted-average pay rate of 6 month LIBOR (set in arrears) plus a spread of 19.375 basis points. The pay rate based on the projected 6 month LIBOR rate at March 31, 2004 was 1.7%.

As the table incorporates only those exposures that exist as of March 31, 2004, it does not consider exposures or positions which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after March 31, 2004, our hedging strategies during that period and interest rates.

We had investments in fixed income and marketable equity securities of $24.2 million at March 31, 2004.  Our market risk related to these securities is limited to changes in their fair values and such changes are not likely to have a material effect on our consolidated financial position. Most of our investments in marketable securities closely match our liabilities related to certain deferred compensation plans.  As a result, changes in the market values of these investments do not have a significant effect on our earnings. Marketable securities classified as available for sale are not material.

Based on our outstanding variable-rate LIBOR debt and interest rate swaps in effect at March 31, 2004, a hypothetical LIBOR increase of 1% would cause annual interest expense to increase $8.4 million.

Part I.      Financial Information

Item 4.    Controls and Procedures.

Controls and Procedures:

Evaluation of Disclosure Controls and Procedures: As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During our evaluation, we did not identify any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1–January 31, 2004	138,999	$46.74	—	—

February 1–February 29, 2004	6,508	49.29	—	—

March 1–March 31, 2004	138,727	51.18	—	—

Total	284,234	$48.97	—	—

(1)          Shares repurchased in January 2004 include 120,700 shares (at average price of $46.72) repurchased in open market transactions and subsequently issued pursuant to the Contingent Stock Agreement for the benefit of the former Hughes owners or their successors. Remaining shares repurchased in January, February and March 2004 were surrendered by grantees in connection with their exercise of stock options.

In 1999, our Board of Directors authorized the repurchase of common shares for up to $250 million, subject to certain pricing restrictions. No shares were repurchased under this program in the quarterly period ended March 31, 2004.

Item 3.                   Defaults Upon Senior Securities.

                                                      None

Item 4.                   Submission of Matters to a Vote of Security Holders.

                                                      None

Item 5.                   Other Information.

                                                      None

Part II.    Other Information

Item 6.                   Exhibits and Reports on Form 8-K.

(a)                Exhibits

Exhibit 31.1–Certification Pursuant to Rule 13a–14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer

Exhibit 31.2–Certification Pursuant to Rule 13a–14(a) by Thomas J. DeRosa, Vice Chairman and
Chief Financial Officer

Exhibit 32.1–Certification Pursuant to 18 U.S.C. Section 1350–Chief Executive Officer

Exhibit 32.2–Certification Pursuant to 18 U.S.C. Section 1350–Chief Financial Officer

Exhibit 99.1–Factors Affecting Future Operating Results

The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(b)               Reports on Form 8-K

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on January 15, 2004.  The Form provided our press release regarding common stock dividends and 2004 annual per share guidance and additional information related to 2004 annual per share guidance.

Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 9, 2004.  The Form reported the sale of 4,000,000 shares of common stock for aggregate gross proceeds of $193,200,000 and the underwriter’s option to purchase up to an additional 600,000 shares to cover over-allotments. The Form included the Underwriting Agreement and Pricing Agreement, both dated February 3, 2004, between Deutsche Bank Securities Inc and us and the opinions and consents of Piper Rudnick LLP and Arnold & Porter LLP.

Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 24, 2004.  The Form described various factors affecting future operating results or an investment in our common stock.

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on February 26, 2004.  The Form provided our press release regarding earnings for the fourth quarter of 2003 and certain supplemental information not included in the press release.

Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 15, 2004.  The Form reported the sale of $400,000,000 aggregate principal amount of 3.625% Notes due 2009 and $100,000,000 aggregate principal amount of 5.375% Notes due 2013 and included the Underwriting Agreement and Pricing Agreement, both dated March 10, 2004, between J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of the underwriters named therein, and us.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

on behalf of THE ROUSE COMPANY and as

Principal Financial Officer:

Date:	May 10, 2004	By	/s/ Thomas J. DeRosa
Thomas J. DeRosa Vice Chairman and Chief Financial Officer

Principal Accounting Officer:

Date:	May 10, 2004	By	/s/ Melanie M. Lundquist
Melanie M. Lundquist
Senior Vice President and Corporate Controller

Exhibit Index

Exhibit No.

31.1	Certification Pursuant to Rule 13a–14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a–14(a) by Thomas J. DeRosa, Vice Chairman and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350–Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350–Chief Financial Officer

99.1	Factors Affecting Future Operating Results