Form 10-Q
period 2004-06-30
ROUSE COMPANY
filed 2004-08-06
CIK 85388

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of the issuer’s common stock as of August 2, 2004:

Common Stock, $0.01 par value	102,720,733
Title of Class	Number of Shares

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited; in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Rents from tenants	$207,704	$180,522	$406,904	$358,874
Land sales	96,203	88,256	205,188	157,439
Other	15,389	14,442	28,252	28,410
Total revenues	319,296	283,220	640,344	544,723
Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Operating properties	(86,584)	(77,346)	(172,312)	(153,676)
Land sales operations	(57,672)	(59,117)	(125,434)	(99,680)
Other	(9,292)	(20,502)	(19,497)	(35,357)
Total operating expenses, exclusive of provision for bad debts, depreciation and amortization	(153,548)	(156,965)	(317,243)	(288,713)
Interest expense	(59,963)	(52,931)	(118,247)	(109,678)
Provision for bad debts	(1,982)	(1,502)	(4,650)	(2,685)
Depreciation and amortization	(48,521)	(40,567)	(96,346)	(78,567)
Other income, net	945	4,549	2,339	4,189
Other provisions and losses, net	(2,086)	(8,631)	(6,180)	(19,757)
Earnings before income taxes, equity in earnings of unconsolidated real estate ventures, net gains on dispositions of interests in operating properties and discontinued operations	54,141	27,173	100,017	49,512
Income taxes, primarily deferred	(20,498)	(15,993)	(39,114)	(26,578)
Equity in earnings of unconsolidated real estate ventures	5,337	6,781	8,635	14,281
Earnings before net gains on dispositions of interests in operating properties and discontinued operations	38,980	17,961	69,538	37,215
Net gains on dispositions of interests in operating properties	14,096	21,573	13,888	21,804
Earnings from continuing operations	53,076	39,534	83,426	59,019
Discontinued operations	8,163	98,558	44,927	103,213
Net earnings	61,239	138,092	128,353	162,232
Other items of comprehensive income (loss):
Minimum pension liability adjustment	229	390	(1,637)	390
Unrealized net gains (losses) on derivatives designated as cash flow hedges	4,859	153	2,103	(3,199)
Unrealized net gains (losses) on available-for-sale securities	(160)	—	426	—
Comprehensive income	$66,167	$138,635	$129,245	$159,423
Net earnings applicable to common shareholders	$61,239	$135,054	$128,353	$156,156
Earnings per share of common stock
Basic:
Continuing operations	$.52	$.41	$.83	$.60
Discontinued operations	.08	1.13	.45	1.19
Total	$.60	$1.54	$1.28	$1.79
Diluted:
Continuing operations	$.50	$.40	$.81	$.59
Discontinued operations	.08	1.10	.43	1.16
Total	$.58	$1.50	$1.24	$1.75
Dividends per share:
Common stock	$.47	$.42	$.94	$.84
Preferred stock	$—	$.75	$—	$1.50

The accompanying notes are an integral part of these statements.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Property and property-related deferred costs:
Operating properties:
Property	$5,830,436	$5,351,748
Less accumulated depreciation	973,241	897,277
	4,857,195	4,454,471
Deferred costs	251,346	238,122
Less accumulated amortization	103,146	94,424
	148,200	143,698
Net operating properties	5,005,395	4,598,169

Properties in development	224,732	167,073
Properties held for sale	8,241	138,823
Investment land and land held for development and sale	455,494	414,666
Total property and property-related deferred costs	5,693,862	5,318,731
Investments in unconsolidated real estate ventures	573,541	628,305
Advances to unconsolidated real estate ventures	14,222	19,562
Prepaid expenses, receivables under finance leases and other assets	559,379	479,409
Accounts and notes receivable	67,147	53,694
Investments in marketable securities	25,187	22,313
Cash and cash equivalents	36,220	117,230
Total assets	$6,969,558	$6,639,244
Liabilities:
Debt:
Property debt not carrying a Parent Company guarantee of repayment	$2,604,864	$2,768,288
Debt secured by properties held for sale	—	110,935
Parent Company debt and debt carrying a Parent Company guarantee of repayment:
Property debt	181,548	179,150
Other debt	1,778,504	1,386,119
	1,960,052	1,565,269
Total debt	4,564,916	4,444,492
Accounts payable and accrued expenses	156,838	179,530
Other liabilities	657,907	611,042

Parent Company-obligated mandatorily redeemable preferred securities of a trust holding solely Parent Company subordinated debt securities	—	79,216
Shareholders’ equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	—	41
Common stock of 1¢ par value per share; authorized 500,000,000 shares in 2004 and 250,000,000 shares in 2003; issued 102,612,050 shares in 2004 and 91,759,723 shares in 2003	1,026	918
Additional paid-in capital	1,579,015	1,346,890
Retained earnings (accumulated deficit)	20,858	(10,991)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(6,265)	(4,628)
Unrealized net losses on derivatives designated as cash flow hedges	(5,163)	(7,266)
Unrealized net gains on available-for-sale securities	426	—
Total shareholders’ equity	1,589,897	1,324,964
Total liabilities and shareholders’ equity	$6,969,558	$6,639,244

The accompanying notes are an integral part of these statements.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(Unaudited, in thousands)

	2004	2003

Cash flows from operating activities:
Rents from tenants and other revenues received	$425,732	$446,753
Proceeds from land sales and notes receivable from land sales	188,784	173,509
Interest received	3,709	3,847
Operating expenditures	(212,292)	(232,258)
Land development and acquisition expenditures	(88,187)	(75,487)
Interest paid	(115,350)	(125,146)
Income taxes paid	(15,859)	(2,881)
Operating distributions from unconsolidated real estate ventures	18,815	27,733
Net cash provided by operating activities	205,352	216,070
Cash flows from investing activities:
Expenditures for properties in development	(54,177)	(98,015)
Expenditures for improvements to existing properties	(32,013)	(32,794)
Expenditures for acquisitions of interests in properties and other assets	(291,412)	(1,501)
Proceeds from dispositions of interests in properties	88,402	264,772
Other distributions from unconsolidated real estate ventures	31,518	—
Expenditures for investments in unconsolidated real estate ventures	(4,620)	(23,834)
Other	(451)	4,702
Net cash provided (used) by investing activities	(262,753)	113,330
Cash flows from financing activities:
Proceeds from issuance of property debt	6,825	193,560
Repayments of property debt:
Scheduled principal payments	(36,643)	(37,889)
Other payments	(442,866)	(271,848)
Proceeds from issuance of other debt	502,736	6,747
Repayments of other debt	(89,000)	(121,690)
Repayments of Parent Company-obligated mandatorily redeemable preferred securities	(79,751)	(9,750)
Purchases of common stock	(31,117)	(20,886)
Proceeds from issuance of common stock	221,917	—
Proceeds from exercise of stock options	24,554	31,684
Dividends paid	(96,506)	(79,802)
Other	(3,758)	(8,430)
Net cash used by financing activities	(23,609)	(318,304)
Net increase (decrease) in cash and cash equivalents	(81,010)	11,096
Cash and cash equivalents at beginning of period	117,230	41,633
Cash and cash equivalents at end of period	$36,220	$52,729

The accompanying notes are an integral part of these statements.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

Six Months Ended June 30, 2004 and 2003

(Unaudited, in thousands)

	2004	2003
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$128,353	$162,232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,325	90,580
Change in undistributed earnings of unconsolidated real estate ventures	10,180	14,352
Net gains on dispositions of interests in operating properties	(58,602)	(91,606)
Impairment losses on operating properties	270	—
Losses (gains) on extinguishment of debt	3,312	(21,169)
Participation expense pursuant to Contingent Stock Agreement	36,001	36,120
Land development and acquisition expenditures in excess of cost of land sales	(16,339)	—
Provision for bad debts	4,664	3,568
Debt assumed by purchasers of land	(4,723)	(16,585)
Deferred income taxes	30,057	22,466
Decrease (increase) in accounts and notes receivable	(17,600)	2,440
Decrease in other assets	24,662	14,856
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(37,539)	3,435
Other, net	5,331	(4,619)
Net cash provided by operating activities	$205,352	$216,070
Schedule of noncash investing and financing activities:
Common stock issued pursuant to Contingent Stock Agreement	$13,177	$21,058
Capital lease obligations incurred	6,938	1,429
Lapses of restrictions on common stock awards and grants of common stock	4,108	6,839
Debt assumed by purchasers of land	4,723	16,585
Debt assumed by purchasers of operating properties	130,787	276,588
Debt and other liabilities assumed or issued in acquisition of assets	340,524	226,567
Debt extinguished in excess of cash paid	—	28,026
Property and other assets contributed to an unconsolidated real estate venture	—	164,306
Debt and other liabilities related to property contributed to an unconsolidated real estate venture	—	163,406

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2004

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

In April 2004, we reclassified certain costs and expenses (primarily employee termination benefits) related to organizational changes and early retirements from other provisions and losses, net to operating expenses. We made these reclassifications because these expenses are neither infrequent nor unusual and are becoming a normal cost of doing business. The amounts reclassified were $5.2 million and $3.9 million in the three and six months ended June 30, 2003, respectively, and $1.0 million in the three months ended March 31, 2004.

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

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The aggregate fair values of in-place leases and customer relationship assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  This value is allocated to in-place lease and customer relationship assets (both anchor stores and tenants).  The fair value of in-place leases is based on our estimates of carrying costs during the expected lease-up periods and costs to execute similar leases.  Our estimate of carrying costs includes real estate taxes, insurance and other operating expenses and lost rentals during the expected lease-up periods considering current market conditions.  Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs. The fair value of anchor store agreements is determined based on our experience negotiating similar relationships (not in connection with property acquisitions). The fair value of tenant relationships is based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.  The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from two to ten years.  The value of anchor store agreements is amortized to expense over the estimated term of the anchor store’s occupancy in the property.  Should an anchor store vacate the premises, the unamortized portion of the related intangible is charged to expense.  The value of tenant relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense. The value allocated to the tax stabilization agreement was determined based on the difference between the present value of estimated market real estate taxes and amounts due under the agreement and is amortized to operating expense over the term of the agreement, which is approximately 24 years.

The aggregate purchase price of properties acquired in 2004 and 2003 was allocated to intangible assets and liabilities as follows (in millions):

	2004	2003

Above-market leases	$3.8	$1.1
In-place lease assets	2.9	2.0
Tenant relationships	6.5	0.6
Below-market leases	4.2	4.7
Anchor store agreements	1.5	2.5
Below-market ground lease	14.5	—
Real estate tax stabilization agreement	94.2	—

(d)          Investments in marketable securities and cash and cash equivalents

Our investment policy defines authorized investments and establishes various limitations on the maturities, credit quality and amounts of investments held.  Authorized investments include U.S. government and agency obligations, certificates of deposit, bankers’ acceptances, repurchase agreements, commercial paper, money market mutual funds and corporate debt and equity securities.  We may also invest in mutual funds to closely match the investment selections of participants in nonqualified deferred compensation plans.

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

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Other income, net in the three and six months ended June 30, 2004 and 2003 is summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Interest income	$611	$570	$1,194	$1,161
Dividends	22	22	52	46
Gains on trading securities, net	312	3,957	1,093	2,982
	$945	$4,549	$2,339	$4,189

(e)           Revenue recognition and related matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the leases.  Rents based on tenant sales are recognized when tenant sales exceed contractual thresholds.

Revenues related to variable recoveries from tenants of real estate taxes, utilities, maintenance, insurance and other expenses pursuant to leases are recognized in the period in which the related expenses are incurred. Fixed contributions from tenants related to these expenses are recognized when due.  Lease termination fees are recognized when the related agreements are executed.  Management fee revenues are calculated as a fixed percentage of revenues of the managed properties and are recognized as the managed properties’ revenues are earned.

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

All of the pay fixed-receive variable interest rate swaps and other pay fixed-receive variable derivative financial instruments we used in 2004 and 2003 qualified as cash flow hedges and hedged our exposure to forecasted interest payments on variable-rate LIBOR-based debt or the forecasted issuance of fixed-rate debt.  Accordingly, the effective portion of the instruments’ gains or losses is reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transactions affect earnings.  If we discontinue a cash flow hedge because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into earnings.  If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, the net gain or loss in accumulated other comprehensive income is reclassified to earnings over the term of the designated hedging relationship. Any subsequent changes in the fair value of the derivative are immediately recognized in earnings.

In 2004, we entered into pay variable-receive fixed interest rate swaps designated as fair value hedges of fixed-rate debt instruments.  These hedges and the hedged instruments are carried at their fair values with changes in their fair values recorded in earnings. Because the hedges are highly effective, the changes in their values are substantially equal and offsetting.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net earnings, as reported	$61,239	$138,092	$128,353	$162,232

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects and amounts capitalized	735	1,259	1,668	3,095

Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects and amounts capitalized	(3,093)	(2,418)	(5,514)	(5,754)
Pro forma net earnings	$58,881	$136,933	$124,507	$159,573

Earnings per share of common stock:
Basic:
As reported	$.60	$1.54	$1.28	$1.79
Pro forma	$.57	$1.53	$1.24	$1.76

Diluted:
As reported	$.58	$1.50	$1.24	$1.75
Pro forma	$.56	$1.49	$1.21	$1.73

The per share weighted-average estimated fair values of options granted during 2004 and 2003 were $6.83 and $3.37, respectively.  These fair values were estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.9%	2.0%	3.5%	3.2%
Dividend yield	4.5%	4.5%	4.0%	5.4%
Volatility factor	20.0%	20.0%	20.0%	20.0%
Expected life in years	5.4	4.0	6.4	6.5

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(2)           TAX MATTERS

We elected to be taxed as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  We believe that we met the qualifications for REIT status as of June 30, 2004 and intend to meet the qualifications in the future.

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

Our net deferred tax assets were $81.0 million and our deferred tax liabilities were $112.0 million at June 30, 2004.  Our net deferred tax assets were $91.0 million and our deferred tax liabilities were $86.4 million at December 31, 2003.  Deferred income taxes will become payable as temporary differences reverse (primarily due to the completion of land development projects) and TRS net operating loss carryforwards are exhausted.

(3)           DISCONTINUED OPERATIONS

We may sell interests in retail centers that are not consistent with our long-term business strategies or not meeting our investment criteria and office and other properties that are not located in our master-planned communities or not part of urban mixed-use properties.  We may also dispose of properties for other reasons.

In May 2004, we agreed to sell our interests in two office buildings in Hunt Valley, Maryland. These sales are expected to settle by the end of 2004. We recorded aggregate impairment losses of $1.4 million in the fourth quarter of 2003 and $0.3 million in the second quarter of 2004 related to these properties. These properties are classified as held for sale at June 30, 2004.

In May 2004, we sold our interest in one office building in Hughes Center, a master-planned business park in Las Vegas, Nevada, as part of the 2003 agreements under which we acquired interests in entities developing The Woodlands, a master-planned community in the Houston, Texas metropolitan area, for cash of $7.0 million and the assumption by the buyer of $3.5 million of mortgage debt. We recorded a gain on this sale of $5.5 million. In January and February 2004, we sold interests in five office buildings and seven parcels subject to ground leases in Hughes Center as part of the same 2003 agreements, for cash of $64.3 million and the assumption by the buyer of $107.3 million of mortgage debt. We recorded aggregate gains on these sales in the first quarter of 2004 of approximately $35.3 million (net of deferred income taxes of $2.7 million). In December 2003, in related transactions, we sold interests in two office buildings and two parcels subject to ground leases in Hughes Center.

We also recorded, in the three months ended June 30, 2004, net gains of $2.8 million (net of deferred income taxes of $0.4 million) related to the resolutions of certain contingencies related to disposals of properties in 2002, 2003 and 2004.

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

In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida.

In May and June 2003, we sold eight office and industrial buildings in the Baltimore-Washington corridor for net proceeds of $46.6 million and recorded aggregate gains of $4.4 million.

In April and May 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.  In connection with these transactions, we received net cash proceeds of $218.4 million, the purchaser assumed $276.6 million of property debt, and we assumed a participating mortgage secured by Christiana Mall.  We recognized aggregate gains of $65.4 million relating to the monetary portions of these transactions. We recorded an impairment loss of $38.8 million in the fourth quarter of 2002 related to one of the retail centers sold.

We also recorded a net gain of $26.9 million related to the extinguishment of debt secured by two of the properties sold in the Philadelphia metropolitan area when the lender released the mortgages for a cash payment by us of less than the aggregate carrying amount of the debt.

The operating results of the properties included in discontinued operations are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$599	$24,884	$3,604	$65,220
Operating expenses, exclusive of depreciation and amortization	(294)	(12,574)	(1,490)	(31,342)
Interest expense	(11)	(5,832)	(737)	(15,197)
Depreciation and amortization	(84)	(4,445)	(979)	(12,013)
Other provisions and losses, net	—	26,896	—	26,896
Impairment losses on operating properties	(270)	—	(270)	—
Gains on dispositions of interests in operating properties, net	8,278	69,760	44,714	69,802
Income tax benefit (provision), primarily deferred	(55)	(131)	85	(153)
Discontinued operations	$8,163	$98,558	$44,927	$103,213

(4)           UNCONSOLIDATED REAL ESTATE VENTURES

We own interests in unconsolidated real estate ventures that own and/or develop properties, including master-planned communities.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements.  We may also contribute interests in properties we own to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  We account for the majority of these ventures using the equity method because the ventures do not meet the definition of a variable interest entity and we have joint interest and control of these properties with our venture partners.  For those ventures where we own less than a 5% interest and have virtually no influence on the venture’s operating and financial policies, we account for our investments using the cost method.

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

In December 2003, we acquired a 50% interest in the retail and certain office components of Mizner Park, a mixed-use project in Boca Raton, Florida. In January 2004, we acquired a 50% interest in additional office components of Mizner Park.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

In April 2004, we sold most of our interest in Westin New York, a hotel in New York City, for net proceeds of $15.8 million and recognized a gain of approximately $1.4 million (net of deferred income taxes of $0.8 million).

(5)           DEBT

Debt is summarized as follows (in thousands):

	June 30, 2004		December 31, 2003
	Total	Due in one year	Total	Due in one year

Mortgages and bonds	$2,725,227	$603,960	$3,025,802	$484,588
Medium-term notes	45,500	43,500	45,500	—
Credit facility borrowings	182,000	—	271,000	—
3.625% Notes due March 2009	378,999	—	—	—
8% Notes due April 2009	200,000	—	200,000	—
7.2% Notes due September 2012	399,579	—	399,553	—
5.375% Notes due November 2013	453,864	—	350,000	—
Other loans	179,747	64,762	152,637	32,147
Total	$4,564,916	$712,222	$4,444,492	$516,735

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

At June 30, 2004 and December 31, 2003, approximately $82 million and $83 million, respectively, of our debt provided for payments of additional interest based on operating results of the related properties in excess of stated levels.  The participating debt primarily relates to a retail center where the lender receives a fixed interest rate of 7.625% and a 5% participation in cash flows.  The lender also will receive a payment at maturity (November 2004) equal to the greater of 5% of the value of the property in excess of the debt balance or the amount required to provide an internal rate of return of 8.375% over the term of the loan.  The internal rate of return of the lender is limited to 12.5%.  We recognize interest expense on this debt at a rate required to provide the lender the required minimum internal rate of return (8.375%) and monitor the accrued liability and the fair value of the projected payment due on maturity.  Based on our analysis, we believe that the payment at maturity will be the balance needed to provide the specified minimum internal rate of return.

At June 30, 2004, we had interest rate swap agreements and forward-starting swap agreements in place that effectively fix the LIBOR rate on a portion of our variable-rate debt through December 2006.  Information related to the in-place swap agreements as of June 30, 2004 is as follows (dollars in millions):

Total notional amount	$564.4
Average fixed effective rate (pay rate)	2.1%
Average variable interest rate of related debt (receive rate)	1.3%
Fair values of assets	$1.9
Fair values of liabilities	$2.1

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

As discussed above, we issued $400 million of 3.625% Notes in March 2004. We simultaneously entered into agreements to effectively convert this fixed-rate debt to variable-rate debt for the term of these notes. Under these agreements, we receive a fixed rate of 3.625% and pay a variable rate based on the six-month LIBOR rate, set in arrears, plus an average spread of 19.375 basis points. The expected pay rate was 2.47% at June 30, 2004. The fair value of these agreements was a liability of $19.8 million at June 30, 2004.

(6)                     PENSION PLANS

We have a qualified defined benefit pension plan (“funded plan”) covering substantially all employees, and separate nonqualified unfunded defined benefit pension plans primarily covering participants in the funded plan whose defined benefits exceed the plan’s limits (“supplemental plan”).  In February 2003, our Board of Directors approved modifications to our funded plan and supplemental plan so that covered employees would not earn additional benefits for future services.  The curtailment of the funded and supplemental plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million for the six months ended June 30, 2003.  We also incurred settlement losses of $2.9 million and $7.4 million for the six months ended June 30, 2004 and 2003, respectively, related to lump-sum distributions made primarily to employees retiring as a result of organizational changes and early retirement programs offered in 2003 and 2002 and a change in the senior management organizational structure in March 2003.  The lump-sum distributions were paid to participants primarily from assets of our funded plan, or with respect to the supplemental plan, from contributions made by us.

In February 2004, we adopted a proposal to terminate our funded and supplemental plans.  When we complete the terminations, we will be required to settle the obligations of the funded plan by paying accumulated benefits to eligible participants.  Depending on the market value of the assets of the funded plan and the relevant interest rates at the time of settlement, we may be required to make additional contributions to that plan, which could be significant if we do not terminate the plan in 2004.  At June 30, 2004, the funded plan had sufficient assets to settle its obligations without additional contributions by us.  At the time of settlement of the obligations of the funded plan, we will recognize any unrecognized losses associated with that plan.  At June 30, 2004, these unrecognized losses were approximately $26.5 million.  The unrecognized losses may change depending on interest rates and other factors if we do not terminate the plan in 2004.  We expect that a portion of these losses will be recognized prior to the final distribution of plan assets as plan participants retire or otherwise terminate employment in the normal course of business.  The review period for the Pension Benefit Guaranty Corporation has expired. We expect to settle all of the plan’s remaining obligations in the fourth quarter of 2004. In connection with the adoption of the proposal to terminate the plans, we transferred the assets of the funded plan to cash and cash equivalents to mitigate market risk during the period prior to distributions to participants.

Concurrent with the distribution of funded plan assets, we will terminate the supplemental plan by merger into our nonqualified supplemental defined contribution plan and expect to establish and fund an irrevocable trust for benefits earned under that plan and recognize settlement losses equal to any unrecognized loss at that date.  At June 30, 2004, these unrecognized losses were approximately $5.8 million and may change depending on interest rates and other factors if we do not terminate the pension plan in 2004.  The supplemental plan obligations were $17.7 million at June 30, 2004.

We have a qualified defined contribution plan and a nonqualified supplemental defined contribution plan available to substantially all employees.  In 2004 and 2003, we matched 100% of participating employees’ pre-tax contributions up to a maximum of 3% of eligible compensation and 50% of participating employees’ pre-tax contributions up to an additional maximum of 2% of eligible compensation.

In an action related to the curtailment of the funded and supplemental plans, we added new components to the defined contribution plans under which we either make or accrue discretionary contributions to the plans for all employees who were previously covered by the defined benefit pension plans.  Expenses related to these plans were $1.4 million and $2.8 million for the three and six months ended June 30, 2004, respectively, and $2.5 million and $3.4 million for the three and six months ended June 30, 2003, respectively.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The normal date for measurement of our pension plan obligations is December 31 of each year, unless more recent measurements of both plan assets and obligations are available, or if a significant event occurs, such as a plan amendment or curtailment, that would ordinarily call for such measurements.  In February 2004, we adopted a plan to terminate our funded and supplemental plans.  Due to the termination of the plans, we measured our benefit obligations as of March 31, 2004, including the impact of the termination.  Information relating to the obligations, assets and funded status of the plans at March 31, 2004 and December 31, 2003 is summarized as follows (dollars in thousands):

	Pension Plans				Postretirement
	Funded		Supplemental and Other		Plan
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Projected benefit obligation at end of period	$64,862	$56,228	$18,441	$17,855	$ N/A	$ N/A
Accumulated benefit obligation at end of period	64,862	56,228	18,441	17,846	17,645	17,555

Benefit obligations at end of period	$64,862	$56,228	$18,441	$17,855	$17,645	$17,555
Fair value of plan assets at end of period	65,304	65,339	—	—	—	—
Funded status	$442	$9,111	$(18,441)	$(17,855)	$(17,645)	$(17,555)

Weighted-average assumptions at period end:
Discount rate	5.12%	6.00%	5.16%	6.00%	6.00%	6.00%
Lump sum rate	5.12	6.00	5.16	6.00	—	—
Expected rate of return on plan assets	5.12	8.00	—	—	—	—
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.50%	6.00%	6.50%	6.00%	6.50%
Lump sum rate	6.00	6.00	6.00	6.00	—	—
Expected rate of return on plan assets	8.00	8.00	8.00	—	—	—
Rate of compensation increase	N/A	4.50	N/A	4.50	N/A	N/A

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

The net pension cost includes the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Service cost	$—	$(1)	$—	$—
Interest cost on projected benefit obligations	1,044	1,179	2,121	2,587
Expected return on funded plan assets	(818)	(1,154)	(2,108)	(2,433)
Prior service cost recognized	6	8	15	388
Net actuarial loss recognized	401	634	779	1,462
Amortization of transition obligation	—	—	—	17
Net pension cost before special events	633	666	807	2,021
Special events:
Settlement losses	2,086	2,951	2,868	7,419
Curtailment loss	—	—	—	10,212
Net pension cost	$2,719	$3,617	$3,675	$19,652

The curtailment loss in 2003 and settlement losses for the three and six months ended June 30, 2004 and 2003 are included in other provisions and losses, net, in the condensed consolidated statements of operations.

The net postretirement benefit cost includes the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Service cost	$121	$99	$241	$198
Interest cost on accumulated benefit obligations	255	259	509	516
Net actuarial loss recognized	35	28	71	56
Amortization of prior service cost	(61)	(61)	(121)	(121)
Net postretirement benefit cost	$350	$325	$700	$649

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

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”). Prior to April 1, 2004, we excluded certain expenses related to organizational changes and early retirement costs from our definition of NOI. Effective April 1, 2004, we revised our definition to include these amounts in our corporate segment. We made these reclassifications because these expenses are neither infrequent nor unusual and are becoming a normal cost of doing business. Prior to July 1, 2003, we included certain income taxes in our definition of NOI. Effective July 1, 2003, we revised our definition to exclude these amounts from NOI, affecting primarily the presentation of our community development activities.  We made this change because we now assess the operating results of our segments on a pre-tax basis and believe this revised measure better reflects the performance of the underlying assets.  Amounts for prior periods have been reclassified to conform to the current definition.

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

•                  we include discontinued operations and minority interests in NOI rather than presenting them separately.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended June 30, 2004
Revenues	$219,109	$59,566	$124,963	$—	$—	$403,638
Operating expenses	84,054	33,430	85,601	2,466	6,114	211,665
NOI	$135,055	$26,136	$39,362	$(2,466)	$(6,114)	$191,973

Three months ended June 30, 2003
Revenues	$206,821	$50,370	$88,452	$—	$—	$345,643
Operating expenses	82,476	19,482	59,157	3,047	10,055	174,217
NOI	$124,345	$30,888	$29,295	$(3,047)	$(10,055)	$171,426

Six months ended June 30, 2004
Revenues	$424,788	$119,943	$256,053	$—	$—	$800,784
Operating expenses	166,189	67,270	175,359	5,092	11,835	425,745
NOI	$258,599	$52,673	$80,694	$(5,092)	$(11,835)	$375,039

Six months ended June 30, 2003
Revenues	$423,178	$100,217	$158,927	$—	$—	$682,322
Operating expenses	169,186	39,449	99,719	7,975	14,353	330,682
NOI	$253,992	$60,768	$59,208	$(7,975)	$(14,353)	$351,640

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

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains on dispositions of interests in operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Total reported above	$403,638	$345,643	$800,784	$682,322
Our share of revenues of proportionate share and other ventures and revenues of The Woodlands community development venture	(83,743)	(37,576)	(156,836)	(72,466)
Revenues of discontinued operations	(599)	(24,884)	(3,604)	(65,220)
Other	—	37	—	87
Total in condensed consolidated financial statements	$319,296	$283,220	$640,344	$544,723
Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$211,665	$174,217	$425,745	$330,682
Our share of operating expenses of proportionate share ventures and operating expenses of The Woodlands community development venture and partner’s share of its NOI	(58,055)	(12,637)	(107,884)	(25,256)
Operating expenses of discontinued operations	(294)	(12,082)	(1,372)	(30,102)
Other	232	7,467	754	13,389
Total in condensed consolidated financial statements	$153,548	$156,965	$317,243	$288,713

Operating results:
NOI	$191,973	$171,426	$375,039	$351,640
Interest expense	(59,963)	(52,931)	(118,247)	(109,678)
NOI of discontinued operations	(305)	(12,802)	(2,232)	(35,118)
Depreciation and amortization	(48,521)	(40,567)	(96,346)	(78,567)
Other provisions and losses, net	(2,086)	(8,631)	(6,180)	(19,757)
Income taxes, primarily deferred	(20,498)	(15,993)	(39,114)	(26,578)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains on operating properties of unconsolidated real estate ventures, net	(20,351)	(18,158)	(40,317)	(32,929)
Other	(1,269)	(4,383)	(3,065)	(11,798)
Earnings before net gains on dispositions of interests in operating properties and discontinued operations in condensed consolidated financial statements	$38,980	$17,961	$69,538	$37,215

Part I.                 Financial Information

Item 1.             Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated financial statements are as follows (in thousands):

	June 30, 2004	December 31, 2003

Retail centers	$5,607,595	$5,069,644
Office and other properties	1,054,129	1,165,599
Community development	833,199	835,525
Commercial development	143,255	114,439
Corporate	241,084	327,294
Total segment assets	7,879,262	7,512,501
Our share of assets of unconsolidated proportionate share ventures	(1,481,827)	(1,464,329)
Investments in and advances to unconsolidated proportionate share ventures	572,123	591,072
Total assets in condensed consolidated financial statements	$6,969,558	$6,639,244

Investments in and advances to unconsolidated real estate ventures, by segment, are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003

Retail centers	$309,754	$345,486
Office and other properties	158,738	158,360
Community development	119,271	144,021
Total	$587,763	$647,867

(8)                                 OTHER PROVISIONS AND LOSSES, NET

Other provisions and losses, net consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Pension plan settlement losses (see note 6)	$2,086	$2,898	$2,868	$7,364
Pension plan curtailment loss (see note 6)	—	—	—	10,212
Net losses on early extinguishment of debt	—	5,733	3,312	5,727
Other, net	—	—	—	(3,546)
Total	$2,086	$8,631	$6,180	$19,757

As discussed in note 6 above, we curtailed our defined benefit pension plans in the first quarter of 2003 and recognized a loss.

During the six months ended June 30, 2004, we recognized net losses of $3.3 million, primarily unamortized issuance costs, related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity and to the redemption of the Parent Company-obligated mandatorily redeemable securities. During the three and six months ended June 30, 2003, we recognized net losses of $5.7 million, primarily prepayment penalties related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity.

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

Item 1.             Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(9)                                 NET GAINS ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

Net gains on dispositions of interests in operating properties included in earnings from continuing operations are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Regional retail centers	$—	$21,561	$—	$21,561
Office and other properties	14,096	—	14,096	—
Other	—	12	(208)	243
Total	$14,096	$21,573	$13,888	$21,804

In 2000, we contributed our ownership interests in 37 buildings in two industrial parks to a joint venture in exchange for cash and a minority interest in the venture. We also guaranteed $44.0 million of indebtedness of the venture and, because of the nature of our continuing involvement in the venture, deferred gains of approximately $14.4 million. In June 2004, we redeemed our interest in the venture and terminated our guarantee of its indebtedness. Accordingly, we recognized the previously deferred gain, net of deferred income taxes of approximately $1.7 million.

In April 2004, we sold most of our interest in Westin New York, a hotel in New York City, for net proceeds of $15.8 million and recognized a gain of $1.4 million (net of deferred income taxes of $0.8 million).

In 2003, in a transaction related to the sale of retail centers in the Philadelphia metropolitan area (see note 3), we acquired Christiana Mall from a party related to the purchaser and assumed a participating mortgage secured by Christiana Mall.  The participating mortgage had a fair value of $160.9 million.  The holder of this mortgage had the right to receive $120 million in cash and participation in cash flows and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  The holder exercised this right in June 2003.  We recorded a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered nonmonetary under EITF Issue 01-2, “Interpretations of APB Opinion No. 29.”  As a consequence, when we subsequently disposed of the 50% interest in the property, we recognized a gain of $21.6 million.

(10)                          PREFERRED STOCK

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

Part I.                 Financial Information

Item 1.             Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(11)                          EARNINGS PER SHARE

Information relating to the calculations of earnings per share (“EPS”) of common stock for the three months ended June 30, 2004 and 2003 is summarized as follows (in thousands):

	2004		2003
	Basic	Diluted	Basic	Diluted

Earnings from continuing operations	$53,076	$53,076	$39,534	$39,534
Dividends on unvested common stock awards and other	(164)	(548)	(165)	(165)
Dividends on Series B Convertible Preferred stock	—	—	(3,038)	(3,038)
Adjusted earnings from continuing operations used in EPS computation	$52,912	$52,528	$36,331	$36,331

Weighted-average shares outstanding	102,436	102,436	87,628	87,628
Dilutive securities:
Options, unvested common stock awards and other	—	1,883	—	2,296
Series B Convertible Preferred stock	—	—	—	—
Adjusted weighted-average shares used in EPS computation	102,436	104,319	87,628	89,924

Information relating to the calculations of earnings per share (“EPS”) of common stock for the six months ended June 30, 2004 and 2003 is summarized as follows (in thousands):

	2004		2003
	Basic	Diluted	Basic	Diluted

Earnings from continuing operations	$83,426	$83,426	$59,019	$59,019
Dividends on unvested common stock awards and other	(335)	(335)	(343)	(343)
Dividends on Series B Convertible Preferred stock	—	—	(6,076)	(6,076)
Adjusted earnings from continuing operations used in EPS computation	$83,091	$83,091	$52,600	$52,600

Weighted-average shares outstanding	100,191	100,191	87,180	87,180
Dilutive securities:
Options, unvested common stock awards and other	—	1,978	—	1,918
Series B Convertible Preferred stock	—	938	—	—
Adjusted weighted-average shares used in EPS computation	100,191	103,107	87,180	89,098

Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

Part I.                 Financial Information

Item 1.             Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(12)                          COMMITMENTS AND CONTINGENCIES

Other commitments and contingencies (that are not reflected in the condensed consolidated balance sheets) at June 30, 2004 and December 31, 2003 are summarized as follows (in millions):

	June 30, 2004	December 31, 2003
Guarantee of debt of unconsolidated real estate ventures:
Village of Merrick Park	$100.0	$100.0
Hughes Airport-Cheyenne Centers	—	28.8
Construction contracts for properties in development:
Consolidated subsidiaries, primarily related to Fashion Show and The Shops at La Cantera	106.1	103.1
Our share of unconsolidated real estate ventures, primarily related to the Village of Merrick Park and the venture developing The Woodlands	14.6	9.5
Contract to purchase an interest in Mizner Park	—	18.0
Construction contracts for land development:
Consolidated subsidiaries, primarily Columbia and Summerlin operations	67.0	83.1
Our share of the unconsolidated venture developing The Woodlands	21.4	—
Our share of long-term ground lease obligations of unconsolidated real estate ventures	120.6	121.1
Bank letters of credit and other	16.1	14.9
	$445.8	$478.5

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

We determined that several of our consolidated partnerships are limited-life entities.  We estimate the fair values of minority interests in these partnerships at June 30, 2004 aggregated approximately $54.4 million.  The aggregate carrying values of the minority interests were approximately $29.4 million at June 30, 2004.

We and certain of our subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.  Some of these litigation matters are covered by insurance.  We are also aware of claims arising from disputes in the ordinary course of business.  We record provisions for litigation matters and other claims when we believe a loss is probable and can be reasonably estimated.  We continuously monitor these claims and adjust recorded liabilities as developments warrant.  We further believe that any losses we may suffer for litigation and other claims in excess of the recorded aggregate liabilities are not material.  Accordingly, in our opinion, adequate provision has been made for losses with respect to litigation matters and other claims, and the ultimate resolution of these matters is not likely to have a material effect on our consolidated financial position or results of operations.  Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

(13)                          SUBSEQUENT EVENTS

In August 2004, we agreed to purchase Oxmoor Center, a regional retail center in Louisville, Kentucky. We expect to assume mortgage debt with a face value of approximately $60 million and to pay $63 million in cash to the seller, using the proceeds of borrowings under our revolving credit facility and/or other borrowings. We expect this transaction, which is subject to lender consent and other customary closing conditions, to close in September 2004.

Part I.                 Financial Information

Item 1.             Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(14)                          NEW FINANCIAL ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support.  In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R or FIN 46 applies in the fourth quarter of 2003 to all special purpose entities (“SPEs”) and to VIEs formed after January 31, 2003 and in the first quarter of 2004 to all other VIEs.  Application of FIN 46 in 2003 and 2004 had no effect on our financial statements as we previously consolidated the SPE that issued our Parent Company-obligated mandatorily redeemable preferred securities and, at June 30, 2004, held no interests in other VIEs formed after January 31, 2003.  Full application of FIN 46R in 2004 did not have a material effect on our results of operations or financial condition.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE ROUSE COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis covers any material changes in our financial condition since December 31, 2003 and any material changes in our results of operations for the three and six months ended June 30, 2004 as compared to the same period in 2003.  This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Annual Report to Shareholders.

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

We elected to be taxed as a REIT pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  In general, a corporation that distributes at least 90% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent of the income which it distributes.  We believe that we met the qualifications for REIT status as of June 30, 2004 and intend to meet the qualifications in the future and to distribute at least 90% of our REIT taxable income (determined after taking into account any net operating loss deductions) to shareholders in 2004 and subsequent years.  In 2001, we elected to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”), which are subject to Federal and state income taxes.  We conduct our community development activities in TRS.

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

Revenues from our community development and land sales business are derived primarily from land sales to developers and homebuilders and participations with homebuilders in their sales of finished homes to homebuyers.  The profitability of our community development business is affected by demand for housing, mortgage interest rates, consumer confidence, and general economic conditions in the Baltimore-Washington, Las Vegas and Houston metropolitan areas.

Our strategies include improving the quality of our retail portfolio through acquisitions and development, expanding and diversifying our community development business and increasing the number of our operating properties unencumbered by mortgage debt.  Actions we have taken or plan to take to implement these strategies include the following:

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

•                  Acquiring strategically located landholdings in and around major metropolitan areas in the United States.  During 2003, we purchased land for community development near Houston, Texas (which we have named “Bridgelands”) and an interest in The Woodlands, a master-planned community also near Houston. In 2004, we acquired our partners’ interests in a joint venture that is developing Fairwood, a master-planned community in Prince George’s County, Maryland, increasing our ownership interest to 100%. We intend to use our experience and resources to develop and sell finished lots or tracts, including infrastructure and amenities within our planned communities, in addition to undeveloped property, to housing developers.  We also intend to continue to sell finished and undeveloped lots to commercial developers and develop commercial properties ourselves.  In addition, we have increased the profitability of our community development business by implementing and increasing participations with builders in their sales of finished homes to homebuyers.

•                  Increasing the number of our operating properties unencumbered by mortgage debt.  By doing so, we expect that we will be able to receive a higher senior unsecured debt credit rating. In June 2004, Standard & Poor’s Ratings Services announced that it was assigning a “positive” outlook to our unsecured debt rating and stated that “as additional high quality malls become unencumbered, the senior unsecured debt rating could be raised to BBB from BBB-.” We cannot make any assurances that such a change will occur. In the near term, we intend to refinance a portion of the Company’s maturing secured debt on an unsecured basis.  We also may use proceeds from dispositions of assets to reduce our overall leverage.  In the first six months of 2004, we used borrowings under our credit facility to repay approximately $442.9 million of debt secured by our operating properties and later repaid those borrowings using proceeds from the issuance of unsecured notes. In 2003, we repaid $215.4 million of debt secured by our operating properties using proceeds from the issuance of unsecured notes.

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

Operating Properties

Our primary business strategies relating to operating properties include (1) owning and operating premier properties – shopping centers and large-scale mixed-use projects in major markets across the United States and (2) owning and operating geographically concentrated office and industrial buildings, principally complementing community development activities.  In order to execute our strategies, with respect to operating properties, we evaluate opportunities to acquire or develop properties and to redevelop, expand and/or renovate properties in our portfolio.  We have made and plan to continue making substantial investments to acquire, develop and expand and/or renovate properties as follows:

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

•                  We are developing a regional retail center in Summerlin, Nevada.

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

•                  In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida.

•                  In December 2003, we sold our investment in Kravco Investments, L.P.

•                  In December 2003 and January, February and May 2004, we disposed of interests in eight office properties and nine parcels subject to ground leases in Hughes Center, a master-planned business park in Las Vegas, Nevada, in connection with our acquisition of a 52.5% economic interest in The Woodlands.

•                  In March 2004, we sold Westdale Mall, a retail center in Cedar Rapids, Iowa.

•                  In April 2004, we sold most of our interest in Westin New York, a hotel in New York City.

Community Development

Our primary business strategy relating to community development is to expand and diversify this line of business and to develop and sell land in our planned communities in a manner that increases the value of the remaining land to be developed and sold and to provide current cash flows.  Our major land development projects include communities in and around Columbia, Maryland, Summerlin, Nevada, and Houston, Texas.  In addition, at December 31, 2003, we were an investor in an unconsolidated real estate venture that is developing Fairwood, a planned community in Prince George’s County, Maryland.  In January 2004, we acquired our partners’ interests in this joint venture, increasing our ownership interest to 100%.  With a view toward using our experience and diversifying and enhancing our community development business, we seek and evaluate opportunities to acquire new and/or existing community development projects.  In May 2003, we purchased approximately 8,060 acres of investment land and land to be held for development and sale in the Houston, Texas metropolitan area on which we intend to develop Bridgelands, a master-planned community.  We have also acquired a total of 947 acres of contiguous land in separate transactions executed in the second half of 2003 and early 2004. We expect to begin significant development activities at Bridgelands in 2004 and to begin selling this land in 2005.  In December 2003, we acquired a 52.5% economic interest in The Woodlands, an existing master-planned community in the Houston, Texas metropolitan area, which includes, among other assets, approximately 5,500 acres of saleable land.

We acquired Summerlin, our master-planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996.  In connection with the acquisition of Hughes, we entered into a Contingent Stock Agreement (“Contingent Stock Agreement”) for the benefit of the former Hughes owners or their successors (“beneficiaries”).  Under terms of the Contingent Stock Agreement, shares of Rouse common stock are issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates to 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates.  We account for the beneficiaries’ share of earnings from the assets as an operating expense. We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination dates as additional investments in the related assets (that is, contingent consideration). At the time of acquisition of Hughes, we reserved 20 million shares of common stock for possible issuance under the Contingent Stock Agreement, of which 9,359,217 common shares remain reserved after giving effect to issuances under the Contingent Stock Agreement through June 30, 2004. The number of shares initially reserved was determined based on estimates made at the time of the acquisition. The actual number of shares issuable will be determined only from events occurring over the term of the Contingent Stock Agreement, including the values of the remaining assets on the termination dates, cash flows prior to the termination dates and the value of our common stock, and could substantially exceed the number of shares reserved.

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

•                  repayments of debt;

•                  redemption of Parent Company-obligated mandatorily redeemable securities;

•                  cost reduction measures;

•                  costs related to organizational changes; and

•                  pension plan curtailment and settlement losses.

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”).  We define NOI as segment revenues less segment operating expenses (including provision for bad debts, losses (gains) on marketable securities classified as trading, net losses (gains) on sales of properties developed for sale and our partner’s share of NOI of the venture developing The Woodlands, but excluding income taxes, ground rent expense, distributions on Parent Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization).  Additionally, discontinued operations, equity in earnings of unconsolidated real estate ventures and minority interests are adjusted to reflect NOI on the same basis.  Prior to April 1, 2004, we excluded certain expenses related to organizational changes and early retirement costs from our definition of NOI. Effective April 1, 2004, we revised our definition to include these amounts in our corporate segment.  We made these reclassifications because these expenses are neither infrequent nor unusual and are becoming a normal cost of doing business.  Prior to July 1, 2003, we included certain income taxes in our definition of NOI. Effective July 1, 2003, we revised our definition to exclude these amounts from NOI, affecting primarily the presentation of our community development activities.  We made this change because we now assess the operating results of our segments on a pre-tax basis and believe this revised measure better reflects the performance of the underlying assets.  Amounts for prior periods have been reclassified and conform to the current definition.

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

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the segments are summarized as follows (in millions):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended June 30, 2004
Revenues	$219.1	$59.5	$125.0	$—	$—	$403.6
Operating expenses	84.0	33.4	85.6	2.5	6.1	211.6
NOI	$135.1	$26.1	$39.4	$(2.5)	$(6.1)	$192.0
Three months ended June 30, 2003
Revenues	$206.9	$50.3	$88.4	$—	$—	$345.6
Operating expenses	82.5	19.4	59.1	3.1	10.1	174.2
NOI	$124.4	$30.9	$29.3	$(3.1)	$(10.1)	$171.4
Six months ended June 30, 2004
Revenues	$424.8	$119.9	$256.1	$—	$—	$800.8
Operating expenses	166.2	67.3	175.4	5.1	11.8	425.8
NOI	$258.6	$52.6	$80.7	$(5.1)	(11.8)	$375.0
Six months ended June 30, 2003
Revenues	$423.2	$100.2	$158.9	$—	$—	$682.3
Operating expenses	169.2	39.4	99.7	8.0	14.4	330.7
NOI	$254.0	$60.8	$59.2	$(8.0)	$(14.4)	$351.6

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

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings before net gains on dispositions of interests in operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Total reported above	$403.6	$345.6	$800.8	$682.3
Our share of revenues of proportionate share and other ventures and revenues of The Woodlands community development venture	(83.7)	(37.6)	(156.9)	(72.5)
Revenues of discontinued operations	(0.6)	(24.9)	(3.6)	(65.2)
Other	—	0.1	—	0.1
Total in condensed consolidated financial statements	$319.3	$283.2	$640.3	$544.7
Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$211.6	$174.2	$425.8	$330.7
Our share of operating expenses of proportionate share ventures and operating expenses of The Woodlands community development venture and partner’s share of its NOI	(58.1)	(12.7)	(107.9)	(25.3)
Operating expenses of discontinued operations	(0.3)	(12.1)	(1.4)	(30.1)
Other	0.3	7.6	0.7	13.4
Total in condensed consolidated financial statements	$153.5	$157.0	$317.2	$288.7
Operating results:
NOI reported above	$192.0	$171.4	$375.0	$351.6
Interest expense	(60.0)	(53.0)	(118.3)	(109.7)
NOI of discontinued operations	(0.3)	(12.8)	(2.3)	(35.1)
Depreciation and amortization	(48.5)	(40.5)	(96.3)	(78.6)
Other provisions and losses, net	(2.1)	(8.6)	(6.2)	(19.8)
Income taxes, primarily deferred	(20.5)	(16.0)	(39.1)	(26.6)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains on operating properties of unconsolidated real estate ventures, net	(20.4)	(18.1)	(40.3)	(32.9)
Other	(1.2)	(4.4)	(3.0)	(11.7)
Earnings before net gains on dispositions of interests in operating properties and discontinued operations in condensed consolidated financial statements	$39.0	$18.0	$69.5	$37.2

The reasons for significant changes in revenues and expenses comprising NOI are discussed below in the Business Segment Information section of this Management’s Discussion and Analysis.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Segment Information

Operating Properties:

We report the results of our operating properties in two segments:  (1) retail centers and (2) office and other properties.  Our tenant leases provide the foundation for the performance of our operating properties.  In addition to minimum rents, the majority of retail and office tenant leases provide for other rents which reimburse us for certain operating expenses.  Substantially all of our retail leases also provide for additional rent (percentage rent) based on tenant sales in excess of stated levels.  As leases expire, space is re-leased, minimum rents are adjusted to market rates, expense reimbursement provisions are updated and new percentage rent levels are established for retail leases. Expense reimbursement provisions in our retail leases have historically required tenants to pay their variable shares of a property’s operating costs. We have begun revising the expense reimbursement provisions so that tenants continue to pay their shares of a property’s real estate tax and utility expenses while paying stated rates for all other operating expenses.  The stated rate increases annually based on negotiated amounts or the consumer price index.  We believe this new approach to tenant reimbursements will simplify lease negotiations, facilitate collections and, over the longer-term, allow us to reduce our lease administration costs.

Some portions of our discussion and analysis focus on “comparable” properties.  Comparable properties exclude those that have been acquired or disposed of, newly developed or undergone significant expansion in either of the two periods being compared and exclude South Street Seaport. South Street Seaport is a retail center in lower Manhattan that we own and operate. We do not consider South Street Seaport as a comparable property because, with its location near the World Trade Center site, it continues to be significantly affected by lower pedestrian and other traffic and other commercial activity in the area.

Retail Centers:

Operating results of retail centers are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$219.1	$206.9	$424.8	$423.2
Operating expenses	84.0	82.5	166.2	169.2
NOI	$135.1	$124.4	$258.6	$254.0

The changes in segment revenues for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003 are summarized as follows (in millions):

	Three months ended June 30, 2004	Six months ended June 30, 2004

Decrease due to dispositions of interests in operating properties	$(15.3)	$(44.6)
Receipt of business interruption insurance claim at South Street Seaport in 2003	—	(1.5)
Increase due to acquisitions of interests in properties	22.7	38.3
Increase due to openings of expansions and new development(1)	3.8	7.9
Other(2)	1.0	1.5
Net increase	$12.2	$1.6

(1)          2003 openings of the second phase of Fashion Show expansion and additional components of the Village of Merrick Park.

(2)          Attributable to higher rents on re-leased space and change in occupancy at comparable retail centers. Our comparable retail centers had average occupancy levels of approximately 92.3% and 92.8% during the six months ended June 30, 2004 and 2003, respectively.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The changes in segment operating expenses for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003 are summarized as follows (in millions):

	Three months ended June 30, 2004	Six months ended June 30, 2004

Decrease due to dispositions of interests in operating properties	$(8.2)	$(22.2)
Increase due to acquisitions of interests in properties	9.6	16.6
Increase due to openings of expansions and new development(1)	1.7	3.6
Other	(1.6)	(1.0)
Net increase (decrease)	$1.5	$(3.0)

(1)          2003 openings of the second phase of Fashion Show expansion and additional components of the Village of Merrick Park.

In summary, the changes in NOI for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003 were attributable primarily to (in millions):

	Three months ended June 30, 2004	Six months ended June 30, 2004

Decrease due to dispositions of interests in operating properties	$(7.1)	$(22.4)
Receipt of business interruption insurance claim at South Street Seaport in 2003	—	(1.5)
Increase due to acquisitions of interests in properties	13.1	21.7
Increase due to openings of expansions and new development	2.1	4.3
Other	2.6	2.5
Net increase	$10.7	$4.6

We believe that the ability to increase rents and maintain high average occupancy levels at our comparable retail centers in spite of difficult economic conditions is indicative of the high demand that retailers have for our space.

We anticipate growth in NOI from retail centers in 2004, as we expect to benefit from the 2003 acquisitions of interests in Christiana Mall, Staten Island Mall and Mizner Park, the 2004 acquisition of Providence Place and the 2003 and 2004 openings of additional space at Fashion Show and additional components of the Village of Merrick Park.  Additionally, we expect to maintain high occupancy levels in our comparable retail properties and to achieve higher rents on re-leased space because of the high quality of our retail centers and the demand that retailers have for space in them.  These increases will be partially offset by the NOI of the properties we disposed of in 2003 and 2004.

Office and Other Properties:

Operating results of office and other properties are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$59.5	$50.3	$119.9	$100.2
Operating expenses	33.4	19.4	67.3	39.4
NOI	$26.1	$30.9	$52.6	$60.8

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The changes in segment revenues for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003 are summarized as follows (in millions):

	Three months ended June 30, 2004	Six months ended June 30, 2004

Increase due to acquisitions of interests in properties(1)	$19.6	$38.1
Decrease due to dispositions of interests in operating properties	(10.2)	(18.0)
Other(2)	(0.2)	(0.4)
Net increase	$9.2	$19.7

(1)          Includes acquisition of interests in office facilities at Mizner Park and the office, hotel and conference facilities owned by the Woodlands Entities.

(2)          Includes effect of lower average occupancy levels at comparable office and other properties. Our comparable office and other properties had average occupancy levels of approximately 84.9% and 87.1% during the six months ended June 30, 2004 and 2003, respectively.

The changes in segment operating expenses for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003 are summarized as follows (in millions):

	Three months ended June 30, 2004	Six months ended June 30, 2004

Increase due to acquisitions of interests in properties(1)	$17.3	$34.0
Decrease due to dispositions of interests in operating properties	(3.7)	(6.5)
Other	0.4	0.4
Net increase	$14.0	$27.9

(1)          Includes acquisition of interests in office facilities at Mizner Park and the office, hotel and conference facilities owned by the Woodlands Entities.

In summary, the changes in NOI for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003 were attributable primarily to (in millions):

	Three months ended June 30, 2004	Six months ended June 30, 2004

Increase due to acquisitions of interests in properties	$2.3	$4.1
Decrease due to dispositions of interests in operating properties	(6.5)	(11.5)
Other	(0.6)	(0.8)
Net decrease	$(4.8)	$(8.2)

Difficult general economic conditions and weakening office demand led to higher vacancy rates in our office portfolio.  We expect NOI from our office and other properties segment to decline in 2004 due to the disposal of properties in 2004 and 2003, as well as what we believe is a continuing national trend of weakened demand for office space.

Community Development:

Community development operations relate to the communities of Summerlin, Nevada; Columbia, Emerson and Stone Lake in Howard County, Maryland; Fairwood in Prince George’s County, Maryland; and The Woodlands in Houston, Texas.  We have also acquired developable land in the Houston, Texas metropolitan area (which we call “Bridgelands”) and expect to begin significant development activities at the Bridgelands in 2004 and to begin selling this land in 2005.  We refer to the Maryland properties as our Columbia-based operations.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, regional economic conditions in the Baltimore-Washington, Las Vegas and Houston metropolitan areas, levels of homebuilder inventory, availability of saleable land for particular uses and our decisions to sell, develop or retain land.  We believe that land sales in 2004 and 2003 benefited from strong housing demand, low interest rates, availability of mortgage financing and growing consumer confidence.  Should interest rates increase significantly or consumer confidence decline, land sales may be adversely affected.  Revenues for community development include land sales to developers and participations with builders in their sales of finished homes to homebuyers.

Operating results of community development are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Nevada-based Operations:
Revenues:
Summerlin	$79.4	$85.2	$124.0	$133.3
Other	0.7	0.2	36.1	0.5
Operating costs and expenses:
Summerlin	49.2	56.8	76.5	89.6
Other	0.4	0.8	29.9	1.0
NOI	$30.5	$27.8	$53.7	$43.2
Columbia-based Operations:
Revenues	$16.1	$3.0	$45.0	$25.1
Operating costs and expenses	8.1	1.5	19.0	9.1
NOI	$8.0	$1.5	$26.0	$16.0
Houston Operations:
Revenues	$28.8	$—	$51.0	$—
Operating costs and expenses	27.9	—	50.0	—
NOI	$0.9	$—	$1.0	$—
Total:
Revenues	$125.0	$88.4	$256.1	$158.9
Operating costs and expenses	85.6	59.1	175.4	99.7
NOI	$39.4	$29.3	$80.7	$59.2

Operating Margins (NOI divided by Revenues):
Summerlin	38.0%	33.3%	38.3%	32.8%
Columbia	49.7	50.0	57.8	63.7

Revenues from Summerlin operations decreased $5.8 million and NOI increased $1.8 million for the three months ended June 30, 2004 compared to the same period in 2003. Revenues from Summerlin operations decreased $9.3 million and NOI increased $3.8 million for the six months ended June 30, 2004 compared to the same period in 2003. The decreases in revenues are attributable primarily to fewer acres sold in 2004, partially offset by higher pricing and participation in homebuilders’ sales of finished homes. The increases in NOI are attributable primarily to higher participation in sales of finished homes and to higher margins on land sold for residential and commercial purposes. The increase in operating margins was due primarily to the effects of higher pricing resulting from high demand and the limited availability of land for similar uses in the area.

Revenues from other Nevada-based operations increased $0.5 million and NOI increased $0.9 million for the three months ended June 30, 2004 compared to the same period in 2003. Revenues from other Nevada-based operations increased $35.6 million and NOI increased $6.7 million for the six months ended June 30, 2004 compared to the same period in 2003. These changes were attributable primarily to the sale of substantially all remaining investment land at Hughes Center in Las Vegas and in California.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues from Columbia-based operations increased $13.1 million and NOI increased $6.5 million for the three months ended June 30, 2004 compared to the same period in 2003. Revenues from Columbia-based operations increased $19.9 million and NOI increased $10.0 million for the six months ended June 30, 2004 compared to the same period in 2003. These increases were attributable to increased residential land sales and higher land prices in our Howard County communities and land sales in Fairwood, in which we acquired our partners’ interests in January 2004. The declines in operating margins were due primarily to the higher levels of sales in Fairwood. Margins in Fairwood are lower than those in other Columbia-based communities, primarily because we recently acquired our partners’ interests in the project.

Revenues and NOI from Houston operations relate to community development activities at The Woodlands, in which we acquired an interest on December 31, 2003. Most of the land sold in The Woodlands was completely developed at the date we acquired our interest in The Woodlands. As we allocated our purchase price to the assets of The Woodlands based on their fair values, we recognized little profit on this land. We expect margins to improve as land values appreciate and as additional land is developed and sold.

We expect the results of community development to remain strong in 2004, assuming continued favorable market conditions in the Las Vegas, Howard County and Prince George’s County regions.  We also expect to continue to benefit from our 2003 acquisition of an interest in The Woodlands and our 2004 acquisition of our partners’ interests in Fairwood.

Commercial Development:

Commercial development expenses were $2.5 million and $5.1 million in the three and six months ended June 30, 2004, respectively, and $3.1 million and $8.0 million in the three and six months ended June 30, 2003, respectively. These costs consist primarily of new business expenses and preconstruction expenses.

New business expenses relate primarily to acquisition activities (evaluation of acquisition opportunities and transaction closings), feasibility studies of development opportunities and disposition activities.  These expenses were $2.4 million and $4.9 million in the three and six months ended June 30, 2004 and $2.8 million and $6.0 million in the three and six months ended June 30, 2003. New business expenses decreased in 2004 primarily as a result of lower levels of acquisition and disposition activities.

Preconstruction expenses relate to retail and office and other property development opportunities which may not go forward to completion.  Preconstruction expenses were $0.1 million and $0.2 million in the three and six months ended June 30, 2004 and $0.2 million and $1.9 million in the three and six months ended June 30, 2003.  The lower level of expenses in 2004 was attributable primarily to lower costs for retail project opportunities which may not go forward to completion.

Corporate:

Corporate operating expenses consist of costs associated with Company-wide activities which include shareholder relations, the Board of Directors, financial management, organizational changes, strategic planning and equity in operating results of miscellaneous corporate investments.

Corporate operating expenses were $6.1 million and $11.8 million in the three and six months ended June 30, 2004 and $10.1 million and $14.4 million in the three and six months ended June 30, 2003. The decreases in 2004 were primarily attributable to lower provisions for organizational changes and early retirement costs. The provision for organizational changes and early retirement costs in 2003 related to costs incurred to reduce the size of our workforce and the retirement of a member of executive management in March 2003 and consisted primarily of termination benefits.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Operating Information

Continuing operations

Interest:

Interest expense increased $7.0 million and $8.6 million for the three and six months ended June 30, 2004 compared to the same periods in 2003.  These increases were attributable primarily to interest costs on debt issued and assumed related to acquisitions in 2003 and 2004.

Depreciation and amortization:

Depreciation and amortization expense increased $8.0 million and $17.7 million in the three and six months ended June 30, 2004, compared to the same periods in 2003.  These increases were attributable primarily to property acquisitions in 2004 and 2003 and the opening of the second phase of Fashion Show expansion in 2003.

Other provisions and losses, net:

The other provisions and losses, net are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Pension plan settlement losses	$2.1	$2.9	$2.9	$7.4
Pension plan curtailment loss	—	—	—	10.2
Net losses on early extinguishment of debt	—	5.7	3.3	5.7
Other, net	—	—	—	(3.5)
	$2.1	$8.6	$6.2	$19.8

In February 2003, our Board of Directors approved modifications to certain of our defined benefit pension plans so that covered employees would not earn additional benefits for future services.  The curtailment of the plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million for the six months ended June 30, 2003.  We also incurred settlement losses of $2.1 million and $2.9 million for the three and six months ended June 30, 2004 and $2.9 million and $7.4 million for the three and six months ended June 30, 2003, respectively, related to lump-sum distributions made primarily to employees retiring as a result of organizational changes and early retirement programs offered in 2003 and 2002 and a change in the senior management organizational structure in March 2003.

In February 2004, we adopted a proposal to terminate our funded and supplemental plans.  When we complete the terminations, we will be required to settle the obligations of the funded plan by paying accumulated benefits to eligible participants.  Depending on the market value of the assets of the funded plan and the relevant interest rates at the time of settlement, we may be required to make additional contributions to that plan, which could be significant if we do not terminate the plan in 2004.  At June 30, 2004, the funded plan had sufficient assets to settle its obligations without additional contributions by us.  At the time of settlement of the obligations of the funded plan, we will recognize any unrecognized losses associated with that plan.  At June 30, 2004, these unrecognized losses were approximately $26.5 million.  The unrecognized losses may change depending on interest rates and other factors if we do not terminate the plan in 2004.  We expect that a portion of these losses will be recognized prior to the final distribution of plan assets as plan participants retire or otherwise terminate employment in the normal course of business.  The review period for the Pension Benefit Guaranty Corporation has expired. We expect to settle all of the plan’s remaining obligations in the fourth quarter of 2004.  In connection with the adoption of the proposal to terminate the plans, we transferred the assets of the funded plan to cash and cash equivalents to mitigate market risk during the period prior to distributions to participants.

Concurrent with the distribution of funded plan assets, we will terminate the supplemental plan by merger into our nonqualified supplemental defined contribution plan and expect to establish and fund an irrevocable trust for benefits earned under that plan and recognize settlement losses equal to any unrecognized loss at that date.  At June 30, 2004, these unrecognized losses were approximately $5.8 million and may change depending on interest rates and other factors if we do not terminate the pension plan in 2004.  The supplemental plan obligations were $17.7 million at June 30, 2004.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the six months ended June 30, 2004, we recognized net losses of $3.3 million, primarily unamortized issuance costs, related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity and to the redemption of the Parent Company-obligated mandatorily redeemable securities. During the three and six months ended June 30, 2003, we recognized net losses of $5.7 million, primarily prepayment penalties related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity.

The other amount for the six months ended June 30, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.

Net gains on dispositions of interests in operating properties:

Net gains on dispositions of interests in operating properties included in earnings from continuing operations are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Regional retail centers	$—	$21.6	$—	$21.6
Office and other properties	14.1	—	14.1	—
Other	—	—	(0.2)	0.2
Total	$14.1	$21.6	$13.9	$21.8

In 2000, we contributed our ownership interests in 37 buildings in two industrial parks to a joint venture in exchange for cash and a minority interest in the venture. We also guaranteed $44.0 million of indebtedness of the venture and, because of the nature of our continuing involvement in the venture, deferred gains of approximately $14.4 million. In June 2004, we redeemed our interest in the venture and terminated our guarantee of its indebtedness. Accordingly, we recognized the previously deferred gain, net of deferred income taxes of approximately $1.7 million.

In April 2004, we sold most of our interest in Westin New York, a hotel in New York City, for net proceeds of $15.8 million and recognized a gain of $1.4 million (net of deferred income taxes of $0.8 million).

In 2003, in a transaction related to the sale of retail centers in the Philadelphia metropolitan area (see note 2), we acquired Christiana Mall from a party related to the purchaser and assumed a participating mortgage secured by Christiana Mall.  The participating mortgage had a fair value of $160.9 million.  The holder of this mortgage had the right to receive $120 million in cash and participation in cash flows and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  The holder exercised this right in June 2003.  We recorded a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered nonmonetary under EITF Issue 01-2, “Interpretations of APB Opinion No. 29.”  As a consequence, when we subsequently disposed of the 50% interest in the property, we recognized a gain of $21.6 million.

Income taxes:

We and certain wholly owned subsidiaries have made a joint election to treat the subsidiaries as taxable REIT subsidiaries (“TRS”) for Federal and certain state income tax purposes, which election allows us to engage in certain non-qualifying REIT activities.  With respect to the TRS, we are liable for income taxes at the Federal and state levels.  Our current and deferred income tax provisions relate primarily to the earnings of the TRS.  The income tax provisions from continuing operations (excluding taxes related to gains on sales of operating properties) were $20.5 million and $39.1 million in the three and six months ended June 30, 2004 and $16.0 million and $26.6 million in the three and six months ended June 30, 2003, respectively, and related primarily to the earnings of TRS.

As discussed above, we conduct our community development activities in TRS.  Income tax expense will increase in future years as we continue our community development activities. Participation expense pursuant to the Contingent Stock Agreement is not deductible for Federal income tax purposes.  Accordingly, we also expect our income tax expense to increase as a percentage of community development NOI.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity in earnings of unconsolidated real estate ventures:

Equity in earnings of unconsolidated real estate ventures is summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net operating income	$25.6	$24.9	$49.0	$47.2
Ground rent expense	(0.5)	(0.4)	(1.0)	(0.8)
Interest expense	(9.8)	(8.9)	(19.6)	(16.1)
Depreciation and amortization	(10.0)	(8.8)	(19.8)	(16.0)
Equity in earnings of unconsolidated real estate ventures	$5.3	$6.8	$8.6	$14.3

For segment reporting purposes, our share of the NOI of unconsolidated real estate ventures is included in the operating results of retail centers, office and other properties, community development and commercial development as discussed above in this Management’s Discussion and Analysis.  The increase in NOI, interest expense and depreciation and amortization was attributable primarily to acquisitions in 2003 and 2004. Beginning in the second quarter of 2003, we owned a 50% interest in Christiana Mall. In December 2003 and January 2004, we acquired 50% interests in the retail and certain office components of Mizner Park. The increases were offset by the December 2003 disposition of our investment in Kravco Investments, L.P. and the April 2004 disposition of most of our interest in Westin New York. Also, in August 2003, we acquired the remaining interest in Staten Island Mall, in which we previously had a noncontrolling interest and accounted for as an unconsolidated real estate venture.

Discontinued operations

The operating results of discontinued operations are summarized as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$0.6	$24.9	$3.6	$65.2
Operating expenses, exclusive of depreciation and amortization	(0.3)	(12.6)	(1.5)	(31.4)
Interest expense	—	(5.8)	(0.7)	(15.1)
Depreciation and amortization	(0.1)	(4.4)	(1.0)	(12.0)
Other provisions and losses, net	—	26.9	—	26.9
Impairment losses on operating properties	(0.3)	—	(0.3)	—
Gains on dispositions of interests in operating properties, net	8.3	69.8	44.7	69.8
Income tax benefit (provision), primarily deferred	—	(0.2)	0.1	(0.2)
Discontinued operations	$8.2	$98.6	$44.9	$103.2

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

In May 2004, we agreed to sell our interests in two office buildings in Hunt Valley, Maryland. These sales are expected to settle by the end of 2004. We recorded aggregate impairment losses of $1.4 million in the fourth quarter of 2003 and $0.3 million in the second quarter of 2004 related to these properties. These properties are classified as held for sale at June 30, 2004.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In May 2004, we sold our interest in one office building in Hughes Center, a master-planned business park in Las Vegas, Nevada, as part of the 2003 agreements under which we acquired interests in entities developing The Woodlands, a master-planned community in the Houston, Texas metropolitan area, for cash of $7.0 million and the assumption by the buyer of $3.5 million of mortgage debt. We recorded a gain on this sale of $5.5 million. In January and February 2004, we sold interests in five office buildings and seven parcels subject to ground leases in Hughes Center as part of the same 2003 agreements, for cash of $64.3 million and the assumption by the buyer of $107.3 million of mortgage debt. We recorded aggregate gains on these sales in the first quarter of 2004 of approximately $35.3 million (net of deferred income taxes of $2.7 million). In December 2003, in related transactions, we sold interests in two office buildings and two parcels subject to ground leases in Hughes Center.

We also recorded, in the three months ended June 30, 2004, net gains of $2.8 million (net of deferred income taxes of $0.4 million) related to the resolutions of certain contingencies related to disposals of properties in 2002, 2003 and 2004.

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

In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida.

In May and June 2003, we sold eight office and industrial buildings in the Baltimore-Washington corridor for net proceeds of $46.6 million and recorded aggregate gains of $4.4 million.

In April and May 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.  In connection with these transactions, we received net cash proceeds of $218.4 million, the purchaser assumed $276.6 million of property debt, and we assumed a participating mortgage secured by Christiana Mall.  We recognized aggregate gains of $65.4 million relating to the monetary portions of these transactions. We recorded an impairment loss of $38.8 million in the fourth quarter of 2002 related to one of the retail centers sold.

We also recorded a net gain of $26.9 million related to the extinguishment of debt secured by two of the properties sold in the Philadelphia metropolitan area when the lender released the mortgages for a cash payment by us of less than the aggregate carrying amount of the debt.

Net earnings:

Net earnings were $61.2 million and $128.4 million for the three and six months ended June 30, 2004 and $138.1 million and $162.2 million for the three and six months ended June 30, 2003. The changes in net earnings for the three and six months ended June 30, 2004 as compared to the same periods in 2003 were attributable to the factors discussed above, primarily the change in gains on dispositions of interests in operating properties included in discontinued operations.

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

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net earnings is reconciled to FFO as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net earnings	$61.2	$138.1	$128.4	$162.2
Depreciation and amortization	58.6	53.8	117.0	106.6
Net gains on dispositions of interests in operating properties	(22.3)	(91.3)	(58.6)	(91.6)
Funds From Operations	$97.5	$100.6	$186.8	$177.2

Depreciation and amortization and net gains on dispositions of interests in operating properties include our share of the depreciation and amortization and net gains on dispositions of interests in operating properties of unconsolidated real estate ventures and of those properties classified as discontinued operations.

The increase in FFO for the three and six months ended June 30, 2004 compared to the same periods in 2003 was attributable to factors discussed above in this Management’s Discussion and Analysis.

Financial condition, liquidity and capital resources:

Our primary cash requirements are for operating expenses, land development and acquisition expenditures, debt service, development of new properties, expansions and improvements to existing properties and acquisitions.  We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements.  We had cash and cash equivalents and investments in marketable securities totaling $61.4 million and $139.5 million at June 30, 2004 and December 31, 2003, respectively.

We have historically relied primarily on fixed-rate, nonrecourse loans from private institutional lenders to finance most of our operating properties. We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate debt and to provide funds for project development and acquisition costs and other corporate purposes. We have recently issued unsecured corporate debt to repay debt secured by our operating properties as part of our strategy to increase the number of our operating properties unencumbered by mortgage debt.

We have a credit facility with a group of lenders that provides for borrowings of up to $900 million.  The facility is available until July 2006, subject to a one-year renewal option.  The facility bears interest at LIBOR plus a margin.  The margin is determined based on the ratings assigned to our senior unsecured long-term debt securities by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) and may range from 0.6% to 1.25%.  At June 30, 2004 our rating was Baa3 by Moody’s and BBB- by S&P, which resulted in a margin of .90% on our credit facility. In June 2004, S&P announced that it was assigning a “positive” outlook to our unsecured debt rating and stated that "as additional high quality malls become unencumbered, the senior unsecured debt rating could be raised to BBB from BBB-."  The margin on our credit facility will not decline unless both Moody's and S&P raise the ratings assigned to our senior unsecured debt securities.  We cannot provide assurance that Moody's and S&P will raise their ratings.  The revolving credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs.  It may also be used to pay some portion of existing debt, including secured debt.  Availability under the facility was $718 million at June 30, 2004.

We are continually evaluating sources of capital and believe that there are satisfactory sources available for all requirements.  Selective dispositions of properties and interests in properties may provide capital resources in 2004 and may also provide them in subsequent years.

We had a shelf registration statement for the sale of up to an aggregate of approximately $2.25 billion (based on the public offering price) of common stock, preferred stock and debt securities. In February 2004, we issued $223 million of common stock under the shelf registration statement. With the issuance of the $500 million of notes in March 2004, the availability under our shelf registration was exhausted. We plan to file a new shelf registration in 2004 covering the possible future offering and sale of equity and debt securities.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our debt at June 30, 2004 is summarized as follows (in millions):

	June 30, 2004
	Total	Due in one year

Mortgages and bonds	$2,725.3	$603.9
Medium-term loans	45.5	43.5
Credit facility borrowings	182.0	—
3.625% Notes due March 2009	378.9	—
8% Notes due April 2009	200.0	—
7.2% Notes due September 2012	399.6	—
5.375% Notes due November 2013	453.9	—
Other loans	179.7	64.8
Total	$4,564.9	$712.2

As of June 30, 2004, our debt due in one year includes balloon payments of $629.1 million that are expected to be paid at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages), credit facility borrowings, proceeds from the issuance of public debt and other available corporate funds.  We may obtain extensions of maturities on certain loans.  We may use distributions of financing proceeds from unconsolidated real estate ventures to provide liquidity.  We may also sell interests in operating properties or contribute operating properties or development projects to joint ventures in exchange for cash distributions from and ownership interests in the joint ventures.

We expect to spend more than $135 million for new developments, expansions and improvements to existing consolidated properties in the remainder of 2004.  A substantial portion of these expenditures relates to new retail properties and retail center redevelopment/expansions, and it is expected that most of these costs will be financed by debt, including borrowings under existing property-specific construction loans and/or our credit facility.  In addition, we are an investor in several unconsolidated joint ventures that are developing certain projects, with the other venturers funding a portion of development costs.  We expect to invest approximately $15 million in these joint ventures in the remainder of 2004.

We also expect to establish an irrevocable trust for the participants in our nonqualified defined benefit supplemental pension plan and our nonqualified supplemental defined contribution plan. We expect to fund this trust concurrent with the settlement of our funded pension plan. We expect to contribute to the trust most of our marketable securities (which we have purchased to closely match the obligations of the nonqualified defined contribution plan) and cash equal to supplemental pension plan obligations ($17.7 million at June 30, 2004) and other deferred compensation obligations ($3.7 million at June 30, 2004).

Net cash provided by operating activities was $205.4 million for the six months ended June 30, 2004 and $216.1 million for the six months ended June 30, 2003.  The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and community development costs.  The level of cash provided by operating distributions from unconsolidated real estate ventures is affected by the timing of receipt of their revenues (including land sales revenues), payment of operating and interest expenses and other sources and uses of cash. The decrease in net cash provided of $10.7 million was attributable primarily to the effects of the properties sold in 2004 and 2003 and higher land development and acquisition expenditures, partially offset by proceeds from land sales and the operating cash flows of the properties acquired in 2004 and 2003.

Net cash used by investing activities was $262.8 million for the six months ended June 30, 2004 and net cash provided by investing activities was $113.3 million for the six months ended June 30, 2003.

Net cash used by investing activities in 2004 was primarily:

•                  Expenditures for acquisitions of interests in properties ($291.4 million, primarily Providence Place and Mizner Park) and

•                  Expenditures for properties in development ($54.2 million, primarily Fashion Show and La Cantera).

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These expenditures were partially offset by:

•                  Proceeds from dispositions of interests in properties ($88.4 million, primarily Hughes Center and Westin New York) and

•                  Distribution of financing proceeds from the unconsolidated venture that owns Mizner Park ($30.0 million).

Net cash provided by investing activities in 2003 was primarily proceeds from the sale of six retail centers in the Philadelphia metropolitan area ($218.3 million, net of the acquisition of Christiana Mall) and eight office and industrial buildings in the Baltimore-Washington corridor ($46.6 million), partially offset by:

•                  Expenditures for properties in development ($98.0 million, primarily Fashion Show) and

•                  Expenditures for improvements to existing properties ($32.8 million) and investments in unconsolidated ventures ($23.8 million, primarily the Village of Merrick Park).

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

Net cash used by financing activities was $23.6 million for the six months ended June 30, 2004 and $318.3 million for the six months ended June 30, 2003.

Net cash provided by financing activities in 2004 was primarily:

•                  Net proceeds from the issuance of 4.6 million shares of common stock ($222 million) in February 2004, which were used primarily to fund our acquisition of Providence Place;

•                  Proceeds from the issuance of the 3.625% Notes and the 5.375% Notes in March 2004 ($503 million), which were used primarily to repay the credit facility borrowings that were used to repay property debt and fund our acquisition of Providence Place; and

•                  Proceeds from the exercise of stock options ($24.6 million).

These proceeds were partially offset by:

•                  Repayments of property debt, primarily debt secured by Fashion Show ($240.3 million), Woodbridge ($121.5 million), Faneuil Hall ($55.0 million) and West Kendall ($22.8 million);

•                  Repayments of Parent Company-obligated mandatorily redeemable preferred securities ($79.8 million);

•                  Purchases of common stock ($31.1 million); and

•                  Payment of dividends on common stock ($96.5 million).

Net cash used by financing activities in 2003 was primarily:

•                  Repayment of property debt, primarily debt secured by Christiana Mall ($120 million) and other property debt ($151.8 million);

•                  Payment of dividends on common stock and preferred stock ($79.8 million);

•                  Net repayments under our credit facility ($121.7 million); and

•                  Purchases of common stock ($20.9 million).

These uses of cash were partially offset by proceeds from the issuance of property debt ($193.6 million, primarily debt secured by Christiana Mall, $120 million) and proceeds from the exercise of stock options ($31.7 million).

Off-balance sheet arrangements and unconsolidated ventures:

We own interests in unconsolidated real estate ventures that own and/or develop properties, including master-planned communities.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements.  We may also contribute our interests in properties to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  These ventures own properties managed by us for a fee and are controlled jointly by our venture partners and us.  At June 30, 2004, these ventures also include the joint venture that is developing the planned community of The Woodlands.  These ventures are accounted for using the equity or cost method, as appropriate.

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2004, we had other commitments and contingencies related to unconsolidated ventures.  These commitments and contingencies are summarized as follows (in millions):

Guarantee of debt:
Village of Merrick Park	$100.0
Construction contracts for properties in development	14.6
Construction contracts for land development	21.4
Long-term ground lease obligations	120.6
$256.6

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

We determined that several of our consolidated partnerships are limited-life entities.  We estimate the fair values of minority interests in these partnerships at June 30, 2004 aggregated approximately $54.4 million.  The aggregate carrying values of the minority interests were approximately $29.4 million at June 30, 2004.

Subsequent events:

In August 2004, we agreed to purchase Oxmoor Center, a regional retail center in Louisville, Kentucky. We expect to assume mortgage debt with a face value of approximately $60 million and to pay $63 million in cash to the seller, using the proceeds of borrowings under our revolving credit facility and/or other borrowings. We expect this transaction, which is subject to lender consent and other customary closing conditions, to close in September 2004.

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

Part I.                 Financial Information

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The aggregate fair values of in-place leases and customer relationship assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  This value is allocated to in-place lease and customer relationship assets (both anchor stores and tenants).  The fair value of in-place leases is based on our estimates of carrying costs during the expected lease-up periods and costs to execute similar leases.  Our estimate of carrying costs includes real estate taxes, insurance and other operating expenses and lost rentals during the expected lease-up periods considering current market conditions.  Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs. The fair value of anchor store agreements is determined based on our experience negotiating similar relationships (not in connection with property acquisitions). The fair value of tenant relationships is based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.  The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from two to ten years.  The value of anchor store agreements is amortized to expense over the estimated term of the anchor store’s occupancy in the property.  Should an anchor store vacate the premises, the unamortized portion of the related intangible is charged to expense.  The value of tenant relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense. The value allocated to the tax stabilization agreement was determined based on the difference between the present value of estimated market real estate taxes and amounts due under the agreement and is amortized to operating expense over the term of the agreement, which is approximately 24 years.

New financial accounting standards:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support.  In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R or FIN 46 applies in the fourth quarter of 2003 to all special purpose entities (“SPEs”) and to VIEs formed after January 31, 2003 and in the first quarter of 2004 to all other VIEs.  Application of FIN 46 in 2003 and 2004 had no effect on our financial statements as we previously consolidated the SPE that issued our Parent Company-obligated mandatorily redeemable preferred securities and, at June 30, 2004, held no interests in other VIEs formed after January 31, 2003.  Full application of FIN 46R in 2004 did not have a material effect on our results of operations or financial condition.

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

Forward-looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated.  The words “will,” “plan,” “believe,” “expect,” “anticipate,” “target,” “intend” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) changes in the economic climate; (2) our dependence on rental income from real property; (3) uncertainty from terrorist attacks and volatility in the financial markets; (4) our lack of geographical diversification; (5) possible environmental liabilities; (6) special local economic and environmental risks in Nevada; (7) real estate development and investment risks; (8) the effect of uninsured loss; (9) the cost and adequacy of insurance; (10) the illiquidity of real estate investments; (11) competition; (12) real estate investment trust risks; (13) changes in tax laws or regulations; and (14) risks associated with the acquisition of assets from Rodamco North America N.V.  Further, domestic or international incidents could affect general economic conditions and our business.  For a more detailed discussion of these and other factors, see attached Exhibit 99.1.

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

Our interest rate risk is monitored closely by management.  The table below presents the annual maturities, weighted-average interest rates on outstanding debt at the end of each year (based on a LIBOR rate of 1.3%) and fair values required to evaluate expected cash flows under debt agreements at June 30, 2004.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in millions):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed-rate debt	$131	$180	$297	$239	$499	$2,280	$3,626	$3,815
Average interest rate	6.6%	6.5%	6.4%	6.3%	6.2%	6.2%	6.2%

Variable-rate LIBOR debt	$6	$460	$206	$260	$2	$5	$939	$939
Average interest rate	2.4%	2.4%	2.4%	3.6%	3.8%	3.8%	2.7%

At June 30, 2004, approximately $145.5 million of our variable-rate LIBOR debt related to borrowings under construction loans that we expect to repay with proceeds of long-term, fixed-rate debt in 2005 and 2006 when we expect to complete construction of the related projects and/or the loans reach maturity.

We had interest rate swap agreements and forward-starting swap agreements in place at June 30, 2004 that effectively fix the LIBOR rate on a portion of our variable-rate debt through 2006. The weighted-average notional amounts of these agreements and their terms are summarized as follows (in millions):

	Remaining 2004	2005	2006

Weighted-average notional amount	$518.7	$102.7	$10.4
Weighted-average fixed effective rate (pay rate)	2.2%	1.9%	4.7%
Weighted-average variable interest rate of related debt (receive rate) based on LIBOR at June 30, 2004	1.3%	1.3%	1.4%

The fair values of the assets and liabilities related to these agreements were $1.9 million and $2.1 million, respectively, at June 30, 2004.

We also had interest rate swap agreements at June 30, 2004 that effectively converted $400 million of debt with a fixed rate of 3.625% to variable-rate debt through March 2009. The agreements have a weighted-average pay rate of six-month LIBOR (set in arrears) plus a spread of 19.375 basis points. The pay rate based on the projected six-month LIBOR rate at June 30, 2004 was 2.47%. The fair values of these instruments are recorded as liabilities of $19.8 million at June 30, 2004.

As the table incorporates only those exposures that exist as of June 30, 2004, it does not consider exposures or positions which could arise after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after June 30, 2004, our hedging strategies during that period and interest rates.

We had investments in fixed income and marketable equity securities of $25.2 million at June 30, 2004.  Our market risk related to these securities is limited to changes in their fair values and such changes are not likely to have a material effect on our consolidated financial position. Most of our investments in marketable securities closely match our liabilities related to certain deferred compensation plans.  As a result, changes in the market values of these investments do not have a significant effect on our earnings. Marketable securities classified as available for sale are not material.

Based on our outstanding variable-rate LIBOR debt and interest rate swaps in effect at June 30, 2004, a hypothetical LIBOR increase of 1% would cause annual interest expense to increase $8.2 million.

Part I.                 Financial Information

Item 4.             Controls and Procedures.

Controls and Procedures:

Evaluation of Disclosure Controls and Procedures: As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During our evaluation, we did not identify any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.             Other Information

Item 1.                 Legal Proceedings.

None

Item 2.                 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1-April 30, 2004	13,072	$50.15	—	—

May 1-May 31, 2004	534,326	41.15	—	—

June 1-June 30, 2004	478,469	46.58	—	—

Total	1,025,867	$43.80	—	—

(1)          Shares repurchased in May and June 2004 include 563,200 shares (at average price of $45.16) repurchased in open market transactions and to be used to satisfy obligations under the Contingent Stock Agreement for the benefit of the former Hughes owners or their successors. Remaining shares repurchased in April, May and June 2004 were surrendered by grantees in connection with their exercise of stock options.

(2)          In 1999, our Board of Directors authorized the repurchase of common shares for up to $250 million, subject to certain pricing restrictions. No shares were repurchased under this program in the quarterly period ended June 30, 2004.

Item 3.                 Defaults Upon Senior Securities.

None

Item 4.                 Submission of Matters to a Vote of Security Holders.

On May 6, 2004, we held our Annual Meeting of Shareholders at our headquarters in Columbia, Maryland.

At the meeting, we announced the retirement of Mark R. Tercek and Gerard J.M. Vlak from the Board of Directors and our shareholders reelected two individuals to the Board of Directors for three-year terms.

The individuals below were elected to the Board of Directors for three-year terms ending at the 2007 Annual Meeting of Stockholders by the vote set forth below:

	Votes For	Votes Withheld

Jeremiah E. Casey	85,915,546	6,097,698

Roger W. Schipke	87,715,940	4,297,304

Part II.             Other Information

The remaining members of the Board of Directors are as follows:

Term Expires

David H. Benson	2005
Platt W. Davis, III	2005
Anthony W. Deering	2006
Rohit M. Desai	2006
Bruce W. Duncan	2005
Juanita T. James	2005
Bert N. Mitchell	2006
John G. Schreiber	2006

At the meeting, our shareholders also approved an Amendment to the Charter of The Rouse Company increasing the total number of authorized shares of Common Stock by the votes set forth below:

Votes For	Votes Against

79,811,769	12,129,427

Item 5.                 Other Information.

None

Item 6.                 Exhibits and Reports on Form 8-K.

(a)                Exhibits

Exhibit 3.1–Articles Supplementary to the Charter of The Rouse Company, effective May 6, 2004

Exhibit 3.2–Articles of Amendment to the Charter of The Rouse Company, effective May 6, 2004

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

(b)               Reports on Form 8-K

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on May 6, 2004.  The Form provided our press release regarding earnings for the first quarter of 2004 and certain supplemental information not included in the press release.

Current Report on Form 8-K was furnished to the Securities and Exchange Commission on May 21, 2004.  The Form provided information presented to analysts and investors on May 24, 2004 regarding cash flows, other provisions and losses and land sales of the registrant.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

on behalf of THE ROUSE COMPANY and as

Principal Financial Officer:

Date:	August 6, 2004	By	/s/ Thomas J. DeRosa
Thomas J. DeRosa
Vice Chairman and Chief Financial Officer

Principal Accounting Officer:

Date:	August 6, 2004	By	/s/ Melanie M. Lundquist
Melanie M. Lundquist
Senior Vice President and Corporate Controller

Exhibit Index

Exhibit No.

3.1	Articles Supplementary to the Charter of The Rouse Company, effective May 6, 2004

3.2	Articles of Amendment to the Charter of The Rouse Company, effective May 6, 2004

31.1	Certification Pursuant to Rule 13a–14(a) by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a–14(a) by Thomas J. DeRosa, Vice Chairman and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350–Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350–Chief Financial Officer

99.1	Factors Affecting Future Operating Results