Form 10-Q
period 2004-09-30
ROUSE COMPANY
filed 2004-11-12
CIK 85388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒                           No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒                           No  ☐

Indicate the number of shares outstanding of the issuer’s common stock as of November 1, 2004:

Common Stock, $0.01 par value	103,707,035
Title of Class	Number of Shares

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited; in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Rents from tenants	$216,372	$189,405	$623,276	$548,279
Land sales	53,706	62,570	258,894	220,009
Other	13,340	11,392	41,592	39,802
Total revenues	283,418	263,367	923,762	808,090
Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Operating properties	(93,940)	(81,724)	(266,252)	(235,400)
Land sales operations	(30,009)	(29,505)	(155,443)	(129,185)
Other	(17,816)	(13,238)	(37,313)	(48,595)
Total operating expenses, exclusive of provision for bad debts, depreciation and amortization	(141,765)	(124,467)	(459,008)	(413,180)
Interest expense	(60,379)	(54,195)	(178,626)	(163,873)
Provision for bad debts	(2,408)	(2,997)	(7,058)	(5,682)
Depreciation and amortization	(47,175)	(43,288)	(143,521)	(121,855)
Other income, net	325	2,209	2,664	6,398
Other provisions and losses, net	(45,268)	(2,887)	(51,448)	(22,644)
Earnings (loss) before income taxes, equity in earnings of unconsolidated real estate ventures, net gains on dispositions of interests in operating properties and discontinued operations	(13,252)	37,742	86,765	87,254
Income taxes, primarily deferred	(18,205)	(1,627)	(57,319)	(28,205)
Equity in earnings of unconsolidated real estate ventures	6,499	5,862	15,134	20,143
Earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations	(24,958)	41,977	44,580	79,192
Net gains on dispositions of interests in operating properties	166	272	14,054	22,076
Earnings (loss) from continuing operations	(24,792)	42,249	58,634	101,268
Discontinued operations	602	(1,757)	45,529	101,456
Net earnings (loss)	(24,190)	40,492	104,163	202,724
Other items of comprehensive income (loss):
Minimum pension liability adjustment	418	—	(1,219)	390
Unrealized net gains on derivatives designated as cash flow hedges	678	3,281	2,781	82
Unrealized net gains on available-for-sale securities	144	—	570	—
Comprehensive income (loss)	$(22,950)	$43,773	$106,295	$203,196
Net earnings (loss) applicable to common shareholders	$(24,190)	$37,454	$104,163	$193,610
Earnings (loss) per share of common stock
Basic:
Continuing operations	$(.24)	$.44	$.57	$1.05
Discontinued operations	.01	(.02)	.45	1.15
Total	$(.23)	$.42	$1.02	$2.20
Diluted:
Continuing operations	$(.24)	$.43	$.56	$1.02
Discontinued operations	.01	(.02)	.44	1.13
Total	$(.23)	$.41	$1.00	$2.15
Dividends per share:
Common stock	$.47	$.42	$1.41	$1.26
Preferred stock	$—	$.75	$—	$2.25

The accompanying notes are an integral part of these statements.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Property and property-related deferred costs:
Operating properties:
Property	$5,863,991	$5,351,748
Less accumulated depreciation	1,012,762	897,277
	4,851,229	4,454,471
Deferred costs	254,932	238,122
Less accumulated amortization	109,381	94,424
	145,551	143,698
Net operating properties	4,996,780	4,598,169

Properties in development	255,362	167,073
Properties held for sale	8,063	138,823
Investment land and land held for development and sale	480,337	414,666
Total property and property-related deferred costs	5,740,542	5,318,731

Investments in unconsolidated real estate ventures	572,814	628,305
Advances to unconsolidated real estate ventures	3,865	19,562
Prepaid expenses, receivables under finance leases and other assets	572,523	479,409
Accounts and notes receivable	76,407	53,694
Investments in marketable securities	49,946	22,313
Cash and cash equivalents	33,107	117,230
Total assets	$7,049,204	$6,639,244

Liabilities:
Debt:
Property debt not carrying a Parent Company guarantee of repayment	$2,588,514	$2,768,288
Debt secured by properties held for sale	—	110,935
Parent Company debt and debt carrying a Parent Company guarantee of repayment:
Property debt	180,192	179,150
Other debt	1,867,366	1,386,119
	2,047,558	1,565,269
Total debt	4,636,072	4,444,492

Accounts payable and accrued expenses	208,404	179,530
Other liabilities	641,387	611,042

Parent Company-obligated mandatorily redeemable preferred securities of a trustholding solely Parent Company subordinated debt securities	—	79,216

Shareholders’ equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	—	41
Common stock of 1¢ par value per share; authorized 500,000,000 shares in 2004and 250,000,000 shares in 2003; issued 103,687,717 shares in 2004 and 91,759,723 shares in 2003	1,037	918
Additional paid-in capital	1,624,088	1,346,890
Accumulated deficit	(52,022)	(10,991)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(5,847)	(4,628)
Unrealized net losses on derivatives designated as cash flow hedges	(4,485)	(7,266)
Unrealized net gains on available-for-sale securities	570	—
Total shareholders’ equity	1,563,341	1,324,964
Total liabilities and shareholders’ equity	$7,049,204	$6,639,244

The accompanying notes are an integral part of these statements.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(Unaudited, in thousands)

	2004	2003

Cash flows from operating activities:
Rents from tenants and other revenues received	$654,630	$652,232
Proceeds from land sales and notes receivable from land sales	225,946	228,276
Interest received	5,517	5,692
Operating expenditures	(376,642)	(329,364)
Land development and acquisition expenditures	(130,424)	(106,467)
Interest paid	(164,664)	(177,702)
Income taxes paid	(22,374)	(9,144)
Operating distributions from unconsolidated real estate ventures	37,238	41,206
Net cash provided by operating activities	238,227	304,729

Cash flows from investing activities:
Expenditures for properties in development	(79,748)	(128,566)
Expenditures for improvements to existing properties	(54,137)	(54,106)
Expenditures for acquisitions of interests in properties and other assets	(292,904)	(173,896)
Proceeds from dispositions of interests in properties	87,823	272,061
Other distributions from unconsolidated real estate ventures	30,737	—
Expenditures for investments in unconsolidated real estate ventures	(3,781)	(42,739)
Other	(832)	19,291
Net cash used by investing activities	(312,842)	(107,955)

Cash flows from financing activities:
Proceeds from issuance of property debt	12,946	215,631
Repayments of property debt:
Scheduled principal payments	(55,276)	(55,426)
Other payments	(446,652)	(426,724)
Proceeds from issuance of other debt	502,736	269,655
Repayments of other debt	(11,500)	(3,690)
Repayments of Parent Company-obligated mandatorily redeemable preferred securities	(79,751)	(32,056)
Purchases of common stock	(31,117)	(71,076)
Proceeds from issuance of common stock	221,917	—
Proceeds from exercise of stock options	30,923	61,925
Dividends paid	(145,195)	(120,416)
Other	(8,539)	(15,455)
Net cash used by financing activities	(9,508)	(177,632)
Net increase (decrease) in cash and cash equivalents	(84,123)	19,142
Cash and cash equivalents at beginning of period	117,230	41,633
Cash and cash equivalents at end of period	$33,107	$60,775

The accompanying notes are an integral part of these statements.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

Nine Months Ended September 30, 2004 and 2003

(Unaudited, in thousands)

	2004	2003
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$104,163	$202,724
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	144,501	136,448
Change in undistributed earnings of unconsolidated real estate ventures	19,259	21,963
Net gains on dispositions of interests in operating properties	(59,235)	(95,786)
Impairment losses on operating properties	432	6,500
Losses (gains) on extinguishment of debt	3,312	(20,454)
Participation expense pursuant to Contingent Stock Agreement	47,776	45,863
Land development and acquisition expenditures in excess of cost of land sales	(39,153)	(25,515)
Provision for bad debts	7,058	6,536
Debt assumed by purchasers of land	(5,618)	(17,514)
Deferred income taxes	44,758	27,168
Increase in accounts and notes receivable	(28,839)	(7,826)
Decrease (increase) in other assets	(22,906)	12,138
Increase in accounts payable, accrued expenses and other liabilities	26,661	8,769
Other, net	(3,942)	3,715

Net cash provided by operating activities	$238,227	$304,729

Schedule of noncash investing and financing activities:
Common stock issued pursuant to Contingent Stock Agreement	$51,817	$66,784
Capital lease obligations incurred	3,704	1,429
Lapses of restrictions on common stock awards and grants of common stock	4,287	6,974
Debt assumed by purchasers of land	5,618	17,514
Debt assumed by purchasers of operating properties	130,787	276,588
Debt and other liabilities assumed or issued in acquisition of assets	340,524	454,198
Debt extinguished in excess of cash paid	—	28,026
Property and other assets contributed to an unconsolidated real estate venture	—	164,306
Debt and other liabilities related to property contributed to an unconsolidated real estate venture	—	163,406

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2004

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates are inherent in the preparation of our financial statements in a number of areas, including the cost ratios and completion percentages used for land sales, evaluation of impairment of long-lived assets (including operating properties and properties held for development or sale), evaluation of collectibility of accounts and notes receivable, allocation of the purchase price of acquired properties and evaluation of loss contingencies. Actual results could differ from these and other estimates.

In April 2004, we reclassified certain costs and expenses (primarily employee termination benefits) related to organizational changes and early retirements from other provisions and losses, net to operating expenses. We made these reclassifications because these expenses are neither infrequent nor unusual and are becoming a normal cost of doing business. The amounts reclassified were $0.9 million and $7.9 million in the three and nine months ended September 30, 2003, respectively, and $1.0 million in the three months ended March 31, 2004.

Certain other amounts for 2003 have been reclassified to conform to our current presentation.

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

Debt security investments with maturities at dates of purchase in excess of three months are classified as marketable securities and carried at amortized cost as it is our intention to hold these investments until maturity. Short-term investments with maturities at dates of purchase of three months or less are classified as cash equivalents. Most investments in marketable equity securities are held in an irrevocable trust for participants in our nonqualified defined benefit pension plan and our nonqualified defined contribution plans, are classified as trading securities and are carried at market value with changes in values recognized in earnings. Other investments in marketable equity securities subject to significant restrictions on sale or transfer are classified as available-for-sale and are carried at market value with unrealized changes in values recognized in other comprehensive income.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Other income, net in the three and nine months ended September 30, 2004 and 2003 is summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Interest income	$565	$529	$1,759	$1,690
Dividends	50	19	102	65
Gains (loss) on trading securities, net	(290)	1,661	803	4,643
	$325	$2,209	$2,664	$6,398

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

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(g)          Stock-based compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to our officers and employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. The following table summarizes the pro forma effects on net earnings (loss) (in thousands) and earnings (loss) per share of common stock of using the fair value-based method, rather than the intrinsic value-based method, to account for stock-based compensation awards made since 1995.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net earnings (loss), as reported	$(24,190)	$40,492	$104,163	$202,724

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects and amounts capitalized	782	391	2,450	3,487

Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax effects and amounts capitalized	(1,570)	(1,530)	(7,083)	(8,511)
Pro forma net earnings (loss)	$(24,978)	$39,353	$99,530	$197,700

Earnings (loss) per share of common stock:
Basic:
As reported	$(.23)	$.42	$1.02	$2.20
Pro forma	$(.24)	$.41	$.97	$2.14

Diluted:
As reported	$(.23)	$.41	$1.00	$2.15
Pro forma	$(.24)	$.40	$.96	$2.10

The per share weighted-average estimated fair values of options granted during 2004 and 2003 were $6.83 and $3.43, respectively. These fair values were estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.7%	3.0%	3.5%	3.2%
Dividend yield	3.9%	4.2%	4.0%	5.4%
Volatility factor	20.0%	20.0%	20.0%	20.0%
Expected life in years	5.7	4.5	6.4	6.4

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(2)                                 MERGER AGREEMENT WITH GENERAL GROWTH PROPERTIES, INC. AND EXTRAORDINARY DIVIDEND

On August 19, 2004, we executed a definitive merger agreement with General Growth Properties, Inc. (“GGP”). Under the terms of the agreement, which has been approved by each company’s Board of Directors, a subsidiary of GGP will be merged with and into Rouse, Rouse will become a subsidiary of GGP and holders of Rouse common stock will receive $67.50 per share (reduced by reason of the extraordinary dividend described below). The merger was approved by our shareholders on November 9, 2004 and is expected to close on November 12, 2004.

On or prior to the closing of  the merger, we will pay an extraordinary dividend of $2.29474 per share, which will result in merger consideration of $65.20526 per share.

(3)                                 TAX MATTERS

We elected to be taxed as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998. Subject to the payment of the extraordinary dividend noted above, we believe that we met, or have the ability to meet, the qualifications for REIT status as of September 30, 2004.

One of the conditions for closing the merger is that we deliver to GGP an opinion of tax counsel acceptable to GGP with respect to our qualification as a REIT. In preparing for the merger, we discovered that we may have non-REIT earnings and profits that we did not distribute to our shareholders. These earnings and profits include non-REIT earnings and profits we would have succeeded to in 2001 if a tax election we made in 2001 with respect to one of our subsidiaries was determined to be invalid.  Such earnings and profits also include earnings and profits which might be attributed to certain intercompany transactions. Based on advice from our outside legal counsel who assist us with REIT tax matters and our internal analysis, we believed that paying additional distributions to our shareholders (which we refer to as extraordinary dividends) and making payments of additional tax, interest and penalties were the most expedient courses of action to take. On November 9, 2004, we entered into an agreement with the Internal Revenue Service (“IRS”) to settle these matters and treat the payment of extraordinary dividends as satisfying our distribution requirements. The amount of the extraordinary dividend to be paid is $238 million ($2.29474 per share). Additionally, we paid approximately $23.1 million of interest and a penalty of approximately $21.4 million to the IRS under the terms of the closing agreement with the IRS. We also expect to pay an additional $8.5 million of income taxes, penalty and interest. We recorded a liability of $52 million in the third quarter of 2004 and will record the interest applicable to the fourth quarter of 2004 in that period.

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

Our net deferred tax assets were $69.4 million and our deferred tax liabilities were $115.2 million at September 30, 2004. Our net deferred tax assets were $91.0 million and our deferred tax liabilities were $86.4 million at December 31, 2003. Deferred income taxes will become payable as temporary differences reverse (primarily due to the completion of land development projects) and TRS net operating loss carryforwards are exhausted.

(4)                                 DISCONTINUED OPERATIONS

In May 2004, we agreed to sell our interests in two office buildings in Hunt Valley, Maryland. We recorded aggregate impairment losses of $1.4 million in the fourth quarter of 2003 and $0.4 million in the nine months ended September

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

30, 2004 related to these properties. These properties are classified as held for sale at September 30, 2004 and were sold in October 2004.

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

We also recorded, in the nine months ended September 30, 2004, net gains of $3.6 million (net of deferred income taxes of $2.9 million) related to the resolutions of certain contingencies related to disposals of properties in 2002, 2003 and 2004.

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

In July and September 2003, we sold three small neighborhood retail properties in Columbia, Maryland for aggregate proceeds of $2.2 million and recognized aggregate gains of $0.9 million.

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

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The operating results of the properties included in discontinued operations are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues	$359	$11,720	$3,963	$76,940
Operating expenses, exclusive of depreciation and amortization	(73)	(5,349)	(1,563)	(36,691)
Interest expense	(1)	(2,912)	(738)	(18,109)
Depreciation and amortization	(1)	(2,580)	(980)	(14,593)
Other provisions and losses, net	—	—	—	26,896
Impairment losses on operating properties	(162)	(6,500)	(432)	(6,500)
Gains on dispositions of interests in operating properties, net	467	3,908	45,181	73,710
Income tax benefit (provision), primarily deferred	13	(44)	98	(197)
Discontinued operations	$602	$(1,757)	$45,529	$101,456

(5)                                 UNCONSOLIDATED REAL ESTATE VENTURES

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

In August 2003, we acquired the remaining interest in Staten Island Mall, a regional retail center in Staten Island, New York, for approximately $148 million cash and assumption of the other venturer’s share of debt (approximately $53 million) encumbering the property. We consolidated this property from the date of acquisition.

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

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(6)                                 DEBT

Debt is summarized as follows (in thousands):

	September 30, 2004		December 31, 2003
	Total	Due in one year	Total	Due in one year

Mortgages and bonds	$2,708,018	$595,041	$3,025,802	$484,588
Medium-term notes	45,500	43,500	45,500	—
Credit facility borrowings	259,500	—	271,000	—
3.625% Notes due March 2009	389,765	—	—	—
8% Notes due April 2009	200,000	—	200,000	—
7.2% Notes due September 2012	399,592	—	399,553	—
5.375% Notes due November 2013	453,761	—	350,000	—
Other loans	179,936	72,312	152,637	32,147
Total	$4,636,072	$710,853	$4,444,492	$516,735

The amounts due in one year represent maturities under existing loan agreements, except where refinancing commitments from outside lenders have been obtained. In these instances, maturities are determined based on the terms of the refinancing commitments.

We expect to repay the debt due in one year with operating cash flows, proceeds from property financings (including refinancings of maturing mortgages) or other available corporate funds.

During the first quarter of 2004, we repaid approximately $443 million of mortgage loans with proceeds from borrowings under our credit facility. In March 2004, we issued $400 million of 3.625% Notes due in March 2009 and $100 million of 5.375% Notes due in November 2013 for net proceeds of approximately $503 million. The proceeds were primarily used to repay credit facility borrowings.

At September 30, 2004 and December 31, 2003, approximately $82 million and $83 million, respectively, of our debt provided for payments of additional interest based on operating results of the related properties in excess of stated levels. The participating debt primarily relates to a retail center where the lender receives a fixed interest rate of 7.625% and a 5% participation in cash flows. The lender also will receive a payment at maturity (November 2004) equal to the greater of 5% of the value of the property in excess of the debt balance or the amount required to provide an internal rate of return of 8.375% over the term of the loan. The internal rate of return of the lender is limited to 12.5%. We recognize interest expense on this debt at a rate required to provide the lender the required minimum internal rate of return (8.375%) and monitor the accrued liability and the fair value of the projected payment due on maturity. Based on our analysis, we believe that the payment at maturity will be the balance needed to provide the specified minimum internal rate of return.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

At September 30, 2004, we had interest rate swap agreements and forward-starting swap agreements in place that effectively fix the LIBOR rate on a portion of our variable-rate debt through December 2006. Information related to the in-place swap agreements as of September 30, 2004 is as follows (dollars in millions):

Total notional amount	$563.1
Average fixed effective rate (pay rate)	2.3%
Average variable interest rate of related debt (receive rate)	1.7%
Fair values of assets	$1.3
Fair values of liabilities	$1.2

As discussed above, we issued $400 million of 3.625% Notes in March 2004. We simultaneously entered into agreements to effectively convert this fixed-rate debt to variable-rate debt for the term of these notes. Under these agreements, we receive a fixed rate of 3.625% and pay a variable rate based on the six-month LIBOR rate, set in arrears, plus an average spread of 19.375 basis points. The expected pay rate was 2.71% at September 30, 2004. The fair value of these agreements was a liability of $9.1 million at September 30, 2004.

In November 2004, we terminated pay-fixed, receive variable interest rate swap agreements with aggregate national amounts of $411.5 million and pay-variable, receive-fixed interest rate swap agreements with aggregate national amounts of $400 million.

(7)                     PENSION, POST RETIREMENT AND DEFERRED COMPENSATION PLANS

We have a qualified defined benefit pension plan (“qualified plan”) covering substantially all employees, and separate nonqualified unfunded defined benefit pension plans primarily covering participants in the qualified plan whose defined benefits exceed the qualified plan’s limits (“supplemental plan”). In February 2003, our Board of Directors approved modifications to our qualified plan and supplemental plan so that covered employees would not earn additional benefits for future services. The curtailment of the qualified and supplemental plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million for the nine months ended September 30, 2003. We also incurred settlement losses of $3.5 million and $9.6 million for the nine months ended September 30, 2004 and 2003, respectively, related to lump-sum distributions made primarily to employees retiring as a result of organizational changes and early retirement programs offered in 2003 and 2002 and a change in the senior management organizational structure in March 2003. The lump-sum distributions were paid to participants primarily from assets of our qualified plan, or with respect to the supplemental plan, from contributions made by us.

In February 2004, we adopted a proposal to terminate our qualified and supplemental plans. When we complete the terminations, we will be required to settle the obligations of the qualified plan by paying accumulated benefits to eligible participants. In connection with the adoption of the proposal to terminate the plans, we transferred the assets of the qualified plan to cash and cash equivalents to mitigate market risk during the period prior to distributions to participants. At September 30, 2004, the qualified plan had sufficient assets to settle its obligations without additional contributions by us.

On August 27, 2004, we received a favorable determination letter from the IRS approving the termination of our qualified plan. On October 4, 2004, we began distributing the plan’s assets to its beneficiaries and recording associated settlement losses. We expect to make final distributions from the qualified plan and to record total settlement losses of approximately $26 million in the fourth quarter of 2004. Concurrent with the first distributions from the qualified plan, we terminated our supplemental plan by merger into our nonqualified supplemental defined contribution plan (as more fully described below) and recognized a settlement loss of approximately $5.4 million.

We have a qualified defined contribution plan and a nonqualified supplemental defined contribution plan available to substantially all employees. In 2004 and 2003, we matched 100% of participating employees’ pre-tax contributions up to a maximum of 3% of eligible compensation and 50% of participating employees’ pre-tax contributions up to an additional maximum of 2% of eligible compensation.

The supplemental plan obligations were $17.3 million at September 30, 2004. On August 23, 2004, we funded an irrevocable trust for the participants in our supplemental plan and our nonqualified supplemental defined contribution plan with cash of approximately $27.2 million and the transfer of marketable securities valued at approximately $25.2 million.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

In an action related to the curtailment of the qualified and supplemental plans, we added new components to the defined contribution plans under which we either make or accrue discretionary contributions to the plans for all employees who were previously covered by the defined benefit pension plans. Expenses related to these plans were $1.4 million and $4.3 million for the three and nine months ended September 30, 2004, respectively, and $1.5 million and $4.9 million for the three and nine months ended September 30, 2003, respectively.

We also have a retiree benefits plan that provides postretirement medical and life insurance benefits to full-time employees who meet minimum age and service requirements. We pay a portion of the cost of participants’ life insurance coverage and make contributions to the cost of participants’ medical coverage based on years of service, subject to a maximum annual contribution.

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The normal date for measurement of our pension plan obligations is December 31 of each year, unless more recent measurements of both plan assets and obligations are available, or if a significant event occurs, such as a plan amendment or curtailment, that would ordinarily call for such measurements. In February 2004, we adopted a plan to terminate our qualified and supplemental plans. Due to the termination of the plans, we measured our benefit obligations as of March 31, 2004, including the impact of the termination. Information relating to the obligations, assets and funded status of the plans at March 31, 2004 and December 31, 2003 is summarized as follows (dollars in thousands):

	Pension Plans				Postretirement
	Qualified		Supplemental and Other		Plan
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Projected benefit obligation at end of period	$64,862	$56,228	$18,441	$17,855	$ N/A	$ N/A
Accumulated benefit obligation at end of period	64,862	56,228	18,441	17,846	17,645	17,555

Benefit obligations at end of period	$64,862	$56,228	$18,441	$17,855	$17,645	$17,555
Fair value of plan assets at end of period	65,304	65,339	—	—	—	—
Funded status	$442	$9,111	$(18,441)	$(17,855)	$(17,645)	$(17,555)

Weighted-average assumptions at period end:
Discount rate	5.12%	6.00%	5.16%	6.00%	6.00%	6.00%
Lump sum rate	5.12	6.00	5.16	6.00	—	—
Expected rate of return on plan assets	5.12	8.00	—	—	—	—
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.50%	6.00%	6.50%	6.00%	6.50%
Lump sum rate	6.00	6.00	6.00	6.00	—	—
Expected rate of return on plan assets	8.00	8.00	8.00	—	—	—
Rate of compensation increase	N/A	4.50	N/A	4.50	N/A	N/A

Part I.      Financial Information

Item 1.    Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The assets of the qualified plan historically consisted primarily of fixed income and marketable equity securities. The primary investment objective for the qualified plan had been to provide for growth of capital with a moderate level of volatility. In connection with the approval to terminate the plans, we transferred the assets of the qualified plan to cash and cash equivalents to mitigate market risk during the period prior to distributions to participants.

The net pension cost includes the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligations	1,035	1,103	3,156	3,690
Expected return on funded plan assets	(799)	(1,158)	(2,907)	(3,591)
Prior service cost recognized	8	8	23	396
Net actuarial loss recognized	387	918	1,167	2,380
Amortization of transition obligation	—	—	—	17
Net pension cost before special events	631	871	1,439	2,892
Special events:
Settlement losses	680	2,179	3,547	9,598
Curtailment loss	—	—	—	10,212
Net pension cost	$1,311	$3,050	$4,986	$22,702

The curtailment loss in 2003 and settlement losses for the three and nine months ended September 30, 2004 and 2003 are included in other provisions and losses, net, in the condensed consolidated statements of operations.

The net postretirement benefit cost includes the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Service cost	$120	$98	$361	$296
Interest cost on accumulated benefit obligations	254	257	763	773
Net actuarial loss recognized	35	29	106	85
Amortization of prior service cost	(60)	(60)	(181)	(181)
Net postretirement benefit cost	$349	$324	$1,049	$973

(8)                                 SEGMENT INFORMATION

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

•      we include discontinued operations and minority interests in NOI rather than presenting them separately.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings (loss).

Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended September 30, 2004
Revenues	$223,797	$58,806	$86,215	$—	$—	$368,818
Operating expenses	90,902	32,950	59,113	3,137	14,527	200,629
NOI	$132,895	$25,856	$27,102	$(3,137)	$(14,527)	$168,189

Three months ended September 30, 2003
Revenues	$198,924	$49,738	$62,833	$—	$—	$311,495
Operating expenses	80,959	20,160	29,473	2,727	5,586	138,905
NOI	$117,965	$29,578	$33,360	$(2,727)	$(5,586)	$172,590

Nine months ended September 30, 2004
Revenues	$648,585	$178,749	$342,268	$—	$—	$1,169,602
Operating expenses	257,091	100,220	234,472	8,229	26,362	626,374
NOI	$391,494	$78,529	$107,796	$(8,229)	$(26,362)	$543,228

Nine months ended September 30, 2003
Revenues	$622,102	$149,955	$221,760	$—	$—	$993,817
Operating expenses	250,145	59,609	129,192	10,702	22,979	472,627
NOI	$371,957	$90,346	$92,568	$(10,702)	$(22,979)	$521,190

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

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Total reported above	$368,818	$311,495	$1,169,602	$993,817
Our share of revenues of proportionate share and other ventures and revenues of The Woodlands community development venture	(85,041)	(36,478)	(241,877)	(108,944)
Revenues of discontinued operations	(359)	(11,720)	(3,963)	(76,940)
Other	—	70	—	157
Total in condensed consolidated financial statements	$283,418	$263,367	$923,762	$808,090

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$200,629	$138,905	$626,374	$472,627
Our share of operating expenses of proportionate share ventures and operating expenses of The Woodlands community development venture and partner’s share of its NOI	(58,018)	(12,717)	(165,902)	(37,973)
Operating expenses of discontinued operations	(73)	(5,030)	(1,445)	(35,132)
Other	(773)	3,309	(19)	13,658
Total in condensed consolidated financial statements	$141,765	$124,467	$459,008	$413,180

Operating results:
NOI	$168,189	$172,590	$543,228	$521,190
Interest expense	(60,379)	(54,195)	(178,626)	(163,873)
NOI of discontinued operations	(286)	(6,690)	(2,518)	(41,808)
Depreciation and amortization	(47,175)	(43,288)	(143,521)	(121,855)
Other provisions and losses, net	(45,268)	(2,887)	(51,448)	(22,644)
Income taxes, primarily deferred	(18,205)	(1,627)	(57,319)	(28,205)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains on operating properties of unconsolidated real estate ventures, net	(20,524)	(17,899)	(60,841)	(50,828)
Other	(1,310)	(4,027)	(4,375)	(12,785)
Earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations in condensed consolidated financial statements	$(24,958)	$41,977	$44,850	$79,192

Part I.        Financial Information

Item 1.      Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated financial statements are as follows (in thousands):

	September 30, 2004	December 31, 2003

Retail centers	$5,600,816	$5,069,644
Office and other properties	1,068,466	1,165,599
Community development	838,792	835,525
Commercial development	189,444	114,439
Corporate	246,786	327,294
Total segment assets	7,944,304	7,512,501
Our share of assets of unconsolidated proportionate share ventures	(1,456,797)	(1,464,329)
Investments in and advances to unconsolidated proportionate share ventures	561,697	591,072
Total assets in condensed consolidated financial statements	$7,049,204	$6,639,244

Investments in and advances to unconsolidated real estate ventures, by segment, are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003

Retail centers	$304,501	$345,486
Office and other properties	174,561	158,360
Community development	97,617	144,021
Total	$576,679	$647,867

(9)           Other Provisions and Losses, Net

Other provisions and losses, net consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Pension plan settlement losses (see note 7)	$680	$2,172	$3,547	$9,536
Pension plan curtailment loss (see note 7)	—	—	—	10,212
Net losses on early extinguishment of debt	—	715	3,313	6,442
Interest on the extraordinary dividend (see note 3)	22,215	—	22,215	—
Interest and penalties for other tax related matters (see note 3)	22,373	—	22,373	—
Other, net	—	—	—	(3,546)
Total	$45,268	$2,887	$51,448	$22,644

As discussed in note 7 above, we curtailed our defined benefit pension plans in the first quarter of 2003 and recognized a loss.

During the nine months ended September 30, 2004, we recognized net losses of $3.3 million, primarily unamortized issuance costs, related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity and to the redemption of the Parent Company-obligated mandatorily redeemable securities. During the three and nine months ended September 30, 2003, we recognized net losses of $0.7 million and $6.4 million, respectively, primarily prepayment penalties related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity.

As discussed in note 3, we agreed to pay interest on the extraordinary dividend and interest and penalties associated with other tax related matters. The other amount for the nine months ended September 30, 2003 consists primarily of a fee of $3.8 million that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.

Part I.        Financial Information

Item 1.      Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(10)         Net Gains on Dispositions of Interests in Operating Properties

Net gains on dispositions of interests in operating properties included in earnings (loss) from continuing operations are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Regional retail centers	$—	$—	$—	$21,561
Office and other properties	—	—	14,096	—
Other	166	272	(42)	515
Total	$166	$272	$14,054	$22,076

In 2000, we contributed our ownership interests in 37 buildings in two industrial parks to a joint venture in exchange for cash and a minority interest in the venture. We also guaranteed $44.0 million of indebtedness of the venture and, because of the nature of our continuing involvement in the venture, deferred gains of approximately $14.4 million. In June 2004, we redeemed our interest in the venture and terminated our guarantee of its indebtedness. Accordingly, we recognized the previously deferred gain of $14.4 million (net of deferred income taxes of approximately $1.7 million).

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

(11)         Preferred Stock

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

Part I.        Financial Information

Item 1.      Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(12)         Earnings (Loss) Per Share

Information relating to the calculations of earnings (loss) per share (“EPS”) of common stock for the three months ended September 30, 2004 and 2003 is summarized as follows (in thousands):

	2004		2003
	Basic	Diluted	Basic	Diluted

Earnings (loss) from continuing operations	$(24,792)	$(24,792)	$42,249	$42,249
Dividends on unvested common stock awards and other	(164)	(164)	(163)	(91)
Dividends on Series B Convertible Preferred stock	—	—	(3,038)	(3,038)
Adjusted earnings (loss) from continuing operations used in EPS computation	$(24,956)	$(24,956)	$39,048	$39,120

Weighted-average shares outstanding	103,153	103,153	89,117	89,117
Dilutive securities:
Options, unvested common stock awards and other	—	—	—	2,732
Adjusted weighted-average shares used in EPS computation	103,153	103,153	89,117	91,849

Information relating to the calculations of earnings (loss) per share (“EPS”) of common stock for the nine months ended September 30, 2004 and 2003 is summarized as follows (in thousands):

	2004		2003
	Basic	Diluted	Basic	Diluted

Earnings from continuing operations	$58,634	$58,634	$101,268	$101,268
Dividends on unvested common stock awards and other	(499)	(499)	(506)	(506)
Dividends on Series B Convertible Preferred stock	—	—	(9,114)	(9,114)
Adjusted earnings from continuing operations used in EPS computation	$58,135	$58,135	$91,648	$91,648

Weighted-average shares outstanding	101,188	101,188	87,841	87,841
Dilutive securities:
Options, unvested common stock awards and other	—	2,149	—	2,132
Series B Convertible Preferred stock	—	623	—	—
Adjusted weighted-average shares used in EPS computation	101,188	103,960	87,841	89,973

Effects of potentially dilutive securities are presented only in periods in which they are dilutive.

Part I.        Financial Information

Item 1.      Financial Statements.

THE ROUSE COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), continued

(13)         Commitments and Contingencies

Other commitments and contingencies (that are not reflected in the condensed consolidated balance sheets) at September 30, 2004 and December 31, 2003 are summarized as follows (in millions):

	September 30, 2004	December 31, 2003
Guarantee of debt of unconsolidated real estate ventures:
Village of Merrick Park	$100.0	$100.0
Hughes Airport-Cheyenne Centers	—	28.8
Construction contracts for properties in development:
Consolidated subsidiaries, primarily related to Fashion Show and The Shops at La Cantera	136.0	103.1
Our share of unconsolidated real estate ventures, primarily related to the Village of Merrick Park and the venture developing The Woodlands	9.4	9.5
Contract to purchase Oxmoor Center	118.0	—
Contract to purchase an interest in Mizner Park	—	18.0
Construction contracts for land development:
Consolidated subsidiaries, primarily Columbia and Summerlin operations	84.3	83.1
Our share of the unconsolidated venture developing The Woodlands	26.2	—
Our share of long-term ground lease obligations of unconsolidated real estate ventures	120.3	121.1
Bank letters of credit and other	16.1	14.9
	$610.3	$478.5

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

In August 2004, we agreed to purchase Oxmoor Center, a regional retail center in Louisville, Kentucky.  This transaction closed in November 2004.  We assumed mortgage debt with a face value of approximately $60 million and paid $58 million in cash to the seller, using the proceeds of borrowings under our credit facility.

We determined that several of our consolidated partnerships are limited-life entities.  We estimate the fair values of minority interests in these partnerships at September 30, 2004 aggregated approximately $63.8 million.  The aggregate carrying values of the minority interests were approximately $29.8 million at September 30, 2004.

We and certain of our subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.  Some of these litigation matters are covered by insurance.  We are also aware of claims arising from disputes in the ordinary course of business or related to our agreement to be acquired by GGP.  We record provisions for litigation matters and other claims when we believe a loss is probable and can be reasonably estimated.  We continuously monitor these claims and adjust recorded liabilities as developments warrant.  We further believe that any losses we may suffer for litigation and other claims in excess of the recorded aggregate liabilities are not material.  Accordingly, in our opinion, adequate provision has been made for losses with respect to litigation matters and other claims, and the ultimate resolution of these matters is not likely to have a material effect on our consolidated financial position or results of operations.  Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE ROUSE COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis covers any material changes in our financial condition since December 31, 2003 and any material changes in our results of operations for the three and nine months ended September 30, 2004 as compared to the same periods in 2003.  This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2003 Annual Report to Shareholders and represents views of current management and not General Growth Properties, Inc. (“GGP”).

RECENT DEVELOPMENTS

Merger Agreement with General Growth Properties, Inc. and Extraordinary Dividend

On August 19, 2004, we executed a definitive merger agreement with GGP.  Under the terms of the agreement, which has been approved by each company’s Board of Directors, a subsidiary of GGP will be merged with and into Rouse, Rouse will become a subsidiary of GGP and holders of Rouse common stock will receive $67.50 per share (reduced by reason of the extraordinary dividend described below).  The merger was approved by our shareholders on November 9, 2004 and is expected to close on November 12, 2004.

On or prior to the closing of the merger, we will pay an extraordinary dividend of $2.29474 per share, which will result in merger consideration of $65.20526 per share.

Tax Matters

One of the conditions for closing the merger is that we deliver to GGP an opinion of tax counsel acceptable to GGP with respect to our qualification as a REIT.  In preparing for the merger, we discovered that we may have non-REIT earnings and profits that we did not distribute to our shareholders.  These earnings and profits include non-REIT earnings and profits we would have succeeded to in 2001 if a tax election we made in 2001 with respect to one of our subsidiaries was determined to be invalid.  Such earnings and profits also included earnings and profits which might be attributed to certain intercompany transactions. Based on advice from our outside legal counsel who assist us with REIT tax matters and our internal analysis, we believed that paying additional distributions to our shareholders (which we refer to as extraordinary dividends) and making payments of additional tax, interest and penalties were the most expedient courses of action to take.  On November 9, 2004, we entered into an agreement with the Internal Revenue Service (“IRS”) to settle these matters and treat the payment of extraordinary dividends as satisfying our distribution requirements.  The amount of the extraordinary dividend to be paid is approximately $238 million ($2.29474 per share).  Additionally, we paid approximately $23.1 million of interest and a penalty of approximately $21.4 million to the IRS under the terms of the closing agreement with the IRS.  We also expect to pay an additional $8.5 million of income taxes, penalty and interest.  We recorded a liability of $52 million in the third quarter of 2004 and will record the interest applicable to the fourth quarter of 2004 in that period.

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

We elected to be taxed as a REIT pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  In general, a corporation that distributes at least 90% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent of the income which it distributes.  Subject to the payment of the extraordinary dividend noted above, we believe that we met, or had the ability to meet, the qualifications for REIT status as of September 30, 2004, and to distribute at least 90% of our REIT taxable income (determined after taking into account any net operating loss deductions) to shareholders in 2004.  In 2001, we elected to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”), which are subject to Federal and state income taxes.  We conduct our community development activities in TRS.

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

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Properties

Our primary business strategies relating to operating properties include (1) owning and operating premier properties – shopping centers and large-scale mixed-use projects in major markets across the United States and (2) owning and operating geographically concentrated office and industrial buildings, principally complementing community development activities.  Recent acquisition activities include the following:

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

•      In November 2004, we purchased Oxmoor Center, a regional center in Louisville, Kentucky.

•      We are an investor in a consolidated joint venture that is developing The Shops at La Cantera, a regional retail center in San Antonio, Texas, expected to open in 2005.

•      We are developing a regional retail center in Miami-Dade County, Florida.

•      We are developing a regional retail center in Summerlin, Nevada.

We continually assess whether properties in which we own interests are consistent with our business strategies. We have disposed of interests in more than 50 retail centers and numerous other properties since 1993 (at times using tax-deferred exchanges or joint ventures).  We may also dispose of interests in properties for other reasons.  We have disposed of interests in the following properties during 2003 and 2004:

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

•      In March 2004, we sold our interest in Westdale Mall, a retail center in Cedar Rapids, Iowa.

•      In April 2004, we sold most of our interest in Westin New York, a hotel in New York City.

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Community Development

Our primary business strategy relating to community development is to develop and sell land in our planned communities in a manner that increases the value of the remaining land to be developed and sold and to provide current cash flows.  Our major land development projects include communities in and around Columbia, Maryland, Summerlin, Nevada, and Houston, Texas.  In addition, at December 31, 2003, we were an investor in an unconsolidated real estate venture that is developing Fairwood, a planned community in Prince George’s County, Maryland.  In January 2004, we acquired our partners’ interests in this joint venture, increasing our ownership interest to 100%.  In May 2003, we purchased approximately 8,060 acres of investment land and land to be held for development and sale in the Houston, Texas metropolitan area on which we intend to develop Bridgelands, a master-planned community.  We have also acquired a total of 947 acres of contiguous land in separate transactions executed in the second half of 2003 and early 2004. We expect to begin significant development activities at Bridgelands in 2004 and to begin selling this land in 2005.  In December 2003, we acquired a 52.5% economic interest in The Woodlands, an existing master-planned community in the Houston, Texas metropolitan area, which includes, among other assets, approximately 5,500 acres of saleable land.

We acquired Summerlin, our master-planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996.  In connection with the acquisition of Hughes, we entered into a Contingent Stock Agreement (“Contingent Stock Agreement”) for the benefit of the former Hughes owners or their successors (“beneficiaries”).  Under the terms of the Contingent Stock Agreement, shares of Rouse common stock are issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates to 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates.  We account for the beneficiaries’ share of earnings from the assets as an operating expense. We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination dates as additional investments in the related assets (that is, contingent consideration). At the time of the acquisition of Hughes, we reserved 20 million shares of common stock for possible issuance under the Contingent Stock Agreement, of which 8,516,630 common shares remain reserved after giving effect to issuances under the Contingent Stock Agreement through September 30, 2004. The number of shares initially reserved was determined based on estimates made at the time of the acquisition. The actual number of shares issuable will be determined only from events occurring over the term of the Contingent Stock Agreement, including the values of the remaining assets on the termination dates, cash flows prior to the termination dates and the value of our common stock, and could substantially exceed the number of shares reserved.

OPERATING RESULTS

The following discussion and analysis of operating results covers each of our business segments, as management believes that a segment analysis provides the most effective means of understanding our business.  It also provides information about other elements of the condensed consolidated statements of operations that are not included in the segment results.  You should refer to the condensed consolidated statements of operations and note 8 to the condensed consolidated financial statements when reading this discussion and analysis.

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparisons of Net Operating Income and net earnings (loss) from one year to another are affected significantly by property acquisition, disposition and development activity. As discussed in more detail below, other factors that have contributed to our operating results in 2004 and 2003 include the following:

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

•      pension plan curtailment and settlement losses;

•      establishment of an irrevocable trust for supplemental pension plan obligations;

•      merger related costs; and

•      costs associated with tax related matters.

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

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings (loss).

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating results for the segments are summarized as follows (in millions):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
Three months ended September 30, 2004
Revenues	$223.8	$58.8	$86.2	$—	$—	$368.8
Operating expenses	90.9	33.0	59.1	3.1	14.5	200.6
NOI	$132.9	$25.8	$27.1	$(3.1)	$(14.5)	$168.2

Three months ended September 30, 2003
Revenues	$198.9	$49.7	$62.9	$—	$—	$311.5
Operating expenses	80.9	20.2	29.6	2.7	5.5	138.9
NOI	$118.0	$29.5	$33.3	$(2.7)	$(5.5)	$172.6

Nine months ended September 30, 2004
Revenues	$648.6	$178.7	$342.3	$—	$—	$1,169.6
Operating expenses	257.1	100.2	234.5	8.2	26.4	626.4
NOI	$391.5	$78.5	$107.8	$(8.2)	$(26.4)	$543.2

Nine months ended September 30, 2003
Revenues	$622.1	$149.9	$221.8	$—	$—	$993.8
Operating expenses	250.1	59.6	129.2	10.7	23.0	472.6
NOI	$372.0	$90.3	$92.6	$(10.7)	$(23.0)	$521.2

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

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the condensed consolidated financial statements and of NOI reported above to earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations in the condensed consolidated financial statements are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Total reported above	$368.8	$311.5	$1,169.6	$993.8
Our share of revenues of proportionate share and other ventures and revenues of The Woodlands community development venture	(85.0)	(36.5)	(241.9)	(108.9)
Revenues of discontinued operations	(0.4)	(11.7)	(4.0)	(76.9)
Other	—	0.1	—	0.1
Total in condensed consolidated financial statements	$283.4	$263.4	$923.7	$808.1
Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$200.6	$138.9	$626.4	472.6
Our share of operating expenses of proportionate share ventures and operating expenses of The Woodlands community development venture and partner’s share of its NOI	(58.0)	(12.7)	(165.9)	(38.0)
Operating expenses of discontinued operations	(0.1)	(5.0)	(1.5)	(35.1)
Other	(0.7)	3.3	—	13.7
Total in condensed consolidated financial statements	$141.8	$124.5	$459.0	$413.2
Operating results:
NOI reported above	$168.2	$172.6	$543.2	$521.2
Interest expense	(60.4)	(54.2)	(178.6)	(163.9)
NOI of discontinued operations	(0.3)	(6.7)	(2.5)	(41.8)
Depreciation and amortization	(47.2)	(43.3)	(143.5)	(121.9)
Other provisions and losses, net	(45.3)	(2.9)	(51.4)	(22.6)
Income taxes, primarily deferred	(18.2)	(1.6)	(57.3)	(28.2)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains on operating properties of unconsolidated real estate ventures, net	(20.5)	(17.9)	(60.8)	(50.8)
Other	(1.3)	(4.0)	(4.5)	(12.8)
Earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations in condensed consolidated financial statements	$(25.0)	$42.0	$44.6	$79.2

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

Retail Centers:

Operating results of retail centers are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues	$223.8	$198.9	$648.6	$622.1
Operating expenses	90.9	80.9	257.1	250.1
NOI	$132.9	$118.0	$391.5	$372.0

The changes in segment revenues for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 are summarized as follows (in millions):

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Decrease due to dispositions of interests in operating properties	$(3.3)	$(47.9)
Receipt of business interruption insurance claim at South Street Seaport in 2003	—	(1.5)
Increase due to acquisitions of interests in properties	21.0	59.3
Increase due to openings of expansions and new development(1)	4.5	12.4
Other(2)	2.7	4.2
Net increase	$24.9	$26.5

(1)   2003 openings of the second phase of Fashion Show expansion and additional components of the Village of Merrick Park.

(2)   Attributable to higher rents on re-leased space and change in occupancy at comparable retail centers, our comparable retail centers had average occupancy levels of approximately 92.4% and 93.1% during the nine months ended September 30, 2004 and 2003, respectively.

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The changes in segment operating expenses for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 are summarized as follows (in millions):

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Decrease due to dispositions of interests in operating properties	$(1.5)	$(23.7)
Increase due to acquisitions of interests in properties	10.0	26.6
Increase due to openings of expansions and new development(1)	(0.7)	2.9
Other	2.2	1.2
Net increase	$10.0	$7.0

(1)     2003 openings of the second phase of Fashion Show expansion and additional components of the Village of Merrick Park.

In summary, the changes in NOI for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 were attributable primarily to (in millions):

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Decrease due to dispositions of interests in operating properties	$(1.8)	$(24.2)
Receipt of business interruption insurance claim at South Street Seaport in 2003	—	(1.5)
Increase due to acquisitions of interests in properties	11.0	32.7
Increase due to openings of expansions and new development	5.2	9.5
Other	0.5	3.0
Net increase	$14.9	$19.5

We believe that the ability to increase rents and maintain high average occupancy levels at our comparable retail centers in spite of difficult economic conditions is indicative of the high demand that retailers have for our space.

We anticipate growth in NOI from retail centers in 2004, as we expect to benefit from the 2003 acquisitions of interests in Christiana Mall, Staten Island Mall and Mizner Park, the 2004 acquisitions of Providence Place and Oxmoor Center and the 2003 and 2004 openings of additional space at Fashion Show and additional components of the Village of Merrick Park.  Additionally, we expect to maintain high occupancy levels in our comparable retail properties and to achieve higher rents on re-leased space because of the high quality of our retail centers and the demand that retailers have for space in them.  These increases will be partially offset by the NOI of the properties we disposed of in 2003 and 2004.

Office and Other Properties:

Operating results of office and other properties are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues	$58.8	$49.7	$178.7	$149.9
Operating expenses	33.0	20.2	100.2	59.6
NOI	$25.8	$29.5	$78.5	$90.3

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The changes in segment revenues for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 are summarized as follows (in millions):

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Increase due to acquisitions of interests in properties(1)	$17.8	$55.9
Decrease due to dispositions of interests in operating properties	(9.7)	(27.7)
Other(2)	1.0	0.6
Net increase	$9.1	$28.8

(1)    Includes 2003 acquisition of interests in office facilities at Mizner Park and the office, hotel and conference facilities owned by the Woodlands Entities.

(2)    Includes effect of lower average occupancy levels at comparable office and other properties. Our comparable office and other properties had average occupancy levels of approximately 84.9% and 87.3% during the nine months ended September 30, 2004 and 2003, respectively.

The changes in segment operating expenses for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 are summarized as follows (in millions):

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Increase due to acquisitions of interests in properties(1)	$16.3	$50.3
Decrease due to dispositions of interests in operating properties	(3.5)	(10.0)
Other	—	0.3
Net increase	$12.8	$40.6

(1)    Includes 2003 acquisition of interests in office facilities at Mizner Park and the office, hotel and conference facilities owned by the Woodlands Entities.

In summary, the changes in NOI for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 were attributable primarily to (in millions):

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Increase due to acquisitions of interests in properties	$1.5	$5.6
Decrease due to dispositions of interests in operating properties	(6.2)	(17.7)
Other	1.0	0.3
Net decrease	$(3.7)	$(11.8)

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

Operating results of community development are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Nevada-based Operations:
Revenues:
Summerlin	$38.5	$31.6	$162.5	$164.9
Other	0.1	0.2	36.3	0.7
Operating costs and expenses:
Summerlin	24.0	17.6	100.4	107.2
Other	0.3	1.4	30.2	2.4
NOI	$14.3	$12.8	$68.2	$56.0
Columbia-based Operations:
Revenues	$15.1	$31.1	$60.1	$56.2
Operating costs and expenses	5.8	10.6	24.8	19.6
NOI	$9.3	$20.5	$35.3	$36.6
Houston Operations:
Revenues	$32.5	$—	$83.4	$—
Operating costs and expenses	29.0	—	79.1	—
NOI	$3.5	$—	$4.3	$—
Total:
Revenues	$86.2	$62.9	$342.3	$221.8
Operating costs and expenses	59.1	29.6	234.5	129.2
NOI	$27.1	$33.3	$107.8	$92.6

Operating Margins (NOI divided by Revenues):
Summerlin	37.7%	44.3%	38.2%	35.0%
Columbia	61.6	65.9	58.7	65.1

Revenues from Summerlin operations increased $6.9 million and NOI increased $0.5 million for the three months ended September 30, 2004 compared to the same period in 2003. Revenues from Summerlin operations decreased $2.4 million and NOI increased $4.4 million for the nine months ended September 30, 2004 compared to the same period in 2003. The changes in revenues are attributable primarily to higher pricing and participation in homebuilders’ sales of finished homes partially in the three months ended September 30, 2004, and fully in the nine months ended September 30, 2004, offset by fewer acres sold. The increases in NOI are attributable primarily to higher participation in sales of finished homes and to higher margins on land sold for residential and commercial purposes. The decrease in operating margin for the three months ended September 30, 2004 was attributable primarily to sales of certain low basis parcels in the three months ended September 30, 2003. The increase in operating margin for the nine months ended September 30, 2004 was due primarily to the effects of higher pricing resulting from high demand and the limited availability of land for similar uses in the area.

Revenues from other Nevada-based operations decreased $0.1 million and NOI increased $1.0 million for the three months ended September 30, 2004 compared to the same period in 2003. Revenues from other Nevada-based operations increased $35.6 million and NOI increased $7.8 million for the nine months ended September 30, 2004 compared to the same period in 2003. These changes were attributable primarily to the sale of substantially all remaining investment land at Hughes Center in Las Vegas and in California.

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues from Columbia-based operations decreased $16.0 million and NOI decreased $11.2 million for the three months ended September 30, 2004 compared to the same period in 2003. Revenues from Columbia-based operations increased $3.9 million and NOI decreased $1.3 million for the nine months ended September 30, 2004 compared to the same period in 2003. The decreases in revenues and NOI for the three months ended September 30, 2004 were attributable to fewer residential land sales in our Howard County communities partially offset by land sales in Fairwood, in which we acquired our partners’ interests in January 2004. The decreases in operating margins were due primarily to a higher portion of Columbia-based land sales occurring in Fairwood. Margins in Fairwood are lower than those in other Columbia-based communities, primarily because we recently acquired our partners’ interests in the project.

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

Commercial Development:

Commercial development expenses consist primarily of new business and preconstruction expenses. New business expenses relate primarily to acquisition activities (evaluation of acquisition opportunities and transaction closings), feasibility studies of development opportunities and disposition activities. Preconstruction expenses relate to retail and office and other property development opportunities which may not go forward to completion. These amounts were $3.1 million and $8.2 million in the three and nine months ended September 30, 2004, respectively, and $2.7 million and $10.7 million in the three and nine months ended September 30, 2003, respectively.

Corporate:

Corporate operating expenses consist of costs associated with Company-wide activities which include shareholder relations, the Board of Directors, financial management, organizational changes, strategic planning and equity in operating results of miscellaneous corporate investments.

Corporate operating expenses were $14.5 million and $26.4 million in the three and nine months ended September 30, 2004 and $5.5 million and $23.0 million in the three and nine months ended September 30, 2003. The increase in the three months ended September 30, 2004 was primarily due to costs associated with our anticipated merger with GGP. Excluding merger-related costs, these expenses would have decreased for the three and nine months ended September 30, 2004 due primarily to lower provisions for organizational changes and early retirement costs. The provision for organizational changes and early retirement costs in 2003 related to costs incurred to reduce the size of our workforce and the retirement of a member of executive management in March 2003 and consisted primarily of termination benefits.

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Operating Information

Continuing operations

Interest:

Interest expense increased $6.2 million and $14.8 million for the three and nine months ended September 30, 2004 compared to the same periods in 2003.  These increases were attributable primarily to interest costs on debt issued and assumed related to acquisitions in 2003 and 2004.

Depreciation and amortization:

Depreciation and amortization expense increased $3.9 million and $21.7 million in the three and nine months ended September 30, 2004, compared to the same periods in 2003.  These increases were attributable primarily to property acquisitions in 2004 and 2003 and the opening of the second phase of Fashion Show expansion in 2003.

Other provisions and losses, net:

The other provisions and losses, net are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Pension plan settlement losses	$0.7	$2.2	$3.5	$9.5
Pension plan curtailment loss	—	—	—	10.2
Net losses on early extinguishment of debt	—	0.7	3.3	6.4
Interest on the extraordinary dividend	22.2	—	22.2	—
Interest and penalties for other tax related matters	22.4	—	22.4	—
Other, net	—	—	—	(3.5)
	$45.3	$2.9	$51.4	$22.6

In February 2003, our Board of Directors approved modifications to certain of our defined benefit pension plans so that covered employees would not earn additional benefits for future services.  The curtailment of the plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million for the nine months ended September 30, 2003.  We also incurred settlement losses of $0.7 million and $3.5 million for the three and nine months ended September 30, 2004 and $2.2 million and $9.5 million for the three and nine months ended September 30, 2003, respectively, related to lump-sum distributions made primarily to employees retiring as a result of organizational changes and early retirement programs offered in 2003 and 2002 and a change in the senior management organizational structure in March 2003.

In February 2004, we adopted a proposal to terminate our qualified and supplemental plans.  When we complete the terminations, we will be required to settle the obligations of the qualified plan by paying accumulated benefits to eligible participants. In connection with the adoption of the proposal to terminate the plans, we transferred the assets of the qualified plan to cash and cash equivalents to mitigate market risk during the period prior to distributions to participants. At September 30, 2004, the funded plan had sufficient assets to settle its obligations without additional contributions by us.

Part I.        Financial Information

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On August 27, 2004, we received a favorable determination letter from the IRS approving the termination of our qualified plan.  On October 4, 2004, we began distributing the plan’s assets to its beneficiaries and recording associated settlement losses.  We expect to make final distributions from the qualified plan and to record total settlement losses of approximately $26 million in the fourth quarter of 2004.  Concurrent with the first distributions from the qualified plan, we terminated our supplemental plan by merger into our nonqualified supplemental defined contribution plan and recognized a settlement loss of approximately $5.4 million.

The supplemental plan obligations were $17.3 million at September 30, 2004. On August 23, 2004, we funded an irrevocable trust for the participants in our supplemental plan and our nonqualified supplemental defined contribution plans with cash of approximately $27.2 million and the transfer of marketable securities valued at approximately $25.2 million.

During the nine months ended September 30, 2004, we recognized net losses of $3.3 million, primarily unamortized issuance costs, related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity and to the redemption of the Parent Company-obligated mandatorily redeemable securities. During the three and nine months ended September 30, 2003, we recognized net losses of $0.7 million and $6.4 million, primarily prepayment penalties related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity.

During the three months ended September 30, 2004, we accrued interest of approximately $22.2 million related to the extraordinary dividend discussed above and a penalty of approximately $21.4 million related to certain other tax matters. The other amount for the nine months ended September 30, 2003 consists primarily of a fee that we earned on the facilitation of a real estate transaction between two parties that are unrelated to us.

Net gains on dispositions of interests in operating properties:

Net gains on dispositions of interests in operating properties included in earnings from continuing operations are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Regional retail centers	$—	$—	$—	$21.6
Office and other properties	—	—	14.1	—
Other	0.2	0.3	—	0.5
Total	$0.2	$0.3	$14.1	$22.1

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

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income taxes:

We and certain wholly owned subsidiaries have made a joint election to treat the subsidiaries as taxable REIT subsidiaries (“TRS”) for Federal and certain state income tax purposes, which election allows us to engage in certain non-qualifying REIT activities.  With respect to the TRS, we are liable for income taxes at the Federal and state levels.  Our current and deferred income tax provisions relate primarily to the earnings of the TRS.  The income tax provisions from continuing operations (excluding taxes related to gains on sales of operating properties) were $18.2 million and $57.3 million in the three and nine months ended September 30, 2004 and $1.6 million and $28.2 million in the three and nine months ended September 30, 2003, respectively, and related primarily to the earnings of TRS.

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

Equity in earnings of unconsolidated real estate ventures:

Equity in earnings of unconsolidated real estate ventures is summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net operating income	$27.0	$23.7	$76.0	$70.9
Ground rent expense	(0.5)	(0.4)	(1.5)	(1.2)
Interest expense	(10.1)	(8.7)	(29.7)	(24.9)
Depreciation and amortization	(9.9)	(8.7)	(29.7)	(24.7)
Equity in earnings of unconsolidated real estate ventures	$6.5	$5.9	$15.1	$20.1

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

Discontinued operations

The operating results of discontinued operations are summarized as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues	$0.4	$11.7	$4.0	$76.9
Operating expenses, exclusive of depreciation and amortization	(0.1)	(5.4)	(1.6)	(36.6)
Interest expense	—	(2.9)	(0.8)	(18.1)
Depreciation and amortization	—	(2.6)	(1.0)	(14.6)
Other provisions and losses, net	—	—	—	26.9
Impairment losses on operating properties	(0.2)	(6.5)	(0.4)	(6.5)
Gains on dispositions of interests in operating properties, net	0.5	3.9	45.2	73.7
Income tax benefit (provision), primarily deferred	—	—	0.1	(0.2)
Discontinued operations	$0.6	$(1.8)	$45.5	$101.5

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

In May 2004, we agreed to sell our interests in two office buildings in Hunt Valley, Maryland. We recorded aggregate impairment losses of $1.4 million in the fourth quarter of 2003 and $0.4 million in the second and third quarters of 2004 related to these properties. These properties are classified as held for sale at September 30, 2004 and were sold in October 2004.

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

We also recorded, in the second and third quarters of 2004, net gains of $3.3 million (net of deferred income taxes of $0.4 million) related to the resolutions of certain contingencies related to disposals of properties in 2002, 2003 and 2004.

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

Net earnings (loss):

Net earnings (loss) were $(24.2) million and $104.2 million for the three and nine months ended September 30, 2004 and $40.5 million and $202.7 million for the three and nine months ended September 30, 2003. The changes in net earnings (loss) for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 were attributable to the factors discussed above, primarily the change in gains on dispositions of interests in operating properties included in discontinued operations, merger related costs and costs associated with resolving certain tax related matters.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Funds From Operations:

We use Funds From Operations (“FFO”) as a supplement to our reported net earnings.  Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes over time as reflected through depreciation and amortization expenses.  We believe that the value of real estate assets does not diminish predictably over time, as historical cost accounting implies, and instead fluctuates due to market and other conditions.  Accordingly, we believe FFO provides investors with useful information about our operating performance because it excludes real estate depreciation and amortization expense.  We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts.  Accordingly, FFO is defined as net earnings (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (losses) on dispositions of interests in depreciated operating properties and real estate depreciation and amortization expense.  Also, beginning July 1, 2003, we include impairment losses on operating properties in FFO. FFO for all periods presented conforms to this definition.  Our calculation of FFO may not be comparable to similarly titled measures reported by other companies because all companies do not calculate FFO in the same manner.  FFO is not a liquidity measure and should not be considered as an alternative to cash flows or indicative of cash available for distribution.  It also should not be considered an alternative to net earnings (loss), as determined in accordance with GAAP, as an indication of our financial performance.

Net earnings (loss) is reconciled to FFO as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net earnings (loss)	$(24.2)	$40.5	$104.2	$202.7
Depreciation and amortization	57.1	54.5	174.1	161.1
Net gains on dispositions of interests in operating properties	(0.6)	(4.2)	(59.2)	(95.8)
Funds From Operations	$32.3	$90.8	$219.1	$268.0

Depreciation and amortization and net gains on dispositions of interests in operating properties include our share of the depreciation and amortization and net gains on dispositions of interests in operating properties of unconsolidated real estate ventures and of those properties classified as discontinued operations.

The decrease in FFO for the three and nine months ended September 30, 2004 compared to the same periods in 2003 was attributable to factors discussed above in this Management’s Discussion and Analysis.

Financial condition, liquidity and capital resources:

Our primary cash requirements are for operating expenses, land development and acquisition expenditures, debt service, development of new properties, expansions and improvements to existing properties, acquisitions and dividends.  We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements.  We had cash and cash equivalents and unrestricted investments in marketable securities totaling $33.1 million and $139.5 million at September 30, 2004 and December 31, 2003, respectively.

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

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have a credit facility with a group of lenders that provides for borrowings of up to $900 million.  The facility is available until July 2006, subject to a one-year renewal option.  The facility bears interest at LIBOR plus a margin.  The margin is determined based on the ratings assigned to our senior unsecured long-term debt securities by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) and may range from 0.6% to 1.25%.  At September 30, 2004 our senior unsecured credit rating was Baa3 with Moody’s and BBB- with S&P, which resulted in a margin of .90% on our credit facility. In October 2004, the rating agencies placed our unsecured debt under review with negative implications as a result of the proposed merger with General Growth Properties. The margin of .90% on our credit facility has not changed since September 30, 2004. The credit facility may be used for various purposes, including land and project development costs, property acquisitions, liquidity and other corporate needs.  Availability under the facility was $640.5 million at September 30, 2004.

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

Our debt at September 30, 2004 is summarized as follows (in millions):

	September 30, 2004
	Total	Due in one year

Mortgages and bonds	$2,708.0	$595.0
Medium-term loans	45.5	43.5
Credit facility borrowings	259.5	—
3.625% Notes due March 2009	389.8	—
8% Notes due April 2009	200.0	—
7.2% Notes due September 2012	399.6	—
5.375% Notes due November 2013	453.8	—
Other loans	179.9	72.3
Total	$4,636.1	$710.8

As of September 30, 2004, our debt due in one year includes balloon payments of $628 million that are expected to be paid at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages) and other available corporate funds.  We may obtain extensions of maturities on certain loans.  We may use distributions of financing proceeds from unconsolidated real estate ventures to provide liquidity.  We may also sell interests in operating properties or contribute operating properties or development projects to joint ventures in exchange for cash distributions from and ownership interests in the joint ventures.

We expect to spend more than $45 million for new developments, expansions and improvements to existing consolidated properties in the remainder of 2004.  A substantial portion of these expenditures relates to new retail properties and retail center redevelopment/expansions, and it is expected that most of these costs will be financed by debt, including borrowings under existing property-specific construction loans.  In addition, we are an investor in several unconsolidated joint ventures that are developing certain projects, with the other venturers funding a portion of development costs.  We expect to invest approximately $3 million in these joint ventures in the remainder of 2004. On November 10, 2004, we acquired Oxmoor Center, a regional retail center in Louisville, Kentucky, assuming mortgage debt with a face value of $60 million and paying $58 million in cash to the seller using borrowings under our credit facility.

As discussed above, we will be required to pay a special dividend to continue to qualify as a REIT. This dividend will be approximately $238 million. We expect to use borrowings on our revolving credit facility to fund the special dividend. On November 9, 2004, we paid a penalty to the IRS of approximately $21.4 million related to other tax matters. On November 10, 2004 we paid interest to the IRS of approximately $23.1 million related to the special dividend.  We used borrowings under our credit facility to fund these payments.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net cash provided by operating activities was $238.2 million for the nine months ended September 30, 2004 and $304.7 million for the nine months ended September 30, 2003.  The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and community development costs.  The level of cash provided by operating distributions from unconsolidated real estate ventures is affected by the timing of receipt of their revenues (including land sales revenues), payment of operating and interest expenses and other sources and uses of cash. The decrease in net cash provided of $66.5 million was attributable primarily to higher land development and acquisition expenditures related primarily to the acquisition of Fairwood and expenditures to fund an irrevocable trust for participants in our non-qualified defined benefit pension plan and our non-qualified supplemental defined contribution plan ($27.2 million).

Net cash used by investing activities was $312.8 million for the nine months ended September 30, 2004 and $108.0 million for the nine months ended September 30, 2003.

Net cash used by investing activities in 2004 was primarily:

•      Expenditures for acquisitions of interests in properties ($292.9 million, primarily Providence Place and Mizner Park); and

•      Expenditures for properties in development ($79.8 million, primarily Fashion Show and La Cantera).

These expenditures were partially offset by:

•      Proceeds from dispositions of interests in properties ($87.8 million, primarily Hughes Center and Westin New York) and

•      Distribution of financing proceeds from the unconsolidated venture that owns Mizner Park ($30.0 million).

Net cash used by investing activities in 2003 was primarily:

•      Acquisition of remaining interest in Staten Island Mall ($148.3 million);

•      Expenditures for properties in development ($128.6 million, primarily Fashion Show); and

•      Expenditures for investments in unconsolidated ventures ($42.7 million, primarily the Village of Merrick Park).

These expenditures were partially offset by proceeds from the sale of six retail centers in the Philadelphia metropolitan area ($218.3 million, net of the acquisition of Christiana Mall), the Jacksonville Landing ($4.8 million) and eight office and industrial buildings in the Baltimore-Washington corridor ($46.6 million).

Cash used by investing activities also includes improvements to existing properties. Improvements to existing properties consist primarily of costs of renovation and remerchandising programs and other tenant improvement costs.

Net cash used by financing activities was $9.5 million for the nine months ended September 30, 2004 and $177.6 million for the nine months ended September 30, 2003.

Net cash provided by financing activities in 2004 was primarily:

•      Net proceeds from the issuance of 4.6 million shares of common stock ($222 million) in February 2004, which were used primarily to fund our acquisition of Providence Place;

•      Proceeds from the issuance of the 3.625% Notes and the 5.375% Notes in March 2004 ($503 million), which were used primarily to repay the credit facility borrowings that were used to repay property debt and fund our acquisition of Providence Place; and

•      Proceeds from the exercise of stock options ($30.9 million).

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

•      Payment of dividends on common stock ($145.2 million).

Net cash used by financing activities in 2003 was primarily:

•      Repayment of property debt, primarily debt secured by Christiana Mall ($120 million) and North Star ($155 million), and other property debt ($152 million);

•      Repayment of Parent Company-obligated mandatorily redeemable preferred securities( $32.1 million);

•      Payment of dividends on common stock and preferred stock ($120.4 million);

•      Net repayments under our credit facility ($121.7 million); and

•      Purchases of common stock ($71.1 million).

These uses of cash were partially offset by proceeds from the issuance of property debt ($215.6 million, primarily debt secured by Christiana Mall, $120 million, and projects in development, $77 million) and proceeds from the exercise of stock options ($61.9 million).

Off-balance sheet arrangements and unconsolidated ventures:

We own interests in unconsolidated real estate ventures that own and/or develop properties, including master-planned communities.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements.  We may also contribute our interests in properties to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  These ventures own properties managed by us for a fee and are controlled jointly by our venture partners and us.  At September 30, 2004, these ventures also include the joint venture that is developing the planned community of The Woodlands.  These ventures are accounted for using the equity or cost method, as appropriate.

At September 30, 2004, we had other commitments and contingencies related to unconsolidated ventures.  These commitments and contingencies are summarized as follows (in millions):

Guarantee of debt:
Village of Merrick Park	$100.0
Construction contracts for properties in development	9.4
Construction contracts for land development	26.2
Long-term ground lease obligations	120.3
$255.9

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

We determined that several of our consolidated partnerships are limited-life entities.  We estimate the fair values of minority interests in these partnerships at September 30, 2004 aggregated approximately $63.8 million.  The aggregate carrying values of the minority interests were approximately $29.8 million at September 30, 2004.

Part I.      Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Internal Control Related Matters:

We, in consultation with our internal and independent auditors, identified, during the course of internal control audits and due diligence procedures related to the planned merger with GGP, significant internal control deficiencies related to our REIT compliance process and information technology general controls over program change management and access security.

We are actively working to remediate the internal control deficiencies identified and such efforts include:

•      Enhancing cross-functional communication processes related to all tax matters, developing formal training programs related to REIT/TRS activities, enhancing documentation regarding REIT compliance tests and related conclusions and establishing a more rigorous process related to creating and monitoring activities of subsidiaries; and

•      Formalizing and documenting policies and procedures related to information technology access, developing, implementing and maintaining a well documented management process, and enhancing monitoring controls.

While we have taken or are in the process of taking the aforementioned steps to address the indicated deficiencies, which are designed to enhance existing internal controls and procedures for financial reporting, the efficacy of the steps we have taken to date and the steps we are still in the process of completing are subject to continued review and will need to be supported by confirmation and testing from both our internal and independent auditors. As a result, additional changes may be made to our internal controls and procedures.

We, our internal audit department and our independent registered public accounting firm consider these deficiencies to be significant deficiencies as defined by standards established by the Public Company Accounting Oversight Board (United States) and have reported such deficiencies to the audit committee of the board of directors.  Notwithstanding the presence of the internal control deficiencies noted above, we believe that we have compensating controls in place and have performed additional procedures where necessary to reduce, to a relatively low level, the risk of material misstatement in our financial statements included in this Form 10-Q for the quarterly period ended September 30, 2004.

Compensating controls include rigorous analytical review procedures, end user reconciliations and other controls that we believe are effective in detecting errors that could result from the deficiencies in information technology general controls. With respect to our REIT compliance process, we have enhanced our disclosure controls and performed analyses of all of our subsidiaries and their related activities to identify potential REIT compliance issues.

In addition, during and subsequent to the end of the quarter, there have been significant resignations in the accounting staff of the Company, particularly in the financial reporting area that are related to the expected merger with GGP.  While we do not believe these resignations resulted in a significant deficiency in internal controls and procedures related to financial reporting during the quarter that could have resulted in a material misstatement in the consolidated financial statements, we believe they could impact future periods.  We have determined that the loss of these personnel could result in certain conditions which, when considered collectively, could constitute a material weakness in our internal controls. Such conditions include:

•      the lack of proper segregation of duties;

•      insufficient resources to perform an appropriate review and analysis of detailed accounting records;

•      the absence of appropriate levels of accounting resources to adequately review and supervise the preparation of accounting records; and

•      insufficient resources with financial accounting and reporting expertise to accurately and efficiently prepare and review the consolidated financial statements.

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

Forward-looking statements are subject to certain risks and uncertainties, including those identified below which could cause actual results to differ materially from historical results or those anticipated.  The words “will,” “plan,” “believe,” “expect,” “anticipate,” “target,” “intend” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  The following are among the factors that could cause actual results to differ materially from historical results or those anticipated: (1) changes in the economic climate; (2) our dependence on rental income from real property; (3) uncertainty from terrorist attacks and volatility in the financial markets; (4) our lack of geographical diversification; (5) possible environmental liabilities; (6) special local economic and environmental risks in Nevada; (7) real estate development and investment risks; (8) the effect of uninsured loss; (9) the cost and adequacy of insurance; (10) the illiquidity of real estate investments; (11) competition; and (12) risks associated with the acquisition of assets from Rodamco North America N.V.  Further, domestic or international incidents could affect general economic conditions and our business.  For a more detailed discussion of these and other factors, see attached Exhibit 99.1.

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

Our interest rate risk is monitored closely by management.  The table below presents the annual maturities, weighted-average interest rates on outstanding debt at the end of each year (based on a LIBOR rate of 1.8%) and fair values required to evaluate expected cash flows under debt agreements at September 30, 2004.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in millions):

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed-rate debt	$110	$180	$297	$239	$499	$2,291	$3,616	$3,804
Average interest rate	6.6%	6.5%	6.4%	6.3%	6.2%	6.2%	6.2%

Variable-rate LIBOR debt	$3.0	$460	$290	$260	$2.0	$5.0	$1,020	$1,020
Average interest rate	2.8%	2.9%	2.9%	4.1%	4.2%	4.2%	3.2%

At September 30, 2004, approximately $152 million of our variable-rate LIBOR debt related to borrowings under construction loans that we expect to repay with proceeds of long-term, fixed-rate debt in 2005 and 2006 when we expect to complete construction of the related projects and/or the loans reach maturity.

We had interest rate swap agreements and forward-starting swap agreements in place at September 30, 2004 that effectively fix the LIBOR rate on a portion of our variable-rate debt through 2006. The weighted-average notional amounts of these agreements and their terms are summarized as follows (in millions):

	Remaining 2004	2005	2006

Weighted-average notional amount	$472.6	$102.7	$10.4
Weighted-average fixed effective rate (pay rate)	2.2%	1.9%	4.7%
Weighted-average variable interest rate of related debt (receive rate) based on LIBOR at September 30, 2004	1.8%	1.8%	1.8%

The fair values of the assets and liabilities related to these agreements were $1.3 million and $1.2 million, respectively, at September 30, 2004.

We also had interest rate swap agreements at September 30, 2004 that effectively converted $400 million of debt with a fixed rate of 3.625% to variable-rate debt through March 2009. The agreements have a weighted-average pay rate of six-month LIBOR (set in arrears) plus a spread of 19.375 basis points. The pay rate based on the projected six-month LIBOR rate at September 30, 2004 was 2.71%. The fair values of these instruments are recorded as liabilities of $9.1 million at September 30, 2004.

As the table incorporates only those exposures that exist as of September, 2004, it does not consider exposures or positions which could arise or have arisen after that date.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after September 30, 2004, our hedging strategies during that period and interest rates.

We had investments in fixed income and marketable equity securities of $49.9 million at September 30, 2004.  Our market risk related to these securities is limited to changes in their fair values and such changes are not likely to have a material effect on our consolidated financial position. Most of our investments in marketable securities closely match our liabilities related to certain deferred compensation plans.  As a result, changes in the market values of these investments do not have a significant effect on our earnings. Marketable securities classified as available for sale are not material.

Based on our outstanding variable-rate LIBOR debt and interest rate swaps in effect at September 30, 2004, a hypothetical LIBOR increase of 1% would cause annual interest expense to increase $9.5 million.

Part I.      Financial Information

Item 4.    Controls and Procedures.

Controls and Procedures:

Evaluation of Disclosure Controls and Procedures: As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During our evaluation, we did not identify any changes in our internal control structure over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we, in consultation with our internal and independent auditors, identified, during the course of internal control audits and due diligence procedures related to the planned merger with GGP, significant internal control deficiencies related to our REIT compliance process and information technology general controls over program change management and access security.

We are actively working to remediate the internal control deficiencies identified and such efforts include:

•      Enhancing cross-functional communication processes related to all tax matters, developing formal training programs related to REIT/TRS activities, enhancing documentation regarding REIT compliance tests and related conclusions and establishing a more rigorous process related to creating and monitoring activities of subsidiaries; and

•      Formalizing and documenting policies and procedures related to information technology access, developing, implementing and maintaining a well documented management process, and enhancing monitoring controls.

While we have taken or are in the process of taking the aforementioned steps to address the indicated deficiencies, which are designed to enhance existing internal controls and procedures for financial reporting, the efficacy of the steps we have taken to date and the steps we are still in the process of completing are subject to continued review and will need to be supported by confirmation and testing from both our internal and independent auditors. As a result, additional changes may be made to our internal controls and procedures.

We, our internal audit department and our independent registered public accounting firm consider these deficiencies to be significant deficiencies as defined by the standards established by the Public Company Accounting Oversight Board (United States) and have reported such deficiencies to the audit committee of the board of directors. Notwithstanding the presence of the internal control deficiencies noted above, we believe that we have compensating controls in place and have performed additional procedures where necessary to reduce, to a relatively low level, the risk of material misstatement in our financial statements included in this Form 10-Q for the quarterly period ended September 30, 2004.

Compensating controls include rigorous analytical review procedures, end user reconciliations and other controls that we believe are effective in detecting errors that could result from the deficiencies in information technology general controls. With respect to our REIT compliance process, we have enhanced our disclosure controls and performed analyses of all of our subsidiaries and their related activities to identify potential REIT compliance issues.

Part I.      Financial Information

Item 4.    Controls and Procedures.

In addition, during and subsequent to the end of the quarter, there have been significant resignations in the accounting staff of the Company, particularly in the financial reporting area that are related to the expected merger with GGP. While we do not believe these resignations resulted in a significant deficiency in internal controls and procedures related to financial reporting during the quarter that could have resulted in a material misstatement in the consolidated financial statements, we believe they could impact future periods.  We have determined that the loss of these personnel could result in certain conditions which, when considered collectively, could constitute a material weakness in our internal controls. Such conditions include:

•      the lack of proper segregation of duties;

•      insufficient resources to perform an appropriate review and analysis of detailed accounting records;

•      the absence of appropriate levels of accounting resources to adequately review and supervise the preparation of accounting records; and

•      insufficient resources with financial accounting and reporting expertise to accurately and efficiently prepare and review the consolidated financial statements.

Part II.      Other Information

Item 1.      Legal Proceedings.

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1–July 31, 2004	6,621	$47.82	—	—

August 1–August 31, 2004	1,407	49.04	—	—

September 1–September 30, 2004	22,607	66.82	—	—

Total	30,635	$61.90	—	—

(1)   Shares repurchased in July, August and September 2004 were surrendered by grantees in connection with their exercise of stock options.

(2)   In 1999, our Board of Directors authorized the repurchase of common shares for up to $250 million, subject to certain pricing restrictions. No shares were repurchased under this program in the quarterly period ended September 30, 2004.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      Submission of Matters to a Vote of Security Holders.

None

Item 5.      Other Information.

None

Item 6.      Exhibits.

(a)     Exhibits

Exhibit 10.1–Executive Agreement, dated July 14, 2004, between The Rouse Company and Duke S. Kassolis.

Exhibit 10.2–Executive Agreement, dated July 14, 2004, between The Rouse Company and Robert Minutoli.

Exhibit 10.3–Letter Agreement, dated August 9, 2004, between The Rouse Company and Anthony W. Deering.

Exhibit 10.4–Executive Agreement, dated August 19, 2004, between The Rouse Company and Thomas J. DeRosa.

Exhibit 10.5–Executive Agreement, dated August 19, 2004, between The Rouse Company and Alton J. Scavo.

Exhibit 10.6–Letter Agreement, dated August 19, 2004, between The Rouse Company and Anthony W. Deering.

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

on behalf of THE ROUSE COMPANY and as

Principal Financial Officer:

Date: November 12, 2004	By	/s/ Thomas J. DeRosa
Thomas J. DeRosa Vice Chairman and Chief Financial Officer

Principal Accounting Officer:

Date: November 12, 2004	By	/s/ Melanie M. Lundquist
Melanie M. Lundquist
Senior Vice President and Corporate Controller

Exhibit Index

Exhibit No.

10.1	Executive Agreement, dated July 14, 2004, between The Rouse Company and Duke S. Kassolis.

10.2	Executive Agreement, dated July 14, 2004, between The Rouse Company and Robert Minutoli.

10.3	Letter Agreement, dated August 9, 2004, between The Rouse Company and Anthony W. Deering.

10.4	Executive Agreement, dated August 19, 2004, between The Rouse Company and Thomas J. DeRosa.

10.5	Executive Agreement, dated August 19, 2004, between The Rouse Company and Alton J. Scavo.

10.6	Letter Agreement, dated August 19, 2004, between The Rouse Company and Anthony W. Deering.

31.1	Certification Pursuant to Rule 13a–14(a by Anthony W. Deering, Chairman of the Board, President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a–14(a by Thomas J. DeRosa, Vice Chairman and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350–Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350–Chief Financial Officer

99.1	Factors Affecting Future Operating Results