Form 10-K
period 2004-12-31
ROUSE COMPANY
filed 2005-03-31
CIK 85388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-11543

THE ROUSE COMPANY LP

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

NONE

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

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes     ☐    No     ☒

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant (based on the closing price as reported in The Wall Street Journal, Eastern Edition) was approximately $3,335,044,409.

Documents Incorporated by Reference

None

Part I

Item 1.    Business.

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of The Rouse Company LP as included in this Annual Report on Form 10-K (“Annual Report”) and the descriptions included in such Notes are incorporated into the applicable Item by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes.

General Development of Business

The Rouse Company LP (“we,” “TRCLP,” “us,” or the “Company”) is the successor company to The Rouse Company, which was incorporated as a business corporation under the laws of the State of Maryland in 1956.  TRCLP succeeded to the business of The Rouse Company by a merger with TRCLP (the “Merger”) completed on November 12, 2004. The Merger (see Note 1) resulted in TRCLP being a subsidiary of General Growth Properties, Inc. (“GGP” or “General Growth”), the second largest publicly traded real estate investment trust (“REIT”) in the United States, incorporated in Delaware and headquartered in Chicago, Illinois. Prior to the Merger, The Rouse Company was one of the largest publicly traded real estate companies in the United States.

General Growth is primarily engaged in the ownership, management, leasing, acquisition, development and expansion of regional mall and community shopping centers, primarily in the United States. General Growth engages in real estate business through its subsidiaries and affiliates, including us. Our primary business is the acquisition, development and management of retail centers, office buildings, mixed-use projects and other commercial properties across the United States. We are also the developer of master-planned communities in and around Columbia, Maryland; Summerlin, Nevada and Houston, Texas.

Until the Merger, we had elected to be taxed as a REIT pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  In 2001, we elected to treat certain subsidiaries as Taxable REIT Subsidiaries (“TRS”), which are subject to Federal and state income taxes. As a subsidiary of General Growth, which is also a REIT, we continue to conduct our community development activities in TRS.

We have five business segments: retail centers, office and other properties, community development, commercial development and corporate. The retail centers segment includes the operation and management of regional shopping centers, downtown specialty marketplaces, the retail components of mixed-use projects and community retail centers. The office and other properties segment includes the operation and management of office and industrial properties and the nonretail components of the mixed-use projects. The community development segment includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada and Houston, Texas. The commercial development segment includes the evaluation of all potential new development projects (including expansions of existing properties) and acquisition opportunities and the management of them through the development or acquisition process. Prior to the Merger, the corporate segment was responsible for shareholder and director services, financial management, strategic planning and certain other general and support functions. Subsequent to the Merger, the majority of the activities relating to the corporate segment are expected to be performed by other operating units within GGP.

We make all key strategic decisions for our wholly-owned properties and, in connection with certain properties owned through joint ventures (“Unconsolidated Real Estate Affiliates”), such strategic decisions are made with our venture partners.  We are also the asset manager for our wholly-owned properties and, through management contracts, most of our unconsolidated real estate affiliates.  As the asset manager, we execute the strategic decisions and directly oversee the day-to-day activities such as leasing, construction management, data processing, maintenance, accounting, marketing, promotional services and security oversight.  We conduct the management activities relating to those unconsolidated real estate affiliates through one of our taxable REIT subsidiaries.  As of December 31, 2004, this taxable REIT subsidiary managed 19 properties with the remaining properties owned by unconsolidated real estate affiliates managed by the applicable joint venture partners.

The majority of the income from our properties is derived from rents received through long-term leases with tenants.  These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease.  The base rent is often subject to scheduled increases during the term of the lease.  Another component of income from our retail tenants is overage rent.  Overage rent is paid by a tenant generally if their sales exceed an agreed upon minimum amount.  Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease.  In addition, our long-term leases generally contain a provision for us to recover certain expenses incurred in the day-to-day operations of the respective properties including common area maintenance and real estate taxes.  The recovery amount is generally related to the tenant’s pro-rata share of space in the property.

The shopping center industry is continually evolving with competitive pressures requiring the ongoing re-evaluation of approaches to shopping center management and leasing.  Management’s strategies to increase equity value and cash flow include:

•      the integration of mass merchandise retailers with traditional department stores;

•      specialty leasing;

•      the inclusion of entertainment-oriented tenants;

•      proactive property management and leasing (including revisions to the mix of tenants at a center);

•      operating cost reductions including those resulting from economies of scale;

•      strategic expansions;

•      redevelopments;

•      capital reinvestment and acquisitions; and

•      selective new shopping center developments and concepts.

Management believes that these approaches should enable us to operate and grow successfully in today’s highly-competitive environment.

We use the following terms in this Annual Report:

•      Anchor - a department store or other large retail store;

•      GLA - gross leaseable retail space, including Anchors and all other leaseable areas;

•      Freestanding GLA - gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a shopping center;

•      Mall GLA - gross leaseable retail space, excluding both Anchors and Freestanding GLA;

•      Mall Stores - stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center; and

•      Total Mall Stores sales - the gross revenue from product sales to customers generated by the Mall Stores.

Since December 31, 2003, we have continued our strategy of selectively acquiring retail centers. In addition, we have continued to realign our office and industrial portfolio by disposing of interests in buildings not located in our master-planned communities of Columbia, Maryland and Summerlin, Nevada, or not part of class “A” urban mixed-use projects. The following is a summary of the more significant acquisitions and dispositions since December 31, 2003:

•      On December 31, 2003 we acquired, for approximately $185 million, certain office buildings and a 52.5% economic interest in entities (which we refer to as the “Woodlands Entities”) that own The Woodlands, a master-planned community in the Houston, Texas metropolitan area, from Crescent Real Estate Equities Limited Partnership.  In connection with this acquisition, we agreed to dispose of Hughes Center, a master-planned business park in Las Vegas, Nevada, comprising eight office buildings totaling approximately 1.1 million square feet, nine ground leases and approximately 13 acres of developable land.  The sales of two of the office buildings and two of the ground leases closed in December 2003.  The remaining properties in Hughes Center were classified as held for sale at December 31, 2003.  In January, February and April 2004, we disposed of the remaining assets in Hughes Center for approximately $182 million.

•      In January 2004, we acquired for approximately $32 million our partners’ interests in the joint venture that is developing Fairwood, a master-planned community in Prince George’s County, Maryland, increasing our ownership to 100%.

•      In February 2004, we agreed to purchase Providence Place, a regional retail center in Providence, Rhode Island, for $270 million in cash and the assumption by us of $306.9 million in property debt.  We closed this transaction in March 2004.

•      In March 2004, we sold our interests in Westdale Mall, a retail center in Cedar Rapids, Iowa for cash of $1.3 million and the assumption by the buyer of $20 million of mortgage debt.

•      In April 2004, we sold most of our interest in Westin New York, a hotel in New York City.

•      In November 2004, we purchased Oxmoor Center, a regional retail center in Louisville, Kentucky, for approximately $63.5 million in cash and the assumption by us of $66.5 million in mortgage debt.

Financial Information about Industry Segments

Information regarding our segments is incorporated herein by reference to Note 9.

Narrative Description of the Business

Retail Centers:

At December 31, 2004, we owned, in whole or in part, and operated:

•      30 regional retail centers encompassing 34.6 million square feet, including 21.7 million square feet leased to or owned by department stores;

•      5 downtown specialty marketplaces with 1.0 million square feet of leaseable space;

•      Retail components of 9 mixed-use projects aggregating 2.5 million square feet of leaseable space; and

•      4 community retail centers in Baltimore, Maryland and Summerlin, Nevada with 0.8 million square feet of leaseable space.

The table below shows the largest tenants by trade name as of December 31, 2004 based on consolidated rents.

Tenant Name	Percentage of Consolidated Rents

Victoria’s Secret	1.59%
The Gap (1)	1.27%
Foot Locker	1.16%
Abercrombie & Fitch	1.16%
New York & Company	0.97%
American Eagle Outfitters	0.96%
Children’s Place, The	0.94%
Banana Republic (1)	0.93%
GapKids-BabyGap (1)	0.85%

(1) Under common ownership by The Gap, Inc.

While the market share of traditional department store anchors have been declining, strong anchors continue to play an important role in maintaining customer traffic in our retail centers. Generally, higher levels of customer traffic will result in higher tenant sales, a greater demand for space by other tenants and more favorable leasing terms (including higher minimum rents) for our space.

Most anchors at our retail centers own their buildings, the land under them and, in some cases, adjacent parking areas. Some anchors enter into long-term lease agreements at rates that are generally lower than the rents charged to other tenants at the retail center. Accordingly, anchors do not provide a significant source of revenues in our operating results. Anchors typically enter into reciprocal easement and other agreements that cover items such as operational matters, initial construction and future expansion.

The following table summarizes the Anchor sites within our portfolio (including our unconsolidated real estate affiliates) as of December 31, 2004 and identifies the owners of the Anchors and the trade names on their stores:

Owner/Trade Name	Locations
May Company
Filene’s	1
Foley’s	5
Hecht’s	5
Lord & Taylor	12
Marshall Field’s	3
Marshall Field’s Men & Home	2
Marshall Field’s Women	2
Robinson-May	1
Strawbridge’s	1
32
Federated Department Stores
Bloomingdale’s	3
Bloomingdale’s Home	2
Burdines-Macy’s	2
Lazarus	1
Macy’s	9
Macy’s Home	1
Rich’s-Macy’s	2
Rich’s Furniture	1
21

Sears	18
JCPenney	17
Dillard’s	15
Nordstrom	12
Mervyn’s	4
Saks Incorporated
Saks Fifth Avenue	4
AMC Theatres	3
Neiman Marcus	3
Dick's Sporting Goods	3
Other sites	6
Unoccupied sites	4
Total Anchor sites	142

May Department Stores Company and Federated Department Stores, Inc. announced a merger agreement in February 2005 with a closing expected in the third quarter of 2005. We have 9 properties with both a May and Federated Anchor.

Office and Other Properties:

At December 31, 2004, we owned, in whole or in part, and operated:

•      Office components of 9 mixed-use projects with approximately 2.7 million square feet of leaseable space;

•      28 office and industrial buildings with approximately 1.1 million square feet of leaseable space and other properties in and around Las Vegas, Nevada;

•      17 office and industrial buildings with approximately 1.4 million square feet of leaseable space in Columbia, Maryland; and

•      56 office and industrial buildings with approximately 3.8 million square feet of leaseable space primarily in the Baltimore-Washington corridor or in the Houston, Texas metropolitan area.

As of December 31, 2004, our largest tenants in terms of aggregate annualized effective rents in our office properties are as follows:

Tenant	Percentage of Annualized Rent

Pinnacle West Capital Corp./APS	7.03%
Carefirst of Maryland	6.47%
Bechtel SAIC Company, LLC	4.37%
Snell & Wilmer, LLP	3.81%
Highmark, Inc.	2.32%
Bullivant Houser Bailey	1.52%
Enterprise Group, Inc.	1.17%
AON Service Corporation	1.08%

Development:

We renovate, expand and redevelop existing retail centers and develop suburban and urban retail centers, mixed-use projects and office and industrial buildings primarily for ourselves or ventures in which we have invested.

We recently completed the development of Fashion Show, in Las Vegas, Nevada.  The first phase of this redevelopment opened in November 2002, and the second phase opened in October 2003.  We are planning new retail center developments in San Antonio, Texas; Dade County, Florida; and Summerlin, Nevada.

Community Development

We are the developer of the master-planned communities of Columbia, Maryland; Summerlin, Nevada; Bridgelands, Texas; The Woodlands, Texas; and Fairwood, Maryland as described below. We develop and sell land in these communities to builders and other developers for residential, commercial and other uses.  We may also develop some of this land for our own purposes. Columbia is located in the Baltimore-Washington corridor and encompasses approximately 18,000 acres.  We own approximately 700 saleable acres of land in and around Columbia, including the adjacent communities of Emerson and Stone Lake.

Summerlin is located immediately north and west of Las Vegas and encompasses approximately 22,500 acres.  We own approximately 6,900 saleable acres of land in Summerlin.

In May 2003, we acquired approximately 8,060 acres of land, which we have named Bridgelands, to be developed and sold in the western Houston, Texas metropolitan area. During the remainder of 2003 and in 2004, we purchased additional parcels and now own approximately 10,000 acres of contiguous land of which approximately 7,300 acres are saleable. We began development activities on Bridgelands in 2004 and expect to begin selling portions of this land in 2005.

On December 31, 2003 we acquired certain office buildings and a 52.5% economic interest in The Woodlands, a master-planned community in the Houston, Texas metropolitan area, from Crescent Real Estate Equities Limited Partnership.  Assets owned by the Woodlands Entities at the time of acquisition included approximately 7,600 acres of land, three golf course complexes, a resort conference center, a hotel, interests in seven office buildings and other assets. Two of the office buildings were sold during 2004.

We are developing Fairwood, a community in Prince George’s County, Maryland.  Fairwood contains over 1,000 acres of unimproved land at December 31, 2004.

We sell land in our community development projects for residential, commercial and other purposes.  Sales for residential purposes are generally to 5 to 10 builders in each community.  In Summerlin, the most active purchasers of residential land were Woodside Homes, William Lyon Homes and Ryland Homes.  In 2004, sales to these three homebuilders accounted for 48% of all residential sales in Summerlin.  In and around Columbia (including Fairwood), the most active purchasers of residential land were Ryland Homes, Patriot Homes, Miller and Smith Homes and Goodier Builders.  In 2004, sales to these four homebuilders accounted for 67% of all residential sales in our Maryland community development projects.

Competition

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

Environmental Matters

Under various Federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate.  These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances.  The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral.  In connection with its ownership and operation of our properties, we, or the relevant property venture through which the property is owned, may be potentially liable for such costs.

Substantially all of our properties have been subject to environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed and surrounding properties.  The Phase I environmental assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls (“PCBs”) and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.  A Phase II assessment, when necessary, was conducted to further investigate any issues raised by the Phase I assessment.  In each case where Phase I and/or Phase II assessments resulted in specific recommendations for remedial actions required by law, management has either taken or scheduled the recommended action.

Neither the Phase I nor the Phase II assessments have revealed any environmental liability that we believe would have a material effect on our overall business, assets or results of operations, nor are we aware of the existence of any such liability.  Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware.  Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

In 2002, the President and Congress approved the Yucca Mountain site in Nevada for development of a repository site for highly radioactive materials.  Yucca Mountain is located approximately 100 miles from Las Vegas.  For the project to proceed, other approvals are necessary, including a license from the U.S. Nuclear Regulatory Commission or NRC.  The Department of Energy’s 2003 Strategic Plan, dated September 30, 2003, listed the licensing, construction and operation of the repository site at Yucca Mountain by 2010 as a major goal.  In July 2004, the United States Court of Appeals for the D.C. Circuit rejected a number of challenges brought by the State of Nevada, local governmental units, environmental groups and trade associations with respect to the proposed Yucca Mountain repository and invalidated a portion of the EPA’s and NRC’s regulations governing the proposed repository.

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

Employees

As of March 1, 2005, we had no employees as all individuals working at our properties were employed by other subsidiaries of General Growth.

Insurance

We have comprehensive liability, fire, flood, earthquake, terrorist, extended coverage and rental loss insurance.  Our management believes that all of our properties are adequately covered by insurance.

Available Information

Information on the Company can be found on the Internet at www.generalgrowth.com.  The website contains information about General Growth and the Company. As the Company is a subsidiary of General Growth, information with respect to our Corporate Governance Principles, charters of the Audit Committee, Compensation Committee, and Nominating/Governance Committee of our Board of Directors and our Business Conduct and Ethics Policy (including any subsequent amendments to, or waivers from, our Business Conduct and Ethics Policy) can be found by reference to those applicable documents for GGP.  Copies of each of GGP’s and our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge from the website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

Any of the above documents, and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained in print without charge by any shareholder who requests them by writing David Lozano, Investor Relations Coordinator, General Growth Properties, Inc. 110 N. Wacker Drive, Chicago, IL 60606, or by email at David.Lozano@generalgrowth.com.

Item 2. Properties.

Information regarding our operating properties, including those owned by unconsolidated real estate affiliates as of December 31, 2004, is presented in the following tables.  Anchors include all stores with GLA greater than 30,000 square feet. To the extent a property does not have any anchor space, significant tenants have been included.  The ownership of most of our properties is subject to mortgage financing. Some of our properties are subject to ground leases, all of which provide an option to purchase the underlying land and typically provide us a right of first refusal in the event of a proposed sale of the land by the landlord. Information regarding encumbrances on these properties is included in Schedule III of this Annual Report.

OPERATING PROPERTIES

Consolidated Retail Centers (Note 1)	Date of Opening or Acquisition (Note 3)	Anchors/Significant Tenants	Retail Square Footage
			Mall Only	Total Center
Arizona Center, Phoenix, AZ (Note 4)	11/90	AMC Arizona Center 24	168,469	168,469
Augusta Mall, Augusta, GA (Note 4)	8/78	Dillard’s; JCPenney; Rich’s-Macy’s; Sears; Rich’s Furniture	317,195	1,066,418
Bayside Marketplace, Miami, FL (Note 4)	4/87	The Disney Store; Victoria’s Secret	223,821	223,821
Beachwood Place, Cleveland, OH	8/78	Dillard’s; Nordstrom; Saks Fifth Avenue	348,594	912,941
Collin Creek, Plano, TX	9/95	Dillard’s; Foley’s; JCPenney; Mervyn’s; Sears	322,991	1,113,074
The Mall in Columbia, Columbia, MD	8/71	Hecht’s; JCPenney; Lord & Taylor; Nordstrom; Sears; L.L.Bean; AMC Columbia 14	584,092	1,384,260
Faneuil Hall Marketplace, Boston, MA (Note 4)	8/76	Ann Taylor; Crate & Barrel	197,946	197,946
Fashion Place, Salt Lake City, UT (Note 4)	10/98	Dillard’s; Nordstrom; Sears	310,191	876,164
Fashion Show, Las Vegas, NV	6/96	Dillard’s; Macy’s; Neiman Marcus; Nordstrom; Robinsons-May; Saks Fifth Avenue; Bloomingdale’s Home	530,766	1,764,562
The Gallery at Harborplace, Baltimore, MD	9/87	Brooks Brothers, Forever 21; Gap	132,992	132,992
Governor’s Square, Tallahassee, FL (Note 4)	8/79	Burdines-Macy’s; Dillard’s; JCPenney; Sears	346,118	1,037,723
Harborplace, Baltimore, MD (Note 4)	7/80	Ann Taylor; J Crew	141,320	141,320
Hulen Mall, Ft. Worth, TX	8/77	Dillard’s; Foley’s; Sears	344,557	941,127
Lakeside Mall, Sterling Heights, MI	5/02	JCPenney; Lord & Taylor; Marshall Field’s Men & Home; Marshall Field’s Women; Sears	508,132	1,458,432
Mall St. Matthews, Louisville, KY (Note 4)	3/62	Dillard’s (two stores); JCPenney	376,979	1,094,684
Metro Plaza, Baltimore, MD	10/56	Dollar Store; Social Services	135,031	135,031
Mondawmin Mall, Baltimore, MD	10/56	New York & Company; Stop, Shop & Save	319,277	319,277
North Star, San Antonio, TX	9/60	Dillard’s; Foley’s; Macy’s; Mervyn’s; Saks Fifth Avenue	466,246	1,259,073
Oakwood Center, Gretna, LA	10/82	Dillard’s; JCPenney; Mervyn’s; Sears; Marshalls	353,873	952,220
Oviedo Marketplace, Orlando, FL	3/98	Burdines-Macy’s; Dillard’s; Sears; Regal Cinemas 22	333,788	951,672
Owings Mills, Baltimore, MD	7/86	Hecht’s; JCPenney; Macy’s; AMC Owings Mills 17	436,410	1,083,447
Oxmoor Center, Louisville, KY	11/04	Dick's Sporting Goods; Lazarus; Sears; Von Maur	282,979	930,045
Paramus Park, Paramus, NJ	3/74	Macy’s; Sears; Fortunoff	311,170	770,227
Pioneer Place, Portland, OR (Note 4)	3/90	Saks Fifth Avenue	308,134	368,134
Providence Place	3/04	Filene’s; Lord & Taylor; Nordstrom	748,439	1,271,439
Ridgedale Center, Minneapolis, MN (Note 4)	1/89	JCPenney; Marshall Field’s Men & Home; Marshall Field’s Women; Sears	332,162	1,034,542
Riverwalk, New Orleans, LA (Note 4)	8/86	Abercrombie & Fitch; Victoria’s Secret	187,649	187,649
South Street Seaport, New York, NY (Note 4)	7/83	Ann Taylor; Brookstone	285,385	285,385
Southland Center, Taylor, MI	1/89	JCPenney; Marshall Field’s; Mervyn’s	282,592	865,629
Staten Island Mall, Staten Island, NY	11/80	JCPenney; Macy’s; Sears; Macy’s Home	614,905	1,272,268
The Streets at South Point, Durham, NC	5/02	Hecht’s; JCPenney; Nordstrom; Sears; Belk	580,475	1,327,396
The Village of Cross Keys, Baltimore, MD	9/65	Elizabeth Arden Spa, Talbots, Williams Sonoma	73,982	73,982
Westlake Center, Seattle, WA	10/88	Express Womens, PF Chang’s	104,631	104,631
White Marsh, Baltimore, MD	8/81	Hecht’s; JCPenney; Macy’s; Sears	366,451	1,151,045
Willowbrook, Wayne, NJ	9/69	Bloomingdale’s; Lord & Taylor; Macy’s; Sears	494,614	1,522,614
Woodbridge Center, Woodbridge, NJ	3/71	JCPenney; Lord & Taylor; Macy’s; Sears; Fortunoff; Dick's Sporting Goods	549,608	1,634,643
		Total Consolidated Centers in Operation	12,421,964	30,014,282

Bridgewater Commons, Bridgewater, NJ	12/98	Bloomingdale’s; Lord & Taylor; Macy’s	377,971	880,847
Christiana Mall, Newark, DE	5/03	JCPenney; Lord & Taylor; Macy’s; Strawbridge’s	312,182	1,083,586
Highland Mall, Austin, TX (Note 4)	8/71	Dillard’s (two stores); Foley’s; JCPenney	381,548	1,100,289
Mizner Park, Boca Raton, FL (Note 4)	12/03	Robb & Stucky	156,715	236,537
Oakbrook Center, Oak Brook, IL	5/02	Lord & Taylor; Marshall Field’s; Neiman Marcus; Nordstrom; Sears; Bloomingdale’s Home	813,450	2,003,216
Park Meadows, Littleton, CO	7/98	Dillard’s; Foley’s; JCPenney; Nordstrom; Dick's Sporting Goods	607,651	1,630,561
Perimeter Mall, Atlanta, GA	8/71	Bloomingdale’s; Nordstrom; Rich’s-Macy’s	499,064	1,284,880
Towson Town Center, Baltimore, MD	10/98	Hecht’s; Nordstrom; Nordstrom Rack	515,158	965,287
Village Centers in Summerlin, NV Centerpointe	9/01	—	144,635	144,635
Village Centers in Summerlin, NV Lake Meade	5/97	—	68,528	68,528
Village Centers in Summerlin, NV Trails Village Partnrs	5/97	—	169,660	169,660
Village of Merrick Park, Coral Gables, FL (Note 4)	9/02	Neiman Marcus; Nordstrom	407,304	737,304
Water Tower Place, Chicago, IL	5/02	Lord & Taylor; Marshall Field’s	285,718	712,761
		Total Proportionate Share Centers in Operation (Note 2)	4,739,584	11,018,091

		Total Retail Centers in Operation	17,161,548	41,032,373

Note 1—Includes projects wholly owned by subsidiaries of the Company and projects in which the Company has a majority interest and control.

Note 2—Includes projects owned by unconsolidated real estate affiliates or partnerships in which the Company’s interest is at least 30%.

Note 3—Date of acquisition is the date the Company first acquired an interest in the property.

Note 4—Property subject to ground lease.

Office and Other Properties in Operation

Consolidated Office and Other Properties (Note 1)	Location	Square Feet
Arizona Center (Note 3)	Phoenix, AZ
Garden Office Pavilion		113,481
One Arizona Center Office Tower		321,682
Two Arizona Center Office Tower		452,713
The Gallery at Harborplace	Baltimore, MD
Office Tower		260,901
Pioneer Place (Note 3)	Portland, OR
Office Tower		282,270
Village of Cross Keys	Baltimore, MD
Village Square Offices		72,668
Quadrangle Offices		109,317
Westlake Center (Note 3)	Seattle, WA
Office Tower		346,072
Columbia Industrial (6 buildings)	Columbia, MD
Riverspark I Building A		75,786
Riverspark I Building B		46,740
Riverspark I Building C		37,633
Riverspark II Building 1		38,539
Riverspark II Building 2		62,336
Riverspark II Building 3		45,314
Columbia Office (11 buildings)	Columbia, MD
10 Columbia Corporate Center		86,789
20 Columbia Corporate Center		102,912
30 Columbia Corporate Center		128,576
40 Columbia Corporate Center		139,416
50 Columbia Corporate Center		111,877
60 Columbia Corporate Center		101,982
70 Columbia Corporate Center		169,898
American City Building		116,182
Exhibit Building		18,962
Ridgely Building		39,111
Teacher’s Building (CA Building)		43,369
Hunt Valley Business Center (17 buildings)	Baltimore, MD
Shawan Center – 201 International		78,417
Shawan Center - Centerpointe		127,919
Schilling North		98,786
Schilling South		106,257
Building 5		41,102
Building 12		68,387
Building 25		64,106

Building 32		46,851
Building 35		29,790
Building 36		71,572
Building 43		55,249
Building 44		21,247
Building 55		67,312
Building 55A		67,953
Building 72		72,228
Building 75		210,638
Loveton 9		52,452
Owings Mills Town Center (4 buildings)	Baltimore, MD
One Owings Mills		130,536
Two Owings Mills		193,577
Three Owings Mills		272,271
Four Owings Mills		117,658
Rutherford Business Center (20 buildings)	Baltimore, MD
Ambassador A		7,453
Ambassador B		11,144
Ambassador C		10,945
Ambassador D		50,906
Parkview 1		29,457
Parkview 2		8,879
Parkview 3		9,001
Parkview 4		9,018
Rutherford Building 4		46,971
Rutherford Building 5		63,865
Rutherford Building 6		65,673
Rutherford Building 10		84,946
Rutherford Building 12		58,606
Rutherford Building 29		59,202
Rutherford Building 30		59,057
Rutherford Building 46		38,930
Rutherford Building 60		83,435
15 Governor’s Court		14,568
17 Governor’s Court		14,701
21 Governor’s Court		56,098

Summerlin Commercial (28 buildings)	Summerlin, NV
10190 Covington Cross Drive		74,723
10000 Covington Cross – WS		35,867
9950/80 Covington Cross (5 buildings)		81,712
1251/81 Town Center Drive (4 buildings)		54,168
1201/41 Town Center Drive (1 building)		75,936
9901/21 Covington Cross (3 buildings)		57,110
1160/80 Town Center Drive (2 buildings)		104,567
1120/40 Town Center Drive (2 buildings)		103,852
1635 Village Center Circle		49,411
1645 Village Center Circle		38,539
1551 Hillshire Drive		69,500
10000 West Charleston		71,388
Corporate Point Building 2		41,390
Corporate Point Building 3		68,346
10450 West Charleston		71,607
Crossing Business Center #6		52,975
Crossing Business Center #7		58,950
Woodlands Office (4 buildings)	Houston, TX	267,383
Other Office Projects (6 buildings)
Faneuil Hall Marketplace – Office	Boston, MA	155,205
Triangle I	Baltimore, MD	24,340
Triangle II	Baltimore, MD	17,605
Triangle III	Baltimore, MD	21,021
Triangle IV	Baltimore, MD	11,352
Senate Plaza	Camp Hill, PA	221,352
	Total Consolidated Office and Other Properties	7,929,988

Mizner Park	Boca Raton, FL
Office Plaza		104,108
Office Tower		163,821
Oakbrook Center Office	Oak Brook, IL
Professional Building		60,216
East Building		76,029
North Building		103,671
Village of Merrick Park	Coral Gables, FL	100,790
Water Tower Place Office	Chicago, IL	86,185
Woodlands Office/Industrial (5 buildings)	Houston, TX	347,599
	Total Proportionate Share Office and Other Properties (Note 2)	1,042,419

	Total Office and Other Properties in Operation	8,972,407

Note 1—Includes projects wholly owned by subsidiaries of the Company and projects in which the Company has a majority interest and control.

Note 2—Includes projects owned by unconsolidated real estate affiliates or partnerships in which the Company’s interest is at least 30%.

Note 3—Property subject to ground lease.

		Project Square Footage
Projects Under Construction or in Development	Department Stores/Anchor Tenants	Total	Tenant Space
Bridgewater Commons Expansion, Bridgewater, NJ	Macy’s Expansion	140,000	90,000
Kendall Town Center, Miami, FL	Dillard’s; Muvico 20	778,000	140,000
Perimeter Mall, Atlanta, GA	Dillard’s	200,000	—
The Shops at La Cantera, San Antonio, TX	Dillard’s; Foley’s; Neiman Marcus; Nordstrom	1,300,000	380,000
Summerlin Centre, Summerlin, NV (Phase I)	2-3 anchors	850,000	350,000
The Crossing Business Center, Summerlin, NV	Office/Industrial	55,000	55,000
	Total Projects Under Construction or in Development	3,323,000	1,015,000

Item 3. Legal Proceedings.

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us, the properties or any of the unconsolidated real estate affiliates.  For information about certain environmental matters, see “Item 1 - Business - Environmental Matters.”

Item 4. Submission of Matters to a Vote of Security Holders.

On August 19, 2004, The Rouse Company executed a definitive Merger Agreement with GGP. The Merger required the approval of a majority of the holders of The Rouse Company common stock. A special meeting of stockholders was held for such purpose on November 9, 2004. A total of 103,687,720 shares were eligible to vote. The following votes of the stockholders were obtained:

Matter	Number of Shares for	Opposed	Abstained

Approval of Merger Agreement between The Rouse Company and GGP dated August 19, 2004	75,477,476	230,629*	55,821

* Includes broker non-votes.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Rouse Company’s common stock was, until the Merger on November 12, 2004, listed on the New York Stock Exchange (“NYSE”) and was traded under the symbol “RSE.” Immediately following the Merger, the common stock was delisted from the NYSE and through a series of transactions, The Rouse Company was converted to a limited partnership with all of the partnership interests now held by GGP or its subsidiaries.

The following table summarizes the high and low sales prices per share of The Rouse Company common stock as reported by the NYSE, and the distributions per share of common stock declared for each such period prior to the Merger.

2004	Price		Declared
Quarter Ended	High	Low	Distribution
March 31	$53.28	$46.00	$0.47
June 30	53.91	40.11	0.47
September 30	67.09	47.28	0.47
December 31	N/A	N/A	2.59

2003	Price		Declared
Quarter Ended	High	Low	Distribution
March 31	$35.19	$30.45	$0.42
June 30	39.40	34.33	0.42
September 30	41.90	38.13	0.42
December 31	47.22	41.90	0.42

Item 6. Selected Financial Data.

The following table (in thousands)  sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	2004	2003	2002	2001	2000

Segment Revenues:
Retail Centers:
Minimum and percentage rents	$526,446	$497,946	$454,277	$367,756	$369,253
Other rents and other revenues	363,196	345,295	321,236	269,455	262,450
	889,642	843,241	775,513	637,211	631,703

Office and other properties:
Minimum and percentage rents	129,358	155,447	156,407	157,831	167,033
Other rents and other revenues	109,861	45,547	48,784	45,885	49,198
	239,219	200,994	205,191	203,716	216,231
Community development	494,344	291,439	240,992	218,322	215,459
	1,623,205	1,335,674	1,221,696	1,059,249	1,063,393

Segment operating expenses:
Retail centers	348,648	334,336	305,686	261,494	263,365
Office and other properties	140,422	78,810	80,195	75,814	77,538
Community development	324,456	167,549	154,827	140,317	145,594
Commercial development	18,685	13,833	12,986	6,871	7,701
Corporate	27,174	26,951	29,874	13,138	9,357
	859,385	621,479	583,568	497,634	503,555

Net operating income by segment:
Retail Centers	540,994	508,905	469,827	375,717	368,338
Office and other properties	98,797	122,184	124,996	127,902	138,693
Community development	169,888	123,890	86,165	78,005	69,865
Commercial development	(18,685)	(13,833)	(12,986)	(6,871)	(7,701)
Corporate	(27,174)	(26,951)	(29,873)	(13,138)	(9,357)

Net Operating Income (Note 1)	$763,820	$714,195	$638,129	$561,615	$559,838

	2004	2003	2002	2001	2000

Reconciliation to net earnings (loss):
Net Operating Income (Note 1)	$763,820	$714,195	$638,129	$561,615	$559,838
Ground rent, interest and other financing expenses (Note 2)	(293,793)	(295,908)	(293,233)	(274,786)	(295,745)
Depreciation and amortization	(193,437)	(171,183)	(129,305)	(100,182)	(71,163)
Income taxes, primarily deferred	(39,505)	(42,598)	(29,151)	(26,639)	(92)
Net gains on dispositions of interests in operating properties	14,121	26,632	48,946	(58)	42,601
Impairment losses on operating properties	(69,538)	—	—	(374)	(8,858)
Our share of depreciation and amortization, impairment losses, gains (losses) on dispositions of interests in operating properties, gains (losses) on early extinguishment of debt and income taxes, primarily deferred, of unconsolidated real estate affiliates and discontinued operations, net	4,030	53,982	(71,453)	(47,643)	(58,505)
Other (provisions and losses) gains, net	(460,459)	(24,531)	(24,082)	(816)	2,409
Cumulative effect at January 1, 2001 of change in accounting for derivative instruments and hedging activities	—	—	—	(411)	—

Net earnings (loss)	$(274,761)	$260,589	$139,851	$110,706	$170,485

Note:

(1)                Net Operating Income (“NOI”) data included in this five-year summary is presented by segment.  Consistent with the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” segment data are reported using the performance measure and accounting policies used for internal reporting to management.  The performance measure is NOI.  We define NOI as net earnings (computed in accordance with U.S. generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, net gains (losses) on dispositions of interests in operating properties not developed for sale, net of income taxes, impairment losses on operating properties, other provisions and losses, real estate depreciation and amortization, current and deferred income taxes and interest and other financing expenses.  Other financing expenses are defined in Note 2 below.  The accounting policies of the segments are the same as those of the Company, except that we account for the majority financial interest ventures (prior to our 2001 acquisition of voting stock) on a consolidated basis rather than using the equity method; we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures (“proportionate share ventures”) using the proportionate share method rather than the equity method; we include our share of NOI less interest and other financing expenses of other unconsolidated minority interest ventures (“other ventures”) in revenues; and we include discontinued operations and minority interests in NOI rather than presenting them separately.  These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings. NOI is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles.  Additionally, NOI is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

(2)                Ground rent, interest and other financing expenses include interest expense, distributions on The Rouse Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock, ground rent expense and certain preference returns to partners, net of interest income earned on corporate investments, and are determined using the segment accounting policies discussed in Note 1 above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference.  The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

Merger with General Growth Properties, Inc.

On August 19, 2004, The Rouse Company executed a definitive merger agreement (the “Merger”) with General Growth Properties, Inc. (“GGP”). On November 12, 2004, the Merger was completed, the common stock of The Rouse Company was canceled, The Rouse Company was merged with and into us, and a subsidiary of GGP was then merged with and into us. We are now a subsidiary of GGP.

Typically, the effects of a merger transaction are reflected in the financial statements of the acquired company by adjusting its basis of assets and liabilities to their fair values in order to reflect the purchase price paid in the acquisition. However, there are certain exceptions (related to the presence of public debt that is qualitatively or quantitatively significant) to this requirement that would allow a Company to elect to not apply this general practice. As described above, the Merger took place on November 12, 2004. Applying these purchase accounting adjustments in 2004 would require that the operations of the Company for 2004 be split between pre- and post-Merger activity. This presentation in our financial statements would not be comparable to the operations presented for previous years. Accordingly, we have elected to not reflect these purchase accounting adjustments in our consolidated financial statements for 2004. As a result of this election, the post-Merger presentation retains our historical cost basis. Consequently, the presentation of our assets and liabilities and post-Merger operations will differ from the presentation of the same assets, liabilities and operations included in the financial statements of GGP as the consolidated financial statements of GGP are required to be presented with such purchase accounting adjustments.

However, we intend to reflect these adjustments in our financial statements for 2005. When these adjustments are made, the applicable comparable periods for 2004 will be restated to also reflect these adjustments. In this way, comparable periods can be evaluated within our financial statements and a single underlying set of information can be used for both ours and GGP’s consolidated statements. These adjustments in 2005 will result in the property assets of our operating properties and our land held for development and sale assets being restated to their fair values. As a result, we expect significant increases in depreciation and amortization expense and cost of land sales.

Approximately $382 million in expenses are included in continuing operations for 2004 relating to costs incurred in preparing for and completing the Merger. These expenses include:

•                  Additional compensation and other costs of merger with GGP ($336.3 million)

•                  Interest on extraordinary dividends ($23.2 million)

•                  Interest and penalties for other tax-related matters ($22.4 million)

These amounts are included in other provisions and losses (gains), net.

General

Through our subsidiaries and affiliates, we own, manage, lease and develop a diversified portfolio of operating properties located throughout the United States and develop and sell land for residential, commercial and other uses, primarily in our master-planned communities.

We have three operating lines of business:

•                  retail center operations;

•                  mixed-use, office and industrial operations; and

•                  community development and land sales.

Revenues from our retail center operations and office, mixed-use and industrial operations are derived primarily from tenant rents.  Tenant leases in our retail centers generally provide for minimum rent, additional rent based on tenant sales in excess of stated levels and reimbursement of real estate taxes and other operating expenses.  Tenant leases in our office and other properties generally provide for minimum rent and reimbursement of real estate taxes and other operating expenses in excess of stated amounts.  The profitability of our retail centers depends primarily on occupancy and rent levels which, in turn, are affected by the profitability of the tenants.  Tenant profitability depends on a number of factors, including consumer spending, business and consumer confidence, competition and general economic conditions in the markets in which they and we operate.  The profitability of our office and other properties also depends on occupancy and rent levels and is affected by a number of factors, including tenants’ profitability and space needs due to growth or contraction in employment levels, business confidence and competition and general economic conditions in the markets in which they and we operate.

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

Operating Properties

Our primary business strategies relating to operating properties include (1) owning and operating shopping centers and large-scale mixed-use projects in major markets across the United States and (2) owning and operating geographically concentrated office and industrial buildings, principally complementing community development activities.  To execute these strategies, we evaluate opportunities to acquire or develop properties and to redevelop, expand and/or renovate properties in our portfolio.  We made and plan to make substantial investments to acquire, develop and expand and/or renovate properties as follows:

•                  In May 2002, we acquired interests in eight high-quality operating properties from Rodamco North America N.V. (“Rodamco”).

•                  In November 2002, we acquired our partners’ interests in Ridgedale Center, a regional retail center in Minneapolis, Minnesota, and Southland Center, a regional retail center near Detroit, Michigan.

•                  In November 2002, we opened the first phase of the redevelopment of Fashion Show, a retail center on “the Strip” in Las Vegas, Nevada.  We opened the second phase of this project in October 2003.

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

•                  In December 2003, we acquired certain office buildings and a 52.5% interest in entities (which we refer to as the “Woodlands Entities”) that own The Woodlands, a master-planned community in the Houston, Texas metropolitan area. In addition to developable land, we acquired interests in operating properties owned by the Woodlands Entities, including three golf course complexes, a resort conference center, a hotel, interests in seven office buildings and other assets.

•                  In March 2004, we acquired Providence Place, a regional retail center in Providence, Rhode Island.

•                  In November 2004, we acquired Oxmoor Center, a regional center in Louisville, Kentucky.

•                  We are the managing partner in a joint venture that is developing The Shops at La Cantera, a regional retail center in San Antonio, Texas, expected to open in 2005.

•                  We are developing a regional retail center in Miami-Dade County, Florida.

•                  We plan to develop a regional retail center in Summerlin, Nevada.

We continually assess whether properties in which we own interests are consistent with our business strategies. We have disposed of interests in more than 50 retail centers and numerous other properties since 1993 (at times using tax-deferred exchanges or joint ventures) and may continue to dispose of selected properties that are not meeting or are not considered to have the potential to continue to meet our investment criteria.  We may also dispose of interests in properties for other reasons.  We disposed of interests in the following properties during 2003 and 2004:

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

•                  In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida.

•                  In December 2003, we sold our investment in Kravco Investments, L.P.

•                  In December 2003, we disposed of two office properties and two leased restaurant pads, and in 2004, we disposed of interests in eight office properties and nine parcels subject to ground leases, all in Hughes Center, a master-planned business park in Las Vegas, Nevada, concurrent with our acquisition of a 52.5% economic interest in The Woodlands, a master-planned community in Houston, Texas.

•                  In March 2004, we sold our interest in Westdale Mall, a retail center in Cedar Rapids, Iowa.

•                  In April 2004, we sold most of our interest in Westin New York, a hotel in New York City.

•                  In October 2004, we sold two office buildings in the Baltimore-Washington corridor.

Our 2004, 2003 and 2002 acquisition, disposition and development activity is summarized as follows:

Acquisitions

Retail Centers	Interest Acquired (%)	Interest After Acquisition (%)	Acquisition Date

Collin Creek	70	100	May 2002
Lakeside Mall	100	100	May 2002
North Star	96	100	May 2002
Oakbrook Center (1)	47	47	May 2002
Perimeter Mall (2)	50	100	May 2002
The Streets at South Point (3)	94	94	May 2002
Water Tower Place (1)	52	52	May 2002
Willowbrook	62	100	May 2002
Ridgedale Center	90	100	November 2002
Southland Center	90	100	November 2002
Christiana Mall (4)	50	50	April 2003
Staten Island	56	100	August 2003
Mizner Park (5)	50	50	December 2003
Providence Place	100	100	March 2004
Oxmoor Center	100	100	November 2004

Notes:

(1)          Property also contains significant office space.

(2)          We subsequently disposed of this acquired interest in October 2002 and own a 50% interest in the retail center.

(3)          Property began operations in March 2002.

(4)          We acquired a 100% interest in April 2003 and subsequently conveyed a 50% interest in this property in June 2003 pursuant to the terms of a participating mortgage that we assumed in the acquisition.

(5)          Property also contains significant office space in which we acquired a 50% interest in January 2004.

Dispositions

Retail Centers	Disposition Date	Office and Other Properties	Disposition Date

12 Community Retail Centers in Columbia, Maryland	April 2002	Inglewood Business Center	May 2003
(7 buildings)
Franklin Park	April 2002	Hunt Valley Business Center	June 2003
Tampa Bay Center	December 2002	(1 building)
Cherry Hill Mall	April 2003	Hughes Center	See Note below
Exton Square	April 2003	Most of our interest in Westin New York	April 2004
The Gallery at Market East	April 2003	Hunt Valley Business Center	October 2004
Moorestown Mall	April 2003	(2 buildings)
Echelon Mall	May 2003
Plymouth Meeting	May 2003
The Jacksonville Landing	August 2003
Westdale Mall	March 2004

Note:

We transferred two office properties and two leased restaurant pads in Hughes Center, a master-planned business park in Las Vegas, Nevada, concurrent with our acquisition of 52.5% economic interest in The Woodlands. We disposed of most of our remaining assets in Hughes Center during 2004.

Disposition decisions and related transactions and changes in expected holding periods or use may cause us to recognize gains or losses that could have material effects on reported net earnings in future quarters or fiscal years, and, taken together with the use of sales proceeds, may have a material effect on our overall consolidated financial position.

Development Projects

Retail Centers	Date Opened	Office and Other Properties	Date Opened

Village of Merrick Park (1)	September 2002	Summerlin Town Center	June 2003
Fashion Show Redevelopment - Phase I	November 2002	(1 building)
Canyon Pointe - Summerlin Community Retail Center (2)	August 2002	Summerlin Town Center (1 building)	November 2003
Fashion Show Redevelopment - Phase II	October 2003

Notes:

(1)                         We have a 40% interest in this project in Coral Gables, Florida.  Project also has office and parking operations.

(2)                         We sold our interest in this project in December 2002.

Community Development

Our primary business strategies relating to community development are to expand and diversify this line of business and to develop and sell land in our planned communities in a manner that increases the value of the remaining land to be developed and sold and to provide current cash flows.  Our major land development projects include communities in and around Columbia in Howard County, Maryland; Summerlin, Nevada; and Houston, Texas.  In addition, at December 31, 2003, we held a partial interest in an unconsolidated real estate venture that is developing Fairwood, a planned community in Prince George’s County, Maryland.  In January 2004, we acquired our partners’ interests and now own a 100% interest in this venture. We consolidated this venture from the date of acquisition.  To leverage our experience and provide further growth and diversification, we seek and evaluate opportunities to acquire new and/or existing community development projects.  In May 2003, we purchased approximately 8,060 acres of land to be held for development and sale in the Houston, Texas metropolitan area. We purchased additional parcels adjacent to this land during the remainder of 2003 and in 2004 and now own approximately 10,000 acres of contiguous land of which approximately 7,300 acres are saleable. In 2004, we began significant development activities on this land that we refer to as the Bridgelands, and plan to begin selling this land in 2005.  In December 2003, we acquired a 52.5% economic interest in The Woodlands, a master-planned community in the Houston, Texas metropolitan area, which included at acquisition, among other assets, approximately 5,500 acres of saleable land.

We acquired Summerlin, our master-planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996.  In connection with the acquisition of Hughes, we entered into a Contingent Stock Agreement (“Agreement”) for the benefit of the former Hughes owners or their successors (“beneficiaries”).  Under terms of the Agreement, shares of common stock are issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates to 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates. Subsequent to the Merger, shares of GGP common stock will be used to satisfy distribution requirements. We account for the beneficiaries’ share of earnings from the assets as an operating expense. We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination date as additional investments in the related assets (that is, contingent consideration).

Operating Results

The following discussion and analysis of operating results covers each of our business segments, as management believes that a segment analysis provides the most effective means of understanding our business.  It also provides information about other elements of the consolidated statement of operations that are not included in the segment results.  You should refer to the consolidated statements of operations and Note 9.

Comparisons of Net Operating Income (“NOI”) and net earnings from one year to another are affected significantly by the property acquisition, disposition and development activity summarized above. As discussed in more detail below, other factors that have contributed to our operating results in 2004, 2003 and 2002 include the following:

Merger-related matters

•                  recognition of significant merger-related expenses in 2004;

•                  subsequent to the Merger, an increase in mortgage debt secured by our properties; and

•                  different plans and intentions between the management of The Rouse Company and the management of GGP with respect to certain operating properties, arbitration and litigation and disputed matters resulting in loss reserves and other provisions.

Business operations

•                  maintenance of high occupancy levels in retail properties;

•                  higher rents on re-leased space;

•                  strong demand for land in and around Columbia, Summerlin and Houston; and

•                  cost reduction measures.

Other

•                  refinancings of project-related debt at lower interest rates;

•                  redemption of The Rouse Company-obligated mandatorily redeemable securities;

•                  repayments of debt;

•                  costs related to organizational changes;

•                  pension and post-retirement plans curtailment and settlement gains (losses);

•                  establishment of an irrevocable trust for supplemental pension plan obligations; and

•                  costs associated with tax-related matters.

The operating measure used to assess operating results for the business segments is NOI.  We define NOI as segment revenues less segment operating expenses (including provision for bad debts, losses (gains) on marketable securities classified as trading, our partners’ share of NOI of the venture developing The Woodlands, and net gains on sales of properties developed for sale, but excluding income taxes, ground rent expense, distributions on The Rouse Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization).  Additionally, discontinued operations, equity in earnings of unconsolidated real estate affiliates and minority interests are adjusted to reflect NOI on the same basis.  Prior to April 1, 2004, we excluded certain expenses related to organizational changes and early retirement costs from our definition of NOI. Effective April 1, 2004, we revised our definition to include these amounts in our corporate segment, except for such amounts that were incurred as a result of the Merger. We made these reclassifications because these expenses are neither infrequent nor unusual and are becoming a normal cost of doing business.  Amounts for prior periods have been reclassified and conform to the current definition.

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that:

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

•                  we include discontinued operations and minority interests in NOI rather than presenting them separately.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings.

Operating results for the segments are summarized as follows (in millions):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
2004
Revenues	$889.7	$239.2	$494.3	$—	$—	$1,623.2
Operating Expenses	348.7	140.4	324.4	18.7	27.2	859.4
NOI	$541.0	$98.8	$169.9	$(18.7)	$(27.2)	$763.8

2003
Revenues	$843.2	$201.0	$291.5	$—	$—	$1,335.7
Operating Expenses	334.3	78.8	167.6	13.8	27.0	621.5
NOI	$508.9	$122.2	$123.9	$(13.8)	$(27.0)	$714.2

2002
Revenues	$775.5	$205.2	$241.0	$—	$—	$1,221.7
Operating Expenses	305.7	80.2	154.8	13.0	29.9	583.6
NOI	$469.8	$125.0	$86.2	$(13.0)	$(29.9)	$638.1

Segment operating expenses include provision for bad debts, losses (gains) on marketable securities classified as trading, our net gains on sales of properties developed for sale and partner’s share of NOI of the venture developing The Woodlands, and exclude income taxes, ground rent expense, distributions on The Rouse Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the consolidated financial statements and of NOI reported above to earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations in the consolidated financial statements are summarized as follows (in millions):

	2004	2003	2002
Revenues:
Total reported above	$1,623.2	$1,335.7	$1,221.7
Our share of revenues of proportionate share and other ventures and revenues of The Woodlands community development venture	(349.0)	(151.2)	(117.1)
Revenues of discontinued operations	(4.0)	(88.5)	(165.7)
Other	—	0.2	1.2
Total in consolidated financial statements	$1,270.2	$1,096.2	$940.1

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$859.4	$621.5	$583.6
Our share of operating expenses of proportionate share ventures and operating expenses of The Woodlands community development venture and partner's share of its NOI	(241.0)	(50.9)	(36.9)
Operating expenses of discontinued operations	(1.5)	(39.4)	(72.5)
Other	(1.4)	14.2	16.6
Total in consolidated financial statements	$615.5	$545.4	$490.8

Operating results:
NOI reported above	$763.8	$714.2	$638.1
Interest expense	(245.7)	(221.6)	(209.1)
NOI of discontinued operations	(2.5)	(49.1)	(93.2)
Depreciation and amortization	(193.4)	(171.2)	(129.3)
Other provisions and losses, net	(460.5)	(24.5)	(24.1)
Impairment losses on operating properties	(69.5)	—	—
Income taxes, primarily deferred	(39.5)	(42.6)	(29.2)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains on operating properties of unconsolidated real estate affiliates, net	(81.5)	(68.9)	(46.9)
Other	(5.5)	(15.9)	(20.1)
Earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations in consolidated financial statements	$(334.3)	$120.4	$86.2

The reasons for significant changes in revenues and expenses comprising NOI are discussed in the following Business Segment Information section.

Business Segment Information

Operating Properties:  We report the results of our operating properties in two segments:  (1) retail centers and (2) office and other properties.  Our tenant leases provide the foundation for the performance of our operating properties.  In addition to minimum rents, the majority of retail and office tenant leases provide for other rents which reimburse us for certain operating expenses.  Substantially all of our retail leases also provide for additional rent (percentage rent) based on tenant sales in excess of stated levels.  As leases expire, space is re-leased, minimum rents are adjusted to market rates, expense reimbursement provisions are updated and new percentage rent levels are established for retail leases.  Expense reimbursement provisions in our retail leases have historically required tenants to pay their variable shares of a property’s operating costs.  We have begun revising the expense reimbursement provisions so that tenants continue to pay their shares of a property’s real estate tax and utility expenses while paying stated reimbursement rates for all other operating expenses.

Some portions of our discussion and analysis focus on “comparable” properties.  Comparable properties exclude those that have been acquired or disposed of, newly developed or undergone significant expansion in either of the two years being compared and exclude South Street Seaport.  South Street Seaport is a retail center in lower Manhattan that we own and operate. We do not consider South Street Seaport as a comparable property because, with its close proximity to the World Trade Center site, it continues to be significantly affected by lower pedestrian and other traffic and other commercial activity in the area as a result of the September 11, 2001 terrorist attacks. Subsequent to the Merger, management changed its plans and intentions as to the manner in which this property would be operated in the future and revised estimates of the most likely holding period. As a result, we evaluated the recoverability of the carrying amount of the property, determined that the carrying amount was not recoverable from its estimated future cash flows and recognized an impairment loss of $66.6 million.

Retail Centers:

Operating results of retail centers are summarized as follows (in millions):

	2004	2003	2002

Revenues	$889.7	$843.2	$775.5
Operating Expenses	348.7	334.3	305.7
NOI	$541.0	$508.9	$469.8

The $46.5 million increase in segment revenues in 2004 relative to 2003 was attributable primarily to:

•                  the acquisitions of interests in properties in 2004 and 2003 ($76.0 million);

•                  the opening of the second phase of the Fashion Show expansion and additional components of the Village of Merrick Park in 2003 ($16.3 million); and

•                  higher rents on re-leased space at comparable properties.

These increases were partially offset by the effects of the dispositions of interests in properties in 2004 and 2003 ($50.8 million) and lower lease termination income at comparable properties ($3.7 million). Our comparable properties had average occupancy levels of approximately 93.0% in 2004 and 93.5% in 2003.

The $67.7 million increase in segment revenues in 2003 relative to 2002 was attributable primarily to:

•                  the acquisitions of interests in properties in 2003 and 2002 ($111.9 million);

•                  the openings of Village of Merrick Park in 2002 and the first and second phases of the Fashion Show expansion in 2003 and 2002 ($22.7 million); and

•                  higher rents on re-leased space at comparable retail centers.

These increases were partially offset by the effects of the dispositions of interests in properties in 2003 and 2002 ($75.2 million) and lower management contract termination income as 2002 included a payment ($4.8 million) that did not recur in 2003.

The $14.4 million increase in segment operating expenses in 2004 relative to 2003 was attributable primarily to:

•                  the acquisitions of interests in properties in 2004 and 2003 ($33.2 million); and

•                  the opening of the second half of the Fashion Show expansion and additional components of the Village of Merrick Park in 2003 ($ 6.8 million).

These increases were partially offset by the effects of the dispositions of interests in properties in 2004 and 2003 ($24.8 million).

The $28.6 million increase in segment operating expenses in 2003 relative to 2002 was attributable primarily to:

•                  the acquisitions of interests in properties in 2003 and 2002 ($42.0 million) and

•                  the openings of Village of Merrick Park in 2002 and the first and second phases of the Fashion Show expansion in 2003 and 2002 ($13.1 million).

These increases were partially offset by the effects of the dispositions of interests in properties in 2003 and 2002 ($30.4 million) and lower bad debt expenses at comparable retail centers ($1.5 million).

In summary, the $32.1 million increase in NOI in 2004 relative to 2003 was attributable primarily to:

•                  interests in properties acquired ($42.8 million); and

•                  the opening of the second phase of Fashion Show and components of the Village of Merrick Park ($9.5 million).

These increases in NOI were partially offset by the effects of dispositions of interests in properties ($26.0 million).

In summary, the $39.1 million increase in NOI in 2003 relative to 2002 was attributable primarily to:

•                  interests in properties acquired ($69.9 million);

•                  the openings of Village of Merrick Park and the first and second phases of the Fashion Show expansion ($9.6 million); and

•                  an increase in NOI at comparable properties ($11.4 million) due primarily to higher rents on re-leased space.

These increases in NOI were partially offset by the effects of dispositions of interests in properties ($44.8 million) and management contract termination income in 2002 ($4.8 million) that did not recur in 2003.

We anticipate continued growth in NOI from retail centers in 2005, as we expect to benefit from the Merger with GGP, the 2004 acquisitions of interests in Providence Place and Oxmoor Center and the expected opening of LaCantera.  Additionally, we expect to maintain high occupancy levels in our comparable retail properties and to achieve higher rents on re-leased space.  We expect that these increases will be partially offset by the NOI of Westdale Mall, which we disposed of in 2004.

Office and Other Properties:

Operating results of office and other properties are summarized as follows (in millions):

	2004	2003	2002

Revenues	$239.2	$201.0	$205.2
Operating Expenses	140.4	78.8	80.2
NOI	$98.8	$122.2	$125.0

Segment revenues increased $38.2 million in 2004 and decreased $4.2 million in 2003. The increase in 2004 was attributable to the acquisitions of the Woodlands Entities in 2004 ($76.5 million), partially offset by the 2003 and 2004 dispositions ($37.2 million) and lower average occupancy levels at comparable properties (85.0% in 2004 and 87.4% in 2003). The decrease in 2003 was attributable primarily to the sale of eight office and industrial buildings in the Baltimore-Washington corridor and lower average occupancy levels at comparable properties.  These decreases more than offset the effects of the interests in properties acquired from Rodamco in 2002.

Segment operating expenses increased $61.6 million in 2004 and decreased $1.4 million in 2003. The increase in 2004 was attributable to the acquisitions of the Woodlands Entities in 2004 ($74.3 million); partially offset by the 2003 and 2004 dispositions ($12.9 million). The decrease in 2003 was attributable primarily to the disposition of the office and industrial buildings described above and lower operating expenses at comparable office properties.

Difficult general economic conditions and weakening office demand led to higher vacancy rates in our office portfolio.  We expect NOI from our office and other properties segment to decline in 2005 despite the 2004 acquisition, primarily due to the disposal of properties in 2003 and 2004.

Community Development:

Community development operations relate to the communities of Summerlin, Nevada; Columbia, Emerson and Stone Lake in Howard County, Maryland; Fairwood in Prince George’s County, Maryland; and The Woodlands in Houston, Texas.  We have also acquired developable land in the Houston, Texas metropolitan area (which we refer to as “Bridgelands”), began significant development activities on this land in 2004 and plan to begin selling this land in 2005.  We refer to the Maryland properties as our Columbia-based operations.

Revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, regional economic conditions in the Baltimore, Las Vegas and Houston metropolitan areas, levels of homebuilder inventory, availability of saleable land for particular uses and our decisions to sell, develop or retain land.  We believe that land sales in each of the years benefited from low interest rates and availability of mortgage financing, and in 2003 and 2004, growing consumer confidence.  Should interest rates increase significantly or consumer confidence decline, land sales may be adversely affected.  Revenues for community development include land sales to developers and participations with builders in their sales of finished homes to homebuyers.

Operating results of community development are summarized as follows (in millions):

	2004	2003	2002

Nevada-based Operations:
Revenues:
Summerlin	$218.5	$220.6	$129.7
Other	36.3	0.9	46.2
Operating costs and expenses:
Summerlin	133.9	141.0	93.1
Other	30.4	3.8	37.4
NOI	$90.5	$76.7	$45.4
Columbia-based Operations:
Revenues	$109.0	$70.0	$65.1
Operating costs and expenses	43.2	22.8	24.3
NOI	$65.8	$47.2	$40.8
Houston-based Operations:
Revenues	$130.5	$—	$—
Operating costs and expenses	116.9	—	—
NOI	$13.6	$—	$—
Total:
Revenues	$494.3	$291.5	$241.0
Operating costs and expenses	324.4	167.6	154.8
NOI	$169.9	$123.9	$86.2
Operating Margins (NOI divided by Revenues):
Summerlin	38.7%	36.1%	28.2%
Columbia	60.4	67.4	62.7

Revenues from Summerlin operations decreased $2.1 million and NOI increased $5.0 million in 2004. The decrease in revenues is primarily due to fewer acres sold; partially offset by higher pricing and participation in homebuilders’ sales of finished homes. The higher participation income and improved margins on land sales resulted in the increase in NOI. In 2003, revenues increased $90.9 million and NOI increased $43.0 million.  These increases were attributable to higher prices on land sold for residential and commercial purposes.  The increase in operating margins in 2004 and 2003 was due primarily to the effects of higher pricing resulting from increased demand and the limited availability of land for similar uses in the area. Our revenues and NOI from other Nevada-based operations increased $35.4 million and $8.8 million, respectively, in 2004. These changes were attributable primarily to the sale of substantially all remaining investment land at Hughes Center in Las Vegas and in California. In 2003, our revenues and NOI from other Nevada operations decreased $45.3 million and $11.7 million, respectively.  Our revenues and NOI relating to other Nevada operations land holdings in 2002 were attributable to sales of investment land and the recognition of deferred revenue upon the collection of a subordinated note receivable from a 1997 sale of land in California.  There were no significant sales of investment land in 2003.

Revenues and NOI from Columbia-based operations increased $39.0 million and $18.6 million, respectively, in 2004. The increases were attributable primarily to higher land sales for commercial uses and the land sales occurring in Fairwood. We acquired our partners’ interest in Fairwood in January 2004 and, as a result, we allocated our purchase price to the assets of this project based on their fair values. As a result of this recent acquisition, subsequent sales in Fairwood have lower average operating margins than those in other Columbia-based communities. Revenues and NOI from Columbia operations increased $4.9 million and $6.4 million, respectively, in 2003.  These increases were attributable to increased residential land sales in our Howard County communities and a $4.3 million increase in our share of earnings at Fairwood.  These increases were partially offset by lower levels of sales for commercial uses.

Revenues and NOI from Houston-based operations relate to community development activities in The Woodlands, in which we acquired an interest on December 31, 2003. Most of the land sold in The Woodlands was completely developed at the date we acquired our interest. As we allocated our purchase price to the assets of The Woodlands based on their fair values, we recognized little profit on this land. We expect margins to improve as land values appreciate and as additional land is developed and sold.

We expect to benefit from land sales beginning in the Bridgelands community in 2005. Additionally, we expect that land sales of our Nevada-based and Columbia-based operations and at The Woodlands will remain strong in 2005.

Commercial Development:

Commercial development expenses were $18.7 million in 2004, $13.8 million in 2003 and $13.0 million in 2002.  These costs consist primarily of preconstruction expenses and new business costs, net of gains on sales of properties we developed for sale.

Preconstruction expenses relate to retail and office and other property development opportunities which may not go forward to completion.  Preconstruction expenses were $8.6 million in 2004, $2.6 million in 2003 and $7.0 million in 2002.  The higher level of expenses in 2004 and 2002 was primarily attributable to costs for retail project opportunities which we decided not to pursue.

New business costs relate primarily to the evaluation of potential acquisition opportunities and compensation and other employee-related costs incurred in the closings of acquisitions, feasibility studies of development opportunities and disposition activities.  These costs were $10.1 million in 2004, $11.2 million in 2003 and $10.3 million in 2002.

In 2002, we recognized a gain of $4.3 million (excluding related deferred income taxes) on the sale of a community retail center in Summerlin that we developed with the intent of selling.

Corporate:

Corporate operating expenses were $27.2 million in 2004, $27.0 million in 2003 and $29.9 million in 2002.  Corporate operating expenses consist of costs associated with Company-wide activities, which include shareholder relations and Board of Directors costs (prior to the Merger), financial management, strategic planning, charges for organizational changes, and equity in operating results of miscellaneous corporate investments.

Other Operating Information

Continuing operations

Interest:  Interest expense increased $24.1 million and $12.6 million in 2004 and 2003, respectively.  The increases were attributable primarily to interest costs on debt issued and debt assumed related to acquisitions.

Depreciation and amortization:  Depreciation and amortization expense increased $22.2 million and $41.9 million in 2004 and 2003, respectively. The increases were primarily attributable to property acquisitions and to the opening of the Fashion Show expansion.

Other provisions and losses (gains), net:  The other provisions and losses (gains), net are summarized as follows (in millions):

	2004	2003	2002

Costs of Merger with GGP	$336.3	$—	$—
Arbitration and litigation loss reserves	33.5	—	—
Interest on extraordinary dividends	23.2	—	—
Interest and penalties for other tax-related matters	22.4	—	—
Pension and post-retirement plan curtailment loss (gain)	(2.9)	10.2	—
Pension plan settlement loss	34.9	10.8	8.3
Losses on early extinguishment of debt	8.0	7.2	2.3
Impairment provision on other assets	5.1	—	11.6
Gain on foreign exchange derivatives	—	—	(1.1)
Net other	—	(3.7)	3.0
	$460.5	$24.5	$24.1

As a result of the Merger, we recognized significant merger related costs.  Approximately $283.8 million of the costs are attributable to additional compensation expense recognized due to the vesting of stock options and restricted stock, change in control agreements for certain of our top executives, severance costs relating to a plan to involuntarily terminate certain of our employees, and related payroll tax expenses.  We incurred approximately $32.5 million in professional service fees and other costs in connection with the Merger transaction and $20 million for a contribution to The Rouse Company Foundation, a charitable organization that is neither owned nor controlled by us, that was required under the Merger agreement.

We are involved in various arbitration and litigation matters with third parties, some of which arose in the fourth quarter of 2004. Subsequent to the Merger, management evaluated these matters, and in certain cases, as a result of changing circumstances and different plans and intentions with respect to defending and resolving the matters, revised its estimate of possible losses. We estimate that losses in these matters could range between $10 million and $64 million.  However, we believe losses of $33.5 million are the best estimate within that range and, accordingly, have recognized expenses for that amount in the fourth quarter of 2004. We expect that the matters will be resolved prior to December 31, 2005.

We had a qualified defined benefit pension plan (“funded plan”) that covered substantially all employees, and nonqualified unfunded defined benefit pension plans that primarily covered participants in the funded plan whose defined benefits exceed the plan’s limits (“supplemental plan”).  In April 2003, we modified our funded plan and our supplemental plan so that covered employees would not earn additional benefits for future services.  The curtailment of the funded and supplemental plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million in 2003.  In February 2004, we adopted a proposal to terminate our qualified and supplemental plans. On October 4, 2004, we began distributing the plan’s assets to its beneficiaries. Concurrent with the first distributions from the qualified plan, we terminated our supplemental plan by merger into our nonqualified supplemental defined contribution plan. As of December 31, 2004 the distributions were completed. We incurred settlement losses of $34.9 million, $10.8 million and $8.3 million in 2004, 2003 and 2002, respectively, related to lump-sum distributions made primarily as a result of the plan termination in 2004 and retirements as a result of organizational changes and early retirement programs offered in 2003 and 2002.  The lump-sum distributions were paid to participants primarily from assets of our funded plan, or with respect to the supplemental plan, from contributions made by us.

We also have a retiree benefits plan that has historically paid postretirement medical and life insurance benefits to full-time employees who met minimum age and service requirements.  We pay a portion of the cost of participants’ life insurance coverage and make contributions to the cost of participants’ medical coverage based on years of service, subject to a maximum annual contribution. Effective December 31, 2004 modifications were made to the plan so that employees’ retiring on or after January 1, 2005 would no longer be eligible for this benefit. The curtailment of this plan required us to immediately recognize substantially all unamortized prior service credit and unrecognized transition obligation, resulting in a curtailment gain of approximately $3 million.

One of the conditions for closing the Merger was that we deliver to GGP an opinion of tax counsel acceptable to GGP with respect to our qualification as a REIT.  In preparing for the Merger, we discovered that we may have had non-REIT earnings and profits that we did not distribute to our shareholders.  These earnings and profits include non-REIT earnings and profits we would have succeeded to in 2001 if a tax election we made in 2001 with respect to one of our subsidiaries was determined to be invalid. Such earnings and profits also included earnings and profits which might be attributed to certain intercompany transactions. Based on advice from our outside legal counsel who assisted us with REIT tax matters and our internal analysis, we believed that paying additional distributions to our shareholders (which we refer to as extraordinary dividends) and making payments of additional tax, interest and penalties were the most expedient courses of action to take.  On November 9, 2004, we entered into an agreement with the Internal Revenue Service (“IRS”) to settle these matters and treat the payment of extraordinary dividends as satisfying our distribution requirements.  The amount of the extraordinary dividend paid was approximately $238 million ($2.29474 per share).  Additionally, we paid approximately $23.2 million of interest and a penalty of approximately $22.4 million to the IRS under the terms of the closing agreement with the IRS.

We recognized net losses, primarily prepayment penalties and unamortized issuance costs, of $8.0 million, $7.2 million and $2.3 million in 2004, 2003 and 2002, respectively, related to debt not associated with discontinued operations prior to scheduled maturities.

Prior to the Merger, we were developing a software program to assist us in managing tenant lease activities. Upon the Merger, management of GGP reevaluated the program and decided to discontinue its development. We therefore recorded an impairment provision for the costs that had been incurred and recognized a loss of $5.1 million.

MerchantWired was an unconsolidated joint venture with certain other real estate companies to provide broadband telecommunication services to tenants.  In the second quarter of 2002, we and such other real estate companies decided to discontinue the operations of MerchantWired.  Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

A portion of the purchase price for the acquisition of assets from Rodamco was payable in euros.  In January 2002, we acquired options to purchase 601 million euros at a weighted average per euro price of $0.8819.  These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date.  The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million.  In April 2002, we sold the contracts for net proceeds of $10.2 million and recognized a loss of $1.1 million.  We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million.  As of December 31, 2004, we owned no foreign currency or financial instruments that exposed us to risk of movements in currency exchange rates.

In 2003, we earned a fee of $4.0 million on the facilitation of a real estate transaction between two parties that were unrelated to us.

In 2002, we agreed to pay $3.0 million of costs incurred by an entity that sold us a portfolio of office and industrial buildings in 1998 to resolve certain tax-related matters arising from the transaction.

Impairment losses on operating properties reported in continuing operations:  We recognized an impairment loss of $66.6 million on South Street Seaport, a downtown specialty marketplace in New York, New York.  We also recognized impairment losses aggregating $2.9 million on two office properties in Hunt Valley, Maryland.  Subsequent to the Merger, management evaluated these properties and changed its plans and intentions as to the manner in which these properties would be operated in the future and revised estimates of the most likely holding periods.  As a result, we evaluated the recoverability of the carrying amounts of the properties, determined that the carrying amounts were not recoverable from the future cash flows and, in the fourth quarter of 2004, recognized the impairment losses to write down the assets to their estimated fair values.

Net gains on dispositions of interests in operating properties:  Net gains on dispositions of interests in operating properties included in earnings (loss) from continuing operations are summarized as follows (in millions):

	2004	2003	2002

Regional retail centers	$—	$21.6	$42.6
Community retail centers	—	—	4.3
Office and other properties	14.1	—	—
Other	—	5.0	2.0
	$14.1	$26.6	$48.9

In 2000, we contributed our ownership interests in 37 buildings in two industrial parks to a joint venture in exchange for cash and a minority interest in the venture. We also guaranteed $44.0 million of indebtedness of the venture and, because of the nature of our continuing involvement in the venture, deferred a portion of the gains from the transaction. In June 2004, we redeemed our interest in the venture and terminated our guarantee of its indebtedness. Accordingly, we recognized the previously deferred gain of $12.7 million (net of deferred income taxes of approximately $1.7 million).

In April 2004, we sold most of our interest in Westin New York, a hotel in New York City, for net proceeds of $15.8 million and recognized a gain of $1.4 million (net of deferred income taxes of $0.8 million).

In 2003, in a transaction related to the sale of retail centers in the Philadelphia metropolitan area, we acquired Christiana Mall from a party related to the purchaser of these retail centers and assumed a participating mortgage secured by Christiana Mall.  The participating mortgage had a fair value of $160.9 million.  The holder of this mortgage had the right to receive $120 million in cash, participation in cash flows and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  The holder exercised this right in June 2003.  We recorded a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered nonmonetary under EITF Issue 01-2, “Interpretations of APB Opinion No. 29.”  As a result, when we subsequently disposed of the 50% interest in the property to the holder of the mortgage, we recognized a gain of $21.6 million.

Also in 2003, we sold our share of investments in Kravco Investments, L.P. for approximately $52 million.  We recorded a gain on this transaction of approximately $4.6 million, net of taxes of approximately $3.0 million.

In April 2002, we sold our interests in 12 community retail centers. Our interests in one of the community retail centers were reported in unconsolidated real estate affiliates and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations.  The remaining gain on this transaction is classified as a component of discontinued operations. In April 2002, we sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for $20.5 million and the buyer assumed our share of the center’s debt ($44.7 million).  Our interest in this property was reported in unconsolidated real estate affiliates and, accordingly, the gain of $42.6 million that we recorded on this transaction is included in continuing operations.

Income taxes:  Effective with the Merger, we became a disregarded entity for Federal income tax purposes and for tax purposes in most states in which we operate. However, we continue to own and operate several taxable REIT subsidiaries (“TRS”) that are recognized for Federal and state income tax purposes.

Prior to the Merger, we had elected to be taxed as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  In general, a corporation that distributes at least 90% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent of the income which it distributes.  We believe that we met the qualifications for REIT status as of the Merger date.

We and certain wholly-owned subsidiaries made a joint election to treat the subsidiaries as TRS, which allows us to engage in certain non-qualifying REIT activities. With respect to the TRS, we are liable for income taxes at the Federal and state levels.  Except with respect to the TRS, we do not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2005 and future years.

Our current and deferred income tax provisions relate primarily to the earnings of the TRS.  The income tax provisions from continuing operations (excluding taxes related to gains on sales of operating properties) were $39.5 million, $42.6 million and $29.2 million in 2004, 2003 and 2002, respectively.

Our net deferred tax assets and liabilities were $76.6 million and $94.5 million, respectively, at December 31, 2004 and $91.0 million and $86.4 million, respectively, at December 31, 2003.  We obtained an income tax benefit related to non-qualified stock options exercised by employees. The amount that employees had to pay to acquire stock was equal to the quoted market price of the stock at the grant date. Under the intrinsic value-based method of accounting, we did not recognize compensation expense with respect to the granting of these options, but we did recognize a deferred tax asset and an increase in additional paid-in capital of $14.9 million when the options were exercised.

In September 2003, we acquired a controlling financial interest in an entity (in which we previously held a minority interest acquired from Rodamco) whose assets include, among other things, approximately $400 million of temporary differences (primarily interest deduction carryforwards).  We believe that it is more likely than not that we will realize these assets and, accordingly, recorded a deferred tax asset of approximately $140 million.  We also recorded a deferred credit of approximately $122 million in accordance with EITF Issue 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”  This deferred credit will reduce income tax expense when the deferred tax asset is realized.  Deferred tax liabilities will become payable as TRS net operating loss carryforwards are exhausted and temporary differences reverse (primarily due to completion of land development projects).

We had previously recorded valuation allowances related to certain deferred tax assets that we could not conclude were more likely than not to be realized.  A significant portion of these assets related to temporary differences, primarily net operating loss carryforwards, attributed to a TRS that is an investor in the planned community of Fairwood.  Land sales at Fairwood began in the fourth quarter of 2001.  Based on our experience through the third quarter of 2003 and our projections to completion of the project, we determined that it is more likely than not that we will realize substantially all of these deferred tax assets.  Accordingly, in the third quarter of 2003, we eliminated $8.1 million of the valuation allowance related to these deferred tax assets.  Reversals of other valuation allowances of $3.4 million in 2003 and $1.8 million in 2002 related to certain tax credit carryforwards that we were previously unable to conclude were more likely than not to be realized.

Equity in earnings of unconsolidated real estate affiliates:  Equity in earnings of unconsolidated real estate affiliates is summarized as follows (in millions):

	2004	2003	2002

Net operating income	$108.0	$100.3	$80.2
Ground rent expense	(2.5)	(1.6)	(1.3)
Interest expense	(39.3)	(33.9)	(25.9)
Depreciation and amortization	(39.8)	(33.2)	(19.2)
Losses on extinguishment of debt, net	—	(0.2)	(0.5)
Equity in earnings of unconsolidated real estate affiliates	$26.4	$31.4	$33.3

For segment reporting purposes, our share of the NOI of unconsolidated real estate affiliates is included in the operating results of retail centers, office and other properties, community development and commercial development as discussed above in this Management’s Discussion and Analysis.  The increases in NOI and depreciation and amortization expense in 2004 and 2003 were primarily attributable to acquisitions. On December 31, 2003, we acquired a 52.5% interest in the Woodlands Entities which owns a master-planned community in the Houston, Texas metropolitan area and interests in office properties and other assets. In December 2003 and January 2004, we acquired interests in Mizner Park. In May 2002, we acquired assets from Rodamco. In connection with this transaction, we acquired interests in several properties and other investments that are accounted for as unconsolidated real estate affiliates (Oakbrook Center, Water Tower Place, River Ridge, Kravco Investments, L.P. and Westin Hotel).  We also acquired from Rodamco the remaining interests in properties (Collin Creek, North Star, Perimeter Mall and Willowbrook) in which we previously had a noncontrolling interest and accounted for as unconsolidated real estate affiliates.  Also, we disposed of a 50% interest in Franklin Park in April 2002, opened the Village of Merrick Park in September 2002, admitted a 50% joint venture partner in Perimeter Mall in October 2002, acquired the controlling financial interests in Ridgedale Center and Southland Center in November 2002 and, in the second quarter of 2003, completed transactions that resulted in our ownership of a 50% interest in Christiana Mall.

Discontinued operations: The operating results of properties included in discontinued operations are summarized as follows (in millions):

	2004	2003	2002

Revenues	$4.0	$88.5	$165.7
Operating expenses, exclusive of depreciation and amortization	(1.6)	(41.3)	(75.2)
Interest expense	(0.7)	(20.9)	(38.4)
Depreciation and amortization	(1.0)	(17.0)	(33.6)
Gains (losses) on extinguishment of debt, net	—	26.9	(5.4)
Impairment losses on operating properties	(0.4)	(7.9)	(42.1)
Gains on dispositions of interests in operating properties, net	45.1	85.5	33.0
Income tax benefit (provision), primarily deferred	—	(0.2)	0.7
Discontinued operations	$45.4	$113.6	$4.7

We sell our interests in retail centers that are not consistent with our long-term business strategies or are not meeting our investment criteria, and office and other properties that are not located in our master-planned communities or not part of urban mixed-use properties.  We may also dispose of properties for other reasons.  Discontinued operations include the operating results of properties sold during 2004, 2003 and 2002 in which we do not have significant continuing involvement.  For segment reporting purposes, our share of the NOI of the properties in discontinued operations is included in the operating results of retail centers, office and other properties or commercial development as discussed above in this Management’s Discussion and Analysis.

In December 2003, as part of an agreement to acquire interests in entities developing The Woodlands, we agreed to dispose of Hughes Center, a master-planned business park in Las Vegas, Nevada, comprising eight office buildings totaling approximately 1.1 million square feet, nine ground leases and approximately 13 acres of developable land.  The sale of two of the office buildings and two of the ground leases closed in December 2003 for cash of $29.0 million and the assumption by the buyer of $9.6 million of mortgage debt.  We recorded net gains on these transactions of approximately $10.1 million. The remaining sale of the properties in Hughes Center closed in 2004 for cash of $71.3 million and the assumption by the buyer of $110.8 million of mortgage debt. We recorded aggregate gains on these transactions of $42.2 million (net of deferred income taxes of $2.7 million).

In March 2004, we sold our interests in Westdale Mall, a retail center in Cedar Rapids, Iowa, for cash of $1.3 million and the assumption by the buyer of $20.0 million of mortgage debt. We recognized a gain of $0.8 million relating to this sale. We recorded an impairment loss of $6.5 million in 2003 related to this property.

In May 2004, we agreed to sell our interests in two office buildings in Hunt Valley, Maryland. We recorded aggregate impairment losses of $1.4 million in the fourth quarter of 2003 and $0.4 million in 2004 related to these properties. These properties were sold in October 2004 for net proceeds of $8.4 million.

We also recorded in 2004, net gains of $2.0 million (net of deferred income taxes of $0.4 million) related to the resolutions of certain contingencies related to disposals of properties in 2002 and 2003.

—

III-2

In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida, for net proceeds of $4.8 million.  We recognized a gain of $2.8 million relating to this sale.  We recorded an impairment loss of $3.3 million in the fourth quarter of 2002 related to this property. We also sold three small neighborhood retail properties in Columbia, Maryland in the third quarter of 2003 for aggregate proceeds of $2.2 million and recognized aggregate gains of $0.9 million.

In May and June 2003, we sold eight office and industrial buildings in the Baltimore-Washington corridor for net proceeds of $46.6 million.  We recognized gains on operating properties of $4.4 million relating to the sales of these properties.

In April and May 2003, we sold six retail centers in the Philadelphia metropolitan area and, in a related transaction, acquired Christiana Mall from a party related to the purchaser.  In connection with these transactions, we received net cash proceeds of $218.4 million, the purchaser assumed or repaid at settlement $276.6 million of property debt, and we assumed a participating mortgage secured by Christiana Mall.  We recognized aggregate gains of $65.4 million relating to the monetary portions of these transactions. We recorded an impairment loss of $38.8 million in the fourth quarter of 2002 related to one of the retail centers sold.

We also recorded a net gain of $26.9 million related to the extinguishment of debt secured by two of the properties sold in the Philadelphia metropolitan area when the lender released the mortgages for a cash payment by us of less than the aggregate carrying amount of the debt.

In December 2002, we sold our interest in Tampa Bay Center and our interest in a Summerlin community retail center for net proceeds of $22.8 million and $25.1 million, respectively.  We recorded gains of $2.5 million and $2.8 million (net of deferred income taxes of $1.5 million), respectively, on these transactions.

In April 2002, we sold our interests in 12 community retail centers in Columbia, Maryland for net proceeds of $111.1 million.  We recorded a gain on this transaction of approximately $32.0 million, net of deferred income taxes of $18.4 million.  Our interests in one of the community retail centers were reported in unconsolidated real estate affiliates and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations.  The remaining gain on this transaction ($27.7 million, net of deferred income taxes of $16.4 million) is classified as a component of discontinued operations.  In anticipation of the sale of the community retail centers, we repaid debt secured by these properties in March 2002 and incurred a loss on this repayment of $5.3 million, including prepayment penalties of $4.6 million.

Net earnings (loss):  The net loss for 2004 was $274.8 million and net earnings were $260.6 million in 2003 and $139.9 million in 2002.  The changes in net earnings (loss) were attributable to the factors discussed above, including merger-related costs, gains on dispositions of interests in operating properties, impairment losses and gains (losses) on extinguishment of debt.

Financial condition, liquidity and capital resources:  Our primary cash requirements are for operating expenses, debt service, development of new properties, expansions and improvements to existing properties and acquisitions.  We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements. We may also obtain advances from GGP to meet operating, investing and financing requirements. We had cash and cash equivalents and investments in marketable securities totaling $80.9 million and $139.5 million at December 31, 2004 and 2003, respectively.

We rely primarily on fixed-rate, nonrecourse loans from private institutional lenders to finance most of our operating properties. We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate and project-secured debt and to provide funds for project development and acquisition costs and other corporate purposes. Selective dispositions of properties and interests in properties may provide capital resources in future years.

To fund the Merger, GGP incurred over $7 billion of debt with due dates that range from six months to four years. GGP pledged its interest in TRCLP as security for this debt. To partially repay these borrowings, we expect that GGP will increase the amount of mortgage debt on properties within our portfolio. Certain of our existing debt, primarily property debt that we guarantee and our public debt instruments, impose limitations on us. These covenants limit the levels of debt service we may incur, the total amount of debt we may have and may require us to maintain specific minimum levels of debt service coverage and net worth. Generally, the covenants of the property debt that we guarantee have not and, considering our ability to obtain advances from GGP and GGP’s borrowing capacity, are not expected to limit our ability for normal business activities. The most restrictive of the public debt instrument covenants would limit the amount of additional debt that we could borrow to approximately $770 million.

Most of our debt consists of mortgages collateralized by operating properties.  Scheduled principal payments on property debt were $72.4 million, $74.3 million and $76.1 million in 2004, 2003 and 2002, respectively.

Our contractual cash obligations and construction cost commitments are summarized as follows at December 31, 2004 (in millions):

	2005	2006	2007	2008	2009	After 2009

Debt:
Scheduled principal payments	$104.3	$91.6	$81.7	$59.9	$42.6	$174.3
Balloon payments	519.8	268.5	439.5	815.8	1,054.5	1,976.5
Total debt	624.1	360.1	521.2	875.7	1,097.1	2,150.8
Capital lease obligations	3.4	2.6	2.1	0.6	0.5	13.3
Operating leases	5.6	5.7	5.7	5.7	5.7	271.7
Construction commitments:
Properties in development	103.8	0.9	0.9	—	—	—
Land development	99.3	—	—	—	—	—
Total	$836.2	$369.3	$529.9	$882.0	$1,103.3	$2,435.8

Other long-term liabilities related to interest expense on long-term debt or ongoing real estate taxes have not been included in the table as such amounts depend upon future amounts outstanding and future applicable real estate tax and interest rates. Interest cost in continuing operations was $283.9 million in 2004, $259.4 million in 2003 and $247.2 million in 2002. Real estate tax expense in continuing operations was $85.4 million in 2004, $70.3 million in 2003 and $56.1 million in 2002.

The balloon payments due in 2005 consist of $449.7 million of mortgages and construction loans on five retail centers, a portfolio of office buildings and one community development project and $70.1 million of corporate notes. The balloon payments due in 2006 consist of $268.5 million of debt related primarily to retail centers. During the first quarter of 2005, we refinanced $240 million of the mortgage debt due in 2005 and $161.5 million of the mortgage debt due in 2007 with mortgage loans of $686 million secured by the related properties. We advanced the net proceeds relating to these transactions to GGP. We also refinanced a construction loan of $134.6 million that was due in 2005 with a $255 million mortgage loan on the related property. The net proceeds from this transaction were also advanced to GGP. In January 2005, we repaid a corporate note of $26.6 million using proceeds from borrowings from GGP. We expect to repay the remaining mortgages and notes with proceeds from property refinancings or borrowings from GGP.

We expect to continue to make investments (including the construction commitments set forth above) for new developments, expansions and improvements to existing properties in 2005. It is expected that most of these costs will be financed by borrowings under existing property-specific construction loans and/or borrowings from GGP.  In addition, we are an investor in several unconsolidated joint ventures that are expanding and/or renovating existing properties, with the other venturers funding a portion of development costs.  Our share of these development costs are expected to be financed with borrowings from GGP.

Net cash used by operating activities was $17.6 million in 2004 and net cash provided by operating activities was $339.3 million in 2003 and $337.1 million in 2002.  The change in cash from operating activities from 2003 to 2004 is primarily attributable to an increase in operating expenditures as a result of the Merger.  Net cash provided in 2003 was consistent with 2002 as increases in proceeds from land sales and the operating cash flows of the properties acquired in 2003 and 2002 were offset by the effects of properties sold in 2003 and 2002 and the acquisition of community development land in the Houston, Texas metropolitan area in 2003.  The level of cash flows provided by operating activities is affected by the timing of receipts of rents, proceeds from land sales and other revenues and payment of operating and interest expenses and community development costs.

Net cash used by investing activities was $332.2 million in 2004, $251.9 million in 2003 and $824.7 million in 2002.  The increase of $80.3 million in 2004 was primarily due to a decrease in proceeds from dispositions of interests in properties, partially offset by higher distributions from unconsolidated ventures and lower expenditures for properties in development and acquisitions of interests in properties.  The decrease of $572.8 million in 2003 was due primarily to a decrease in purchases of property interests and an increase in proceeds from dispositions of interests in properties.

Cash used by investing activities includes expenditures for properties in development and improvements to existing properties.  These expenditures related to project development activity, primarily retail property redevelopment/expansions.  A substantial portion of the costs of properties in development was financed with construction or similar loans and/or our credit facility borrowings.  In some cases, long-term fixed-rate debt financing is arranged before completion of construction.  Improvements to existing properties consist primarily of costs of renovation and remerchandising programs and other tenant improvement costs.

Net cash used by investing activities in 2004 was attributable primarily to:

•                  Acquisition of Providence Place ($274.7 million);

•                  Acquisition of Oxmoor Center ($63.5 million);

•                  Acquisition of interests in Mizner Park ($15.7 million); and

•                  Expenditures for properties in development ($106.8 million, primarily The Shops at La Cantera, Kendall Town Center, and the Fashion Show expansion).

These expenditures were partially offset by proceeds from dispositions of interests in properties, primarily the net proceeds of the sales of properties at Hughes Center ($69.9 million), most of our interest in Westin New York ($15.8 million), and two office buildings in the Baltimore-Washington corridor ($8.4 million).  The expenditures were also partially offset by distributions from unconsolidated real estate affiliates ($131.6 million).

Net cash used by investing activities in 2003 was attributable primarily to:

•                  Acquisition of an interest in The Woodlands ($183.8 million);

•                  Acquisition of remaining interest in Staten Island Mall ($148.3 million);

•                  Acquisition of an interest in Mizner Park ($33.8 million); and

•                  Expenditures for properties in development ($168.3 million, primarily the Fashion Show expansion, Kendall Town Center and The Shops at La Cantera).

These expenditures were partially offset by proceeds from dispositions of interests in properties, primarily the net proceeds from the sales of six retail centers in the Philadelphia metropolitan area ($218.4 million, net of the acquisition of Christiana Mall), our interest in Kravco Investments, L.P. ($51.8 million), eight office and industrial buildings in the Baltimore-Washington corridor ($46.6 million), two office buildings and two ground leased parcels at Hughes Center ($29.0 million) and The Jacksonville Landing ($4.8 million). The expenditures were also partially offset by distributions from unconsolidated real estate affiliates ($36.7 million).

Net cash used by investing activities in 2002 was attributable primarily to:

•                  Acquisition of eight high-quality operating properties and other assets in May 2002 from Rodamco ($815.3 million);

•                  Acquisition of our partners’ controlling financial interests in Ridgedale Center and Southland Center ($63.1 million); and

•                  Expenditures for properties in development and investments in unconsolidated ventures ($208.4 million, primarily the Fashion Show expansion and Village of Merrick Park).

These expenditures were partially offset by proceeds from dispositions of all or parts of our interests in 12 community retail centers in Columbia, Maryland ($111.1 million), Perimeter Mall ($67.1 million), Tampa Bay Center ($22.8 million) and Franklin Park ($20.5 million).  We also received proceeds of $25.1 million from the sale of a newly constructed community retail center built in Summerlin with the intention to sell and distributions from unconsolidated real estate affiliates ($83.9 million).

Net cash provided by financing activities was $262.7 million and $497.1 million in 2004 and 2002, respectively.  Net cash used by financing activities was $11.8 million in 2003. The change of $274.5 million in 2004 over 2003 related primarily to an increase in the issuance of property debt ($1.0 billion), an increase in the issuance of corporate debt ($112.8 million), a capital contribution from GGP to partially fund stock options settlements and other compensation costs ($272.8 million) and the net proceeds from the issuance of 4.6 million shares of common stock ($221.9 million) in February 2004.  These amounts were partially offset by higher repayments of mortgage and other debt ($406.3 million), higher dividends paid ($251.3 million primarily due to the extraordinary dividend), an interest-free advance to GGP in 2004 ($650.9 million) and lower proceeds from the exercise of stock options ($78.1 million). The change of $508.9 million in 2003 related primarily to our issuance of 16.7 million shares of common stock for net proceeds of $456.3 million under our shelf registration statement in January and February 2002 and the issuance of 7.20% Notes for net proceeds of $397 million in September 2002.  The change was also attributable to repayments of property debt in 2003, offset by proceeds from the exercise of stock options and the issuance of public debt.

Net cash provided by financing activities in 2004 was attributable primarily to:

•                  Subsequent to the Merger, the issuance of $1.3 billion in debt secured by properties;

•                  Issuance of 3.625% Notes and 5.375% Notes ($502.7 million) in March 2004;

•                  Net proceeds from the issuance of 4.6 million shares of common stock ($221.9 million) in February 2004;

•                  The receipt of a capital contribution from GGP ($272.8 million); and

•                  Proceeds from the exercise of stock options ($31.6 million).

These proceeds were partially offset by repayments of property and other debt ($919.9 million), an interest-free advance to GGP ($650.9 Million) repayments of The Rouse Company-obligated mandatorily redeemable preferred securities ($79.8 million), purchases of common stock ($31.1 million) and the payment of dividends ($413.2 million, inclusive of an extraordinary dividend of $238 million).

Net cash used by financing activities in 2003 was attributable primarily to:

•                  Repayment of property debt, primarily debt secured by North Star ($155 million) and Christiana Mall ($120 million);

•                  Payment of dividends on common stock and preferred stock ($161.8 million);

•                  Purchases of common stock ($72.0 million); and

•                  Repayments of The Rouse Company-obligated mandatorily redeemable preferred securities ($57.1 million).

These payments were partially offset by proceeds from the exercise of stock options ($109.8 million), proceeds from the issuance of the 5.375% Notes (approximately $347 million) and proceeds from the issuance of property debt (primarily debt secured by Christiana Mall, $120 million, and Staten Island Mall, $85 million).

Net cash provided by financing activities in 2002 was attributable primarily to:

•                  Proceeds from issuance of 16.7 million shares of common stock ($456.3 million) in January and February 2002;

•                  Proceeds from the issuance of the 7.20% Notes in September 2002 ($397 million); and

•                  Proceeds from the issuance of property debt ($195.2 million).

These proceeds were partially offset by repayments of property debt ($285.5 million) and the payment of dividends on common stock and preferred stock ($147.2 million).

Off-balance sheet arrangements and unconsolidated ventures:  We own interests in unconsolidated real estate affiliates that own and/or develop properties, including master-planned communities.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements.  We may also contribute our interests in properties to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  These ventures own properties managed by us for a fee and are controlled jointly by our venture partners and us.  At December 31, 2004, these ventures also included the joint venture that is developing the planned community of The Woodlands.  These ventures are accounted for using the equity or cost method, as appropriate.

At December 31, 2004, we had other commitments and contingencies related to unconsolidated ventures.  These commitments and contingencies are summarized as follows (in millions):

2004

Guarantee of Village of Merrick Park debt	$100.0
Construction contracts for properties in development	7.9
Long-term ground lease obligations	120.9
$228.8

The Village of Merrick Park is encumbered with a mortgage loan.  We have guaranteed $100 million of the mortgage loan.  The amount of the guarantee may be reduced or eliminated upon the achievement of certain lender requirements.  Additionally, venture partners have provided guarantees to us for their share (60%) of the loan guarantee.

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

The fair values of intangible assets include leases with above- or below-market rents and, where applicable, other in-place leases and customer relationship values and a real estate tax stabilization agreement.

Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease (including those under bargain renewal options).  The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases (including periods under bargain renewal options).

The aggregate fair values of other identified intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  This value is allocated to in-place lease and customer relationship assets (both anchor stores and tenants).  The fair value of in-place leases is based on our estimates of carrying costs during the expected lease-up periods and costs to execute similar leases.  Our estimate of carrying costs includes real estate taxes, insurance and other operating expenses and lost rentals during the expected lease-up periods considering current market conditions.  Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs. The fair value of anchor store agreements is determined based on our experience negotiating similar relationships (not in connection with property acquisitions). The fair value of tenant relationships is based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.  The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from two to ten years.  The value of anchor store agreements is amortized to expense over the estimated term of the anchor store’s occupancy in the property.  Should an anchor store vacate the premises, the unamortized portion of the related intangible is charged to expense.  The value of tenant relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense. The value allocated to the tax stabilization agreement was determined based on the difference between the present value of estimated market real estate taxes and amounts due under the agreement and is amortized to operating expense over the term of the agreement.

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

Forward-Looking Information: We may make forward-looking statements in this Annual Report.

Forward-looking statements include:

•                  Projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•                  Descriptions of plans or objectives of our management for future operations, including pending acquisitions;

•                  Forecasts of our future economic performance; and

•                  Descriptions of assumptions underlying or relating to any of the foregoing.

In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

•                  Future repayment of debt

•                  Future interest rates

•                  Benefits of the Merger with GGP

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate”, “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions.  Forward-looking statements should not be unduly relied upon.  They give our expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond our control, which could cause results to differ significantly from our expectations.  Some of these factors are described below.  Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this Annual Report.  Any factor described in this Annual Report could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Annual Report that could cause results to differ from our expectations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk information:  The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates.  Our market risk arises primarily from interest rate risk relating to variable-rate borrowings used to finance project development costs (e.g., construction loan advances).  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows.  In order to achieve this objective, we rely on long-term, fixed-rate debt.  We may also use interest rate exchange agreements, including interest rate swaps and caps, to mitigate our interest rate risk on variable-rate debt. We had an interest rate swap agreement with a notional value of $16.9 million and a fair value liability of $0.4 million at December 31, 2004. The effect of this interest rate swap agreement is insignificant to our consolidated interest expense. We do not enter into interest rate exchange agreements for speculative purposes.

Our interest rate risk is monitored closely by management.  The table below presents the annual maturities, weighted average interest rates on outstanding debt at the end of each year (based on a LIBOR rate of 1.1%) and fair values required to evaluate our expected cash flows under debt agreements and our sensitivity to interest rate changes at December 31, 2004.  Information relating to debt maturities is based on expected maturity dates and is summarized as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed-rate debt	$169	$319	$261	$874	$1,095	$2,148	$4,866	$5,047
Average interest rate	5.9%	5.8%	5.7%	5.7%	6.0%	6.0%	5.9%

Variable-rate LIBOR debt	$455	$41	$260	$2	$2	$3	$763	$763
Average interest rate	3.7%	3.6%	4.7%	4.9%	5.2%	5.2%	4.0%

At December 31, 2004, approximately $161.6 million of our variable-rate LIBOR debt relates to borrowings under two construction loans. We refinanced a $134.6 million construction loan that was due in 2005 with a mortgage loan on the related property. The commitment for the new mortgage loan is for $255 million. We expect to repay the other construction loan with proceeds of long-term, fixed-rate debt in 2006 when we expect to complete construction of the related project.

Based on our outstanding variable-rate LIBOR debt and the interest rate swap in effect at December 31, 2004, a hypothetical LIBOR increase of 1% would cause annual interest expense to increase $7.5 million.

Our investments in marketable securities closely match our liabilities related to certain deferred compensation plans.  As a result, changes in the market values of these investments do not have a significant effect on our earnings.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements required by Item 8 are set forth in the Index to Financial Statements and Schedules on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of GGP, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Controls over Financing Reporting  There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.

Reports on Internal Controls over Financial Reporting  The Company has determined, after consultation with the SEC staff, that the Company is not required to file reports under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as an accelerated filer, as defined in Rule 12-b and under the Exchange Act because the Company's reporting obligations with respect to equity securities ceased December 31, 2004.

Item 9B.  Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

There are no directors or officers of TRCLP and no directors of the general partner of TRCLP (Rouse LLC).

The executive officers of Rouse LLC as of March 1, 2005 are:

Executive Officer	Present office and position with Rouse LLC	Date of election or appointment to present office	Age	Office and position with GGP and date effective

John Bucksbaum	Chief Executive Officer	11/12/04	48	CEO, 1999

Robert Michaels	President	11/12/04	61	President, 1995

Bernard Freibaum	Executive Vice President	11/12/04	52	Executive Vice President and Chief Financial Officer, 1993

Ron Gern	Senior Vice President	11/12/04	46	Senior Vice President, 1997

Jean Schlemmer	Vice President	11/12/04	58	Executive Vice President, 2000

The term of office of each officer is until election of a successor or otherwise at the discretion of the Board of Directors of GGP.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

None of the above-listed has any family relationship with any director or other executive officer of Rouse LLC or GGP, except John Bucksbaum, whose father is Chairman of the Board of GGP.

None of the above listed are directors of any public company except for John Bucksbaum who is a Director of LaSalle Bank and the Hyatt Corporation.

Item 11. Executive Compensation.

The executive officers of the general partner of TRCLP are officers of GGP. They receive no separate or additional remuneration from TRCLP.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

All the partnership interests in the Company are held directly or indirectly by GGP or its subsidiaries.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

The audit committee of the Board of The Rouse Company selected KPMG LLP as its independent registered public accounting firm for fiscal year 2004. Subsequent to the Merger, the audit committee of the Board of Directors of GGP engaged KPMG LLP as its independent registered public accounting firm for The Rouse Company LP (the successor to The Rouse Company). The audit services rendered by KPMG LLP for the fiscal year ended December 31, 2004 included the audit of our consolidated financial statements and subsidiaries, and separate audits of certain subsidiaries and affiliates, reviews of unaudited quarterly financial information, and audit services provided in connection with registration statements filed with the SEC and other statutory and regulatory filings or engagements.

III-1

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for fiscal years 2004 and 2003, and fees billed for audit related services, tax services, and all other services in fiscal years 2004 and 2003 (in thousands):

	In Thousands
	2003	2004
Audit fees	$3,829	$4,573
Audit-related fees (1)	326	188
Audit and audit-related fees	4,155	4,761
Tax compliance fees	160	441
Other tax fees	30	117
Tax fees	190	558
Total fees (2)	$4,345	$5,319

(1)                            Audit related fees in 2003 consist principally of fees for assistance in documenting internal control policies and procedures over financial reporting, due diligence pertaining to a property acquisition, technical accounting research for proposed transactions and audits of certain employee benefit plans. Audit related fees in 2004 consist principally of technical accounting research and consultation and audits of certain employee benefit plans.

(2)                            Total fees for 2003 exclude $150,000 paid to KPMG for audits of merchants’ associations not consolidated by the Company. These fees are paid by the merchants’ associations. The Company maintains the financial records of the merchants’ associations.

We have considered whether the provision by KPMG LLP of the services described above was compatible with maintaining KPMG LLP’s independence in the conduct of its auditing functions and determined that it was.

Each year at its February meeting, the Audit Committee of The Rouse Company had reviewed and discussed the fees of KPMG LLP for the prior year and its proposed fees for the upcoming year and pre-approved all audit and permissible non-audit services for the year. Throughout the year the Audit Committee of The Rouse Company reviewed the fees actually earned and revised budgets. All audit services, audit related services, tax services, and other services provided by KPMG LLP for 2004 were pre-approved by the Audit Committee of TRC and, subsequent to the Merger and to the extent arising after the Merger, ratified by the audit committee of General Growth.

III-2

The Rouse Company LP

A Subsidiary of General Growth Properties, Inc.

All other schedules have been omitted as not applicable or not required, or because the required information is included in the related financial statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

The Rouse Company LP:

We have audited the consolidated financial statements of The Rouse Company LP and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules of Valuation and Qualifying Accounts and Real Estate and Accumulated Depreciation.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rouse Company LP and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baltimore, Maryland

March 31, 2005

 The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands, except share data)

	2004	2003
Assets:
Property and property-related deferred costs:
Operating properties:
Property	$5,885,155	$5,351,748
Less accumulated depreciation	1,005,502	897,277
	4,879,653	4,454,471
Deferred costs	216,526	238,122
Less accumulated amortization	68,025	94,424
	148,501	143,698
Net operating properties	5,028,154	4,598,169
Properties in development	255,597	167,073
Properties held for sale	—	138,823
Investment land and land held for development and sale	512,450	414,666
Total property and property-related deferred costs	5,796,201	5,318,731
Investments in unconsolidated real estate affiliates	518,177	628,305
Advances to unconsolidated real estate affiliates	10,722	19,562
Advances to General Growth Properties, Inc.	650,876	—
Prepaid expenses, receivables under finance leases and other assets	517,671	479,409
Accounts and notes receivable	49,648	53,694
Investments in marketable securities	50,724	22,313
Cash and cash equivalents	30,196	117,230
Total assets	$7,624,215	$6,639,244

Liabilities:
Debt:
Property debt not carrying a Rouse Company LP guarantee of repayment	$3,874,928	$2,768,288
Debt secured by properties held for sale	—	110,935
Rouse Company LP debt and debt carrying a Rouse Company LP guarantee of repayment:
Property debt	178,835	179,150
Other debt	1,575,247	1,386,119
	1,754,082	1,565,269
Total debt	5,629,010	4,444,492
Accounts payable and accrued expenses	177,036	179,530
Other liabilities	605,215	611,042
The Rouse Company-obligated mandatorily redeemable preferred securities of a trust holding solely The Rouse Company subordinated debt securities	—	79,216

Equity:
Series B Convertible Preferred stock with a liquidation preference of $202,500	—	41
Common stock of 1¢ par value per share; 250,000,000 shares authorized; issued and outstanding 91,759,723 shares in 2003	—	918
Additional paid-in capital	—	1,346,890
Accumulated deficit	—	(10,991)
Partners’ capital	1,217,244	—
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(312)	(4,628)
Unrealized net losses on available-for-sale securities	(126)	—
Unrealized net losses on derivatives designated as cash flow hedges	(3,852)	(7,266)
Total equity	1,212,954	1,324,964
Total liabilities and equity	$7,624,215	$6,639,244

The accompanying notes are an integral part of these statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)

	2004	2003	2002
Revenues:
Rents from tenants	$849,714	$757,332	$647,394
Land sales	361,965	284,840	238,341
Other	58,554	53,980	54,411
Total revenues	1,270,233	1,096,152	940,146
Operating expenses, exclusive of provision for bad debts, depreciation and amortization
Operating properties	(355,341)	(317,307)	(277,708)
Land sales operations	(207,324)	(167,538)	(154,809)
Other	(52,786)	(60,509)	(58,311)
Total operating expenses, exclusive of provision for bad debts, depreciation and amortization	(615,451)	(545,354)	(490,828)
Interest expense	(245,698)	(221,619)	(209,064)
Provision for bad debts	(14,338)	(11,257)	(6,935)
Depreciation and amortization	(193,437)	(171,183)	(129,305)
Other income, net	7,503	9,339	2,137
Other provisions and losses, net	(460,459)	(24,531)	(24,082)
Impairment losses on operating properties	(69,538)	—	—
Earnings (loss) before income taxes, equity in earnings of unconsolidated real estate affiliates, net gains on dispositions of interests in operating properties and discontinued operations	(321,185)	131,547	82,069
Income taxes, primarily deferred	(39,505)	(42,598)	(29,151)
Equity in earnings of unconsolidated real estate affiliates	26,409	31,421	33,259
Earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations	(334,281)	120,370	86,177
Net gains on dispositions of interests in operating properties	14,121	26,632	48,946
Earnings (loss) from continuing operations	(320,160)	147,002	135,123
Discontinued operations	45,399	113,587	4,728
Net earnings (loss)	(274,761)	260,589	139,851
Other items of comprehensive income (loss):
Minimum pension liability adjustment	4,316	(963)	(750)
Unrealized losses on available-for-sale securities	(126)	—	—
Unrealized gains (losses) on derivatives designated as cash flow hedges	3,414	3,003	(6,883)
Comprehensive income (loss)	$(267,157)	$262,629	$132,218
Net earnings applicable to common shareholders	$ N/A	$248,439	$127,701
Earnings per share of common stock
Basic:
Continuing operations	N/A	$1.52	$1.44
Discontinued operations	N/A	1.28	.05
Total	N/A	$2.80	$1.49
Diluted:
Continuing operations	N/A	$1.48	$1.42
Discontinued operations	N/A	1.25	.05
Total	N/A	$2.73	$1.47

The accompanying notes are an integral part of these statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)

	Series B Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit/ Partners’ Capital	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2001	$41	$694	$763,351	$(102,425)	$(6,301)	$655,360
Net earnings	—	—	—	139,851	—	139,851
Other comprehensive income (loss)	—	—	—	—	(7,633)	(7,633)
Dividends declared:
Common stock–$1.56 per share	—	—	—	(135,016)	—	(135,016)
Preferred stock–$3.00 per share	—	—	—	(12,150)	—	(12,150)
Purchases of common stock	—	(7)	(21,181)	—	—	(21,188)
Common stock issued pursuant to Contingent Stock Agreement	—	6	19,350	—	—	19,356
Proceeds from exercise of stock options	—	9	14,339	—	—	14,348
Other common stock issuances	—	167	456,180	—	—	456,347
Lapses of restrictions on common stock awards	—	—	2,809	—	—	2,809
Balance at December 31, 2002	41	869	1,234,848	(109,740)	(13,934)	1,112,084

Net earnings	—	—	—	260,589	—	260,589
Other comprehensive income (loss)	—	—	—	—	2,040	2,040
Dividends declared:
Common stock–$1.68 per share	—	—	—	(149,690)	—	(149,690)
Preferred stock–$3.00 per share	—	—	—	(12,150)	—	(12,150)
Purchases of common stock	—	(19)	(71,945)	—	—	(71,964)
Common stock issued pursuant to Contingent Stock Agreement	—	19	66,766	—	—	66,785
Proceeds from exercise of stock options	—	49	109,706	—	—	109,755
Lapses of restrictions on common stock awards	—	—	7,515	—	—	7,515
Balance at December 31, 2003	41	918	1,346,890	(10,991)	(11,894)	1,324,964

Net loss	—	—	—	(274,761)	—	(274,761)
Other comprehensive income (loss)	—	—	—	—	7,604	7,604
Dividends declared:
Common stock - $4.00 per share	—	—	—	(413,175)	—	(413,175)
Conversion of preferred stock	(41)	53	(12)	—	—	—
TRS tax benefit related to nonqualified stock options exercised	—	—	14,928	—	—	14,928
Purchases of common stock	—	(7)	(31,110)	—	—	(31,117)
Common stock issued pursuant to Contingent Stock Agreement	—	12	51,806	—	—	51,818
Proceeds from exercise of stock options	—	14	31,630	—	—	31,644
Other common stock issuances	—	46	221,871	—	—	221,917
Lapses of restrictions on common stock awards and other	—	1	6,340	—	—	6,341
Cancellation of common stock	—	(1,037)	(1,642,343)	1,643,380	—	—
Capital contribution from General Growth Properties, Inc.	—	—	—	272,791	—	272,791
Balance at December 31, 2004	$—	$—	$—	$1,217,244	$(4,290)	$1,212,954

The accompanying notes are an integral part of these statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$(274,761)	$260,589	$139,851
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	194,417	188,171	162,922
Equity in earnings of unconsolidated real estate affiliates	(26,409)	(31,421)	(33,259)
Net gains on dispositions of interests in operating properties	(59,211)	(112,155)	(81,958)
Impairment losses on operating properties and other assets	75,103	7,900	53,746
Losses (gains) on extinguishment of debt	8,026	(19,654)	7,679
Participation expense pursuant to Contingent Stock Agreement	85,390	64,293	52,870
Land development expenditures in excess of cost of land sales	(70,385)	(37,782)	(33,668)
Provision for bad debts	14,281	11,964	9,059
Debt assumed by purchasers of land	(6,852)	(19,595)	(16,186)
Deferred income taxes	31,813	41,214	26,919
Decrease (increase) in accounts and notes receivable	(9,592)	(14,038)	24,049
Decrease in other assets	54,675	6,877	3,450
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(46,301)	(7,351)	7,155
Other, net	12,228	287	14,493
Net cash provided (used) by operating activities	$(17,578)	$339,299	$337,122

Cash flows from investing activities:
Expenditures for properties in development	(106,817)	(168,341)	(172,718)
Expenditures for improvements to existing properties	(68,710)	(71,456)	(53,751)
Expenditures for acquisitions of interests in properties and other assets	(356,449)	(396,891)	(889,776)
Proceeds from dispositions of interests in properties	106,347	355,572	252,036
Distributions from unconsolidated real estate affiliates	131,613	36,667	83,875
Expenditures for investments in unconsolidated real estate affiliates	(14,927)	(27,051)	(35,715)
Other	(23,211)	19,562	(8,640)
Net cash used by investing activities	$(332,154)	$(251,938)	$(824,689)

The accompanying notes are an integral part of these statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from financing activities:
Proceeds from issuance of property debt	1,349,546	315,967	195,164
Repayments of property debt:
Scheduled principal payments	(72,394)	(74,272)	(76,058)
Other payments	(545,727)	(436,314)	(209,453)
Proceeds from issuance of other debt	502,736	389,919	812,691
Repayments of other debt	(301,750)	(3,000)	(509,689)
Advance to General Growth Properties, Inc.	(650,876)	—	—
Purchases of The Rouse Company-obligated mandatorily redeemable preferred securities	(79,751)	(57,124)	(625)
Purchases of common stock	(31,117)	(71,964)	(21,188)
Proceeds from issuance of common stock	221,917	—	456,347
Proceeds from exercise of stock options	31,644	109,755	14,348
Dividends paid	(413,175)	(161,840)	(147,166)
Capital contribution from General Growth Properties, Inc.	272,791	—	—
Other	(21,146)	(22,891)	(17,294)
Net cash provided (used) by financing activities	262,698	(11,764)	497,077
Net increase (decrease) in cash and cash equivalents	(87,034)	75,597	9,510
Cash and cash equivalents at beginning of year	117,230	41,633	32,123
Cash and cash equivalents at end of year	$30,196	$117,230	$41,633

Supplemental Disclosure of Cash Flow Information:
Interest paid	$234,143	$231,135	$233,403
Interest capitalized	38,218	37,875	38,204

Schedule of Noncash Investing and Financing Activities:
Common stock issued pursuant to Contingent Stock Agreement	$51,818	$66,785	$19,356
Capital lease obligations incurred	7,059	7,504	12,720
Tax benefit related to nonqualified stock options exercised	14,928	—	—
Lapses of restrictions on common stock awards and other	6,341	7,515	2,809
Debt assumed by purchasers of land and other assets	6,852	19,595	16,656
Debt assumed by purchasers of operating properties	130,787	286,186	—
Debt and other liabilities assumed or issued in other acquisitions of assets	400,744	289,208	—
Debt and other liabilities assumed and consolidated in acquisition of assets from Rodamco North America N.V. and other partners’ interests in unconsolidated real estate affiliates	—	95,770	915,976
Property and other assets contributed to unconsolidated real estate affiliates	—	164,306	196,920
Debt and other liabilities related to property and other assets contributed to unconsolidated real estate affiliates	—	163,406	129,801

The accompanying notes are an integral part of these statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(1)         Summary of significant accounting policies

(a)         Basis of presentation

The consolidated financial statements include the accounts of The Rouse Company LP (the successor to The Rouse Company), our subsidiaries and ventures (“we,” “TRCLP” or “us”) in which we have a majority voting interest and control.  We also consolidate the accounts of variable interest entities that are considered special purpose entities and where we are the primary beneficiary.  We account for investments in other ventures using the equity or cost methods as appropriate in the circumstances.  Significant intercompany balances and transactions are eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period.  Significant estimates are inherent in the preparation of our financial statements in a number of areas, including the cost ratios and completion percentages used for land sales, evaluation of impairment of long-lived assets (including operating properties and properties held for development or sale), evaluation of collectibility of accounts and notes receivable and allocation of the purchase price of acquired properties.  Actual results could differ from these and other estimates.

Certain amounts for prior years have been reclassified to conform to the presentation methods used for 2004.

(b)         Merger with General Growth Properties, Inc.

On August 19, 2004, The Rouse Company executed a definitive merger agreement, which was approved by The Rouse Company’s Board of Directors, with General Growth Properties, Inc. (“GGP”). On November 9, 2004, The Rouse Company’s shareholders approved the merger (the “Merger”). On November 12, 2004, the Merger was completed and The Rouse Company was merged with and into us. A subsidiary of GGP was then merged with and into us and through a series of transactions, we were converted to a limited partnership and a subsidiary of GGP.

Under terms of the Merger, The Rouse Company shareholders were to receive consideration of $67.50 per share reduced by the payment of any extraordinary dividends. We declared and paid an extraordinary dividend in November 2004 of $2.29474 per share. This reduced the merger consideration to $65.20526 per share.

Effective with the Merger, each of our outstanding stock options and restricted stock grants became fully vested. Each option holder received a cash payment equal to the excess of the merger consideration over the exercise price per share of the stock option. Each holder of restricted stock received a cash payment equal to the per share merger consideration. These payments resulted in the recognition of additional compensation expense (see Note 11).

At the time of the Merger, the common stock of The Rouse Company was canceled and retired. Additionally, all stock-based employee compensation plans (stock option plans and stock bonus plans) were terminated. As a result, our consolidated financial statements do not contain common stock related disclosures, such as earnings per share amounts or information regarding stock-based compensation, for the year ended December 31, 2004.

Typically, the effects of a merger transaction are reflected in the financial statements of the acquired company by adjusting its basis of assets and liabilities to their fair values in order to reflect the purchase price paid in the acquisition. However, there are certain exceptions (related to the presence of public debt that is qualitatively or quantitatively significant) to this requirement that would allow a Company to elect to not apply this general practice. As described above, the Merger took place on November 12, 2004. Applying these purchase accounting adjustments in 2004 would require that the operations of the Company for 2004 be split between pre and post-merger activity. This presentation in our financial statements would not be comparable to the operations presented for previous years. Accordingly, we have elected to not reflect these purchase accounting adjustments in our consolidated financial statements for 2004. As a result of this election, the post-Merger presentation retains our historical cost basis. Consequently, the presentation of our assets and liabilities and post-Merger operations will differ from the presentation of the same assets, liabilities and operations included in the financial statements of GGP as the consolidated financial statements of GGP are required to be presented with such purchase accounting adjustments.

However, we intend to reflect these adjustments in our financial statements in 2005. When these adjustments are made, the applicable comparable periods for 2004 will be restated to also reflect these adjustments. In this way, comparable periods can be evaluated within our financial statements and a single underlying set of information can be used for both ours and GGP’s consolidated statements.

(c)          Description of business

Through our subsidiaries and affiliates, we acquire, develop and manage operating properties located throughout the United States and develop and sell land for residential, commercial and other uses primarily in master-planned communities.  The operating properties consist of retail centers, office and industrial buildings and mixed-use and other properties.  The retail centers are primarily regional shopping centers in suburban market areas, but also include specialty marketplaces in certain downtown areas and several community retail centers.  The office and industrial properties are located primarily in the Baltimore-Washington and Las Vegas markets or are components of large-scale mixed-use properties (which include retail, parking and other uses) located in other urban markets.  Land development and sales operations are predominantly related to large scale, long-term community development projects in and around Columbia, Maryland, Summerlin, Nevada and Houston, Texas.

(d)         Property and property-related deferred costs

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

Gains from dispositions of interests in operating properties are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by us with the properties sold are met.  Gains relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.

(e)          Acquisitions of operating properties

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

Our intangible assets arise primarily from contractual rights and include leases with above- or below-market rents (including ground leases where we are lessee), in-place leases and customer relationship values and a real estate tax stabilization agreement.

Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease (including those under bargain renewal options).  The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases (including periods under bargain renewal options).

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

The aggregate purchase price of properties acquired in 2004 and 2003 was allocated to intangible assets and liabilities as follows (in millions):

	2004	2003

Above-market leases	$4.4	$1.1
In-place lease assets	3.3	2.0
Tenant relationships	7.1	0.6
Below-market leases	6.5	4.7
Anchor store agreements	7.5	2.5
Below-market ground lease	14.5	—
Real estate tax stabalization agreement	94.2	—

(f)            Leases

Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables.  Leases which transfer substantially all the risks and benefits of ownership to us are considered capital leases and the present values of the minimum lease payments are accounted for as assets and liabilities.

(g)         Income taxes

Effective with the Merger, we became a disregarded entity for Federal income tax purposes and for tax purposes in most states in which we operate. However, we continued to own and operate several taxable REIT subsidiaries (“TRS”) that are recognized for Federal and state income tax purposes.

Prior to the Merger, we had elected to be taxed as a REIT pursuant to the Internal Revenue Code of 1986, as amended, effective January 1, 1998.  In general, a corporation that distributes at least 90% of its REIT taxable income to shareholders in any taxable year and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent of the income which it distributes.  We believe that we met the qualifications for REIT status as of the Merger date.

We and certain wholly-owned subsidiaries made a joint election to treat the subsidiaries as TRS, which allows us to engage in certain non-qualifying REIT activities. With respect to the TRS, we are liable for income taxes at the Federal and state levels.  Except with respect to the TRS, we do not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2005 and future years.

Deferred income taxes relate primarily to the TRS and are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of the TRS and their respective tax bases and for their interest, operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

(h)         Investments in marketable securities and cash and cash equivalents

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

Debt security investments with maturities at dates of purchase in excess of three months are classified as marketable securities and carried at amortized cost as it is our intention to hold these investments until maturity.  Short-term investments with maturities at dates of purchase of three months or less are classified as cash equivalents. Most investments in marketable equity securities are held in an irrevocable trust for participants in our nonqualified defined contribution plans, are classified as trading securities and are carried at market value with changes in values recognized in earnings. Other investments in marketable equity securities subject to significant restrictions on sale or transfer are classified as available-for-sale and are carried at market value with unrealized changes in values recognized in other comprehensive income.

Other income, net in 2004, 2003 and 2002 is summarized as follows (in thousands):

	2004	2003	2002

Interest income	$2,402	$2,324	$4,326
Dividends	1,411	232	271
Gains (losses) on marketable securities, net	3,690	6,783	(2,460)
	$7,503	$9,339	$2,137

(i)            Revenue recognition and related matters

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

(j)            Derivative financial instruments

We may use derivative financial instruments to reduce risk associated with movements in interest rates.  We may choose to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings.  In some instances, lenders may require us to do so.  In order to limit interest rate risk on variable-rate borrowings, we may enter into pay-fixed, receive-variable interest rate swaps or interest rate caps to hedge specific risks.  In order to limit interest rate risk on forecasted borrowings, we may enter into forward-rate agreements, forward starting swaps, interest rate locks and interest rate collars. We may also enter into pay-variable, receive-fixed rate swaps to hedge the fair values of fixed-rate borrowings. In addition, we may use derivative financial instruments to reduce risk associated with movements in currency exchange rates if and when we are exposed to such risk.  We do not use derivative financial instruments for speculative purposes.

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

All of the pay-fixed, receive-variable interest rate swap and other derivative financial instruments we used in 2004, 2003 and 2002 qualified as cash flow hedges and hedged our exposure to forecasted interest payments on variable-rate LIBOR-based debt or the forecasted issuance of fixed-rate debt.  Accordingly, the effective portion of the instruments’ gains or losses is reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transactions affect earnings.  If we discontinue a cash flow hedge because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into earnings. Any subsequent changes in the fair value of the derivative are immediately recognized in earnings. If we discontinue a cash flow hedge, the net gain or loss in accumulated other comprehensive income is reclassified to earnings over the term during which the hedged forecasted transaction affects earnings.

All of the pay-variable, receive-fixed interest rate swaps we used in 2004 qualified as fair value hedges and hedged our exposure to changes in the fair value of the hedged instruments. Accordingly, the hedges and the hedged instruments are carried at their fair values with changes in their fair values recorded in earnings. Because the hedges are highly effective, the changes in the values of the hedge and the hedged instrument are substantially equal and offsetting.

We have not recognized any gains or losses in our consolidated statements of operations as a result of hedge discontinuance, and the expense that we recognized related to changes in the time value of interest rate cap agreements was insignificant for 2004, 2003 and 2002.

Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

(k)         Other information about financial instruments

Fair values of financial instruments approximate their carrying values in the financial statements except for debt and The Rouse Company LP-obligated mandatorily redeemable preferred securities, for which fair value information is provided in Notes 7 and 8. In addition, we determined that several of our consolidated partnerships are limited-life entities.  The fair values of minority interests in these partnerships at December 31, 2004 and 2003 aggregated approximately $62.0 million and $56.5 million, respectively.  The aggregate carrying values of the minority interests in these partnerships were approximately $29.8 million and $28.5 million at December 31, 2004 and 2003, respectively.

(l)            Earnings per share of common stock

Earnings per share were not computed in 2004 as there were no outstanding shares of common stock at December 31, 2004. In 2003 and 2002, basic earnings per share (“EPS”) was computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding.  Diluted EPS was computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares during the period.  The dilutive effects of convertible securities are computed using the “if-converted” method and the dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans) were computed using the “treasury stock” method.

(m)      Stock-based compensation

We applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based employee compensation plans.  Under this method, compensation cost was recognized for awards of shares of common stock or stock options to our officers and employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) was greater than the amount the grantee must pay to acquire the stock.  The following table summarizes the pro forma effects on net earnings (loss) (in thousands) and earnings per share of common stock (for 2003 and 2002) of using an optional fair value-based method, rather than the intrinsic value-based method, to account for stock-based compensation awards made since 1995. Subsequent to the Merger, there were no outstanding shares of common stock, all outstanding stock options became fully vested, settled and expensed, and stock-based compensation plans were terminated as of the date of the Merger.

	2004	2003	2002

Net earnings (loss), as reported	$(274,761)	$260,589	$139,851
Add: Stock-based employee compensation expense included in determined reported net earnings, net of related tax effects and amounts capitalized	200,405	4,585	3,235
Deduct: Total stock-based employee compensation expense under fair value-based method, net of related tax effects and amounts capitalized	(20,911)	(13,653)	(10,237)
Pro forma net earnings (loss)	$(95,267)	$251,521	$132,849

Earnings per share of common stock:
Basic:
As reported	N/A	$2.80	$1.49
Pro forma	N/A	$2.70	$1.41
Diluted:
As reported	N/A	$2.73	$1.47
Pro forma	N/A	$2.65	$1.39

The per share weighted-average estimated fair values of options granted during 2004, 2003 and 2002 were $6.83, $4.06 and $3.48, respectively.  These fair values were estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Risk-free interest rate	3.5%	3.2%	4.4%
Dividend yield	4.0%	5.0%	5.5%
Volatility factor	20.0%	20.0%	20.0%
Expected life in years	6.4	6.1	6.7

(n)         Deferred financing costs

We defer direct costs associated with borrowings and amortize them using the interest method (or other methods which approximate the interest method) over the terms of the related financings.

(2)         Discontinued operations

We sell interests in retail centers that are not consistent with our long-term business strategies or not meeting our investment criteria and office and other properties that are not located in our master-planned communities or not part of urban mixed-use properties.  We may also dispose of properties for other reasons.

In December 2003, as part of an agreement to acquire interests in entities developing The Woodlands (see Note 3), we agreed to dispose of Hughes Center, a master-planned business park in Las Vegas, Nevada, comprising eight office buildings totaling approximately 1.1 million square feet, nine ground leases and approximately 13 acres of developable land.  The sales of two of the office buildings and two of the ground leases closed in December 2003 for cash of $29.0 million and the assumption by the buyer of $9.6 million of mortgage debt.  We recorded aggregate gains on these sales of approximately $10.1 million.  The remaining sale of the properties in Hughes Center closed in 2004 for cash of $71.3 million and the assumption by the buyer of $110.8 million of mortgage debt. We recorded aggregate gains on these sales of approximately $42.2 million (net of deferred income taxes of $2.7 million).

In May 2004, we agreed to sell our interests in two office buildings in Hunt Valley, Maryland. We recorded aggregate impairment losses of $1.4 million in the fourth quarter of 2003 and $0.4 million in 2004 related to these properties. These properties were sold in October 2004 for net proceeds of $8.4 million.

In March 2004, we sold our interests in Westdale Mall, a retail center in Cedar Rapids, Iowa, for cash of $1.3 million and the assumption by the buyer of $20.0 million of mortgage debt. We recognized a gain of $0.8 million relating to this sale. We recorded an impairment loss of $6.5 million in 2003 related to this property.

We also recorded in 2004 net gains of $2.0 million (net of deferred income taxes of $0.4 million) related to the resolutions of certain contingencies related to disposals of properties in 2002 and 2003.

In August 2003, we sold The Jacksonville Landing, a retail center in Jacksonville, Florida, for net proceeds of $4.8 million.  We recognized a gain of $2.8 million relating to this sale.  We recorded an impairment loss of $3.3 million in the fourth quarter of 2002 related to this property. We also sold three small neighborhood retail properties in Columbia, Maryland in the third quarter of 2003 for aggregate proceeds of $2.2 million and recognized aggregate gains of $0.9 million.  In May and June 2003, we sold eight office and industrial buildings in the Baltimore-Washington corridor for net proceeds of $46.6 million.  We recognized aggregate gains of $4.4 million relating to the sales of these properties.

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

In December 2002, we sold our interest in Tampa Bay Center and our interest in a Summerlin community retail center for net proceeds of $22.8 million and $25.1 million, respectively.  We recorded gains of $2.5 million and $2.8 million (net of deferred income taxes of $1.5 million), respectively, on these transactions.

In April 2002, we sold our interests in 12 community retail centers in Columbia, Maryland for net proceeds of $111.1 million.  We recorded a gain on this transaction of approximately $32.0 million, net of deferred income taxes of $18.4 million.  Our interests in one of the community retail centers were reported in unconsolidated real estate affiliates and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations (see Note 13).  The remaining gain on this transaction ($27.7 million, net of deferred income taxes of $16.4 million) is classified as a component of discontinued operations.  In anticipation of the sale of the community retail centers, we repaid debt secured by these properties in March 2002 and incurred a loss on this repayment of $5.3 million, including prepayment penalties of $4.6 million.

The operating results of the properties included in discontinued operations are summarized as follows (in thousands):

	2004	2003	2002

Revenues	$3,992	$88,469	$165,700
Operating expenses, exclusive of depreciation and amortization	(1,604)	(41,302)	(75,194)
Interest expense	(730)	(20,920)	(38,440)
Depreciation and amortization	(980)	(16,988)	(33,617)
Gains (losses) on extinguishment of debt, net	—	26,896	(5,346)
Impairment losses on operating properties	(432)	(7,900)	(42,123)
Gains on dispositions of operating properties, net	45,090	85,523	33,012
Income tax benefit (provision), primarily deferred	63	(191)	736
Discontinued operations	$45,399	$113,587	$4,728

(3)         Unconsolidated real estate affiliates

Investments in and advances to unconsolidated real estate affiliates at December 31, 2004 and 2003 were $528.9 million and $647.9 million, respectively.  Our equity in earnings of unconsolidated real estate affiliates was $26.4 million, $31.4 million and $33.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

We own interests in unconsolidated real estate affiliates that own and/or develop properties, including master-planned communities.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements. We may also contribute interests in properties we own to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  We account for the majority of these ventures using the equity method because the ventures do not meet the definition of a variable interest entity and we have joint interest and control of these properties with our venture partners.  For those ventures where we own less than a 5% interest and have virtually no influence on the venture’s operating and financial policies, we account for our investments using the cost method.

At December 31, 2004, these ventures were primarily partnerships and corporations which own retail centers (most of which we manage) and a venture developing the master-planned community known as The Woodlands, near Houston, Texas. In January 2004, we acquired our partners’ interests in the joint venture that is developing the master-planned community known as Fairwood, in Prince George’s County, Maryland, increasing our ownership to 100%. Prior to this transaction, we held a noncontrolling interest in this venture and accounted for our investment as an investment in unconsolidated real estate affiliates. We consolidated the venture in our financial statements from the date of the acquisition.

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

On December 31, 2003 we acquired, for approximately $185 million, certain office buildings and a 52.5% economic interest in entities (which we refer to as the “Woodlands Entities”) that own The Woodlands, a master-planned community in the Houston, Texas metropolitan area.  Assets owned by the Woodlands Entities at the time of acquisition included approximately 5,500 acres of land, three golf course complexes, a resort conference center, a hotel, interests in seven office buildings and other assets. Two of the office buildings were sold during 2004.

In December 2003, we sold our investment in Kravco Investments, L.P. for approximately $52 million.

In August 2003, we acquired the remaining interest in Staten Island Mall, a regional retail center in Staten Island, New York, for approximately $148 million cash and assumption of the other venture’s share of debt (approximately $53 million) encumbering the property.  We consolidated this property from the date of acquisition.

In April 2003, we acquired Christiana Mall subject to a participating mortgage.  We subsequently conveyed a 50% interest in the property to the holder of the participating mortgage (which we repaid from proceeds of a new mortgage loan) and report our remaining 50% interest in unconsolidated real estate affiliates.

In November 2002, we acquired our partners’ controlling financial interests in entities that own Ridgedale Center, a regional retail center in suburban Minneapolis, Minnesota, and Southland Center, a regional retail center in suburban Detroit, Michigan, for an aggregate purchase price of $215.8 million (cash of $63.1 million and assumption of our partners’ share of debt of $152.7 million).  We owned 10% noncontrolling interests in these entities prior to this transaction. We consolidated these properties from the date of acquisition.

In October 2002, we contributed our ownership interest in Perimeter Mall to a joint venture in exchange for a 50% interest in the venture and a distribution of $67.1 million.  As a result, we report our interest in this property in unconsolidated real estate affiliates from the date of contribution.

In May 2002, we acquired partial, noncontrolling ownership interests in Oakbrook Center, Water Tower Place and certain other assets from Rodamco North America N.V. (“Rodamco”) (see Note 18).  Additionally, we acquired from Rodamco the remaining interests in properties (Collin Creek, North Star, Perimeter Mall and Willowbrook) in which we previously owned noncontrolling interests.  As a result, we consolidated these properties in our financial statements from the date of the acquisition.

In April 2002, we sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for net proceeds of $20.5 million and the buyer assumed our share of the center’s debt ($44.7 million). We recorded a gain of $42.6 million on this transaction.

We received $77.3 million of distributions of financing proceeds from unconsolidated real estate affiliates in 2004.  We did not receive similar distributions in 2003.

As a result of these transactions and the ongoing operations of the ventures, the net decrease in investments in and advances to unconsolidated real estate affiliates was $119.0 million in 2004. As a result of acquiring The Woodlands in 2003, the net increase was $205.5 million.  Cumulative distributions, primarily from financing proceeds, from certain of these ventures exceed our investments in them.  At December 31, 2004 and 2003, these balances aggregated $29.3 million and $26.7 million, respectively, and were included in other liabilities.

The condensed, combined balance sheets of ventures accounted for using the equity method as of December 31, 2004 and 2003 and the condensed, combined statements of operations of these ventures and others during periods that they were accounted for using the equity method during 2004, 2003 and 2002 are summarized as follows (in thousands):

	2004	2003

Net property and property-related deferred costs	$2,717,442	$2,776,448
Investments in unconsolidated real estate affiliates	—	50,570
Accounts and notes receivable	37,251	75,059
Prepaid expenses and other assets	140,977	246,034
Cash and cash equivalents	56,589	61,333
Total assets	$2,952,259	$3,209,444

Nonrecourse property debt	$1,810,399	$1,681,252
Property debt guaranteed by us	100,000	100,000
Accounts payable and other liabilities	178,764	384,503
Venturers’ equity	863,096	1,043,689
Total liabilities and venturers’ equity	$2,952,259	$3,209,444

	2004	2003	2002

Revenue	$532,302	$335,855	$307,486
Equity in earnings of unconsolidated investments	553	15,990	9,651
Operating and interest expenses	(360,370)	(220,297)	(207,263)
Depreciation and amortization	(84,781)	(67,069)	(49,020)
Loss on early extinguishment of debt	—	(269)	(260)
Net earnings	$87,704	$64,210	$60,594

We previously guaranteed the repayment of a construction loan of the unconsolidated real estate venture that owns the Village of Merrick Park.  In October 2003, the venture repaid this loan with proceeds from a $194 million mortgage loan.  We have guaranteed $100 million of the mortgage loan.  The amount of the guarantee may be reduced or eliminated upon the achievement of certain lender requirements.  Additionally, venture partners have provided indemnifications to us for their share (60%) of the loan guarantee.

(4)         Property

Operating properties at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003

Buildings and improvements	$5,202,435	$4,679,036
Land	641,688	637,409
Furniture and equipment	41,032	35,303
Total	$5,885,155	$5,351,748

Depreciation expense for 2004, 2003 and 2002 was $172.3 million, $149.7 million and $115.9 million, respectively.  Amortization expense for 2004, 2003 and 2002 was $21.1 million, $21.5 million and $13.4 million, respectively.

Properties in development include construction and development in progress and preconstruction costs.  Construction and development in progress includes land and land improvements of $120.7 million and $86.6 million at December 31, 2004 and 2003, respectively.

Investment land and land held for development and sale at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003

Land under development	$430,386	$300,553
Finished land	65,012	68,956
Investment and raw land	17,052	45,157
Total	$512,450	$414,666

(5)         Accounts and notes receivable

Accounts and notes receivable at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003

Accounts receivable, primarily rents under tenant leases	$62,590	$65,295
Notes receivable from sales of operating properties	—	281
Notes receivable from sales of land	17,531	18,978
	80,121	84,554
Less: allowance for doubtful receivables	30,473	30,860
Total	$49,648	$53,694

Accounts and notes receivable due after one year were $2.6 million and $1.5 million at December 31, 2004 and 2003, respectively.

Credit risk with respect to receivables from tenants is not highly concentrated due to the large number of tenants and the geographic diversification of our operating properties.  We perform credit evaluations of prospective new tenants and require security deposits or bank letters of credit in certain circumstances.  Tenants’ compliance with the terms of their leases is monitored closely, and the allowance for doubtful receivables is established based on analyses of the risk of loss on specific tenant accounts, historical trends and other relevant information.  Notes receivable from sales of land are primarily attributable to land sales in Las Vegas and Summerlin, Nevada.  We perform credit evaluations of the builders and generally require substantial down payments (at least 20%) on all land sales that we finance.  These notes and notes from sales of operating properties are generally secured by first liens on the related properties.

(6)         Pension, post-retirement and deferred compensation plans

We had a qualified defined benefit pension plan (“funded plan”) that covered substantially all employees, and nonqualified unfunded defined benefit pension plans that primarily covered participants in the funded plan whose defined benefits exceed the plan’s limits (“supplemental plan”).  In April 2003, we modified our funded plan and our supplemental plan so that covered employees would not earn additional benefits for future services.  The curtailment of the funded and supplemental plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million in 2003.  In February 2004, we adopted a proposal to terminate our qualified and supplemental plans. On October 4, 2004, we began distributing the plan’s assets to its beneficiaries. Concurrent with the first distributions from the qualified plan, we terminated our supplemental plan by merger into our nonqualified supplemental defined contribution plan. As of December 31, 2004 the distributions were completed. We incurred settlement losses of $34.9 million, $10.8 million and $8.3 million in 2004, 2003 and 2002, respectively, related to lump-sum distributions made primarily as a result of the plan termination in 2004 and retirements as a result of organizational changes and early retirement programs offered in 2003 and 2002.  The lump-sum distributions were paid to participants primarily from assets of our funded plan, or with respect to the supplemental plan, from contributions made by us.

The remaining nonqualified plan benefit obligations relate to The Rouse Company Board of Director’s plan which has been curtailed as a result of the Merger and resulted in a curtailment loss of $0.1 million.

We had a qualified defined contribution plan and a nonqualified supplemental defined contribution plan available to substantially all employees.  In 2004 and 2003, we matched 100% of participating employees’ pre-tax contributions up to a maximum of 3% of eligible compensation and 50% of participating employees’ pre-tax contributions up to an additional maximum of 2% of eligible compensation.  In 2002, we matched 50% of participating employees’ pre-tax contributions up to a maximum of 6% of eligible compensation. In an action related to the curtailment of the funded and supplemental plans, we added new components to the defined contribution plans under which we either made or accrued discretionary contributions to the plans for all employees.  Expenses related to these plans were $5.9 million, $6.1 million and $2.6 million in 2004, 2003 and 2002, respectively. Our defined contribution plans will be merged effective April 1, 2005 with those defined contribution plans offered by General Growth Properties, Inc.

The supplemental plan obligations were $17.3 million at October 4, 2004. On August 20, 2004, we funded an irrevocable trust for the participants in our supplemental plan and our nonqualified supplemental defined contribution plan with cash of approximately $27.2 million and the transfer of marketable securities valued at approximately $25.2 million.

We also have a retiree benefits plan that provides postretirement medical and life insurance benefits to full-time employees who meet minimum age and service requirements.  We pay a portion of the cost of participants’ life insurance coverage and make contributions to the cost of participants’ medical coverage based on years of service, subject to a maximum annual contribution. Effective December 31, 2004 modifications were made to the plan so that employees’ retiring on or after January 1, 2005 would no longer be eligible for this benefit. The curtailment of this plan required us to immediately recognize all unamortized prior service credit and unrecognized transition obligation and resulted in a curtailment gain of approximately $3 million in 2004.

The normal date for measurement of our pension plan obligations is December 31 of each year, unless more recent measurements of both plan assets and obligations are available, or if a significant event occurs, such as a plan amendment or curtailment, that would ordinarily call for such measurements.  Information relating to the obligations, assets and funded status of the plans at December 31, 2004 and 2003 and for the years then ended is summarized as follows (dollars in thousands):

	Pension Plans				Postretirement
	Funded		Supplemental and Other		Plan
	2004	2003	2004	2003	2004	2003

Projected benefit obligation at end of year	$—	$56,228	$624	$17,855	$—	$—
Accumulated benefit obligation at end of year	—	56,228	624	17,846	12,804	17,555

Change in benefit obligations:
Benefit obligations at beginning of year	$56,228	$70,491	$17,855	$19,799	$17,555	$16,732
Service cost	—	—	—	1	360	395
Interest cost	2,438	3,620	729	1,134	1,015	1,031
Plan amendment	—	—	—	9	—	—
Actuarial loss	9,401	6,173	2,254	1,873	462	403
Benefits paid	(219)	(235)	(149)	(129)	(1,328)	(1,006)
Benefit obligations before special events	67,848	80,049	20,689	22,687	18,064	17,555
Special events—
Settlements	(67,800)	(15,087)	(20,065)	(3,746)	—	—
Curtailments	—	(8,734)	—	(1,086)	(5,260)	—
Transfer to Retirement Savings Plan	(48)	—	—	—	—	—
Benefit obligations at end of year	—	56,228	624	17,855	12,804	17,555

Change in plan assets:
Fair value of plan assets at beginning of year	65,339	63,625	—	—	—	—
Actual return on plan assets	2,481	12,469	—	—	—	—
Employer contribution	82	6,475	20,214	4,622	1,328	1,006
Employee contribution	165	—	—	—	—	—
Benefits paid	(219)	(235)	(149)	(129)	(1,328)	(1,006)
Settlements	(67,800)	(16,995)	(20,065)	(4,493)	—	—
Transfer to Retirement Savings Plan	(48)	—	—	—	—	—
Fair value of plan assets at end of year	—	65,339	—	—	—	—

Funded status	—	9,111	(624)	(17,855)	12,804	(17,555)
Unrecognized net actuarial loss	—	19,825	312	4,637	—	4,019
Unamortized prior service cost	—	—	—	166	—	(2,450)
Net amount recognized	$—	$28,936	$(312)	$(13,052)	$12,804	$(15,986)

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$—	$28,936	$—	$—	$—	$—
Accrued benefit liability	—	—	(624)	(17,846)	12,804	(15,986)
Intangible asset	—	—	—	166	—	—
Accumulated other comprehensive income item—minimum pension liability adjustment	—	—	312	4,628	—	—
Net amount recognized	$—	$28,936	$(312)	$(13,052)	$12,804	$(15,986)

Weighted-average assumptions at year end:
Discount rate	5.12%	6.00%	5.12%	6.00%	5.75%	6.00%
Lump sum rate	5.12	6.00	5.12	6.00	—	—
Expected rate of return on plan assets	N/A	8.00	N/A	—	—	—
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.50%	6.00%	6.50%	6.00%	6.50%
Lump sum rate	6.00	6.00	6.00	6.00	—	—
Expected rate of return on plan assets	8.00	8.00	—	—	—	—
Rate of compensation increase	N/A	4.50	N/A	4.50	N/A	N/A

The net pension cost includes the following components (in thousands):

	2004	2003	2002

Service cost	$—	$1	$5,813
Interest cost on projected benefit obligations	3,167	4,754	6,255
Expected return on funded plan assets	(2,906)	(4,701)	(4,690)
Prior service cost recognized	30	403	1,538
Net actuarial loss recognized	1,184	2,494	2,525
Amortization of transition obligation	—	17	68
Net pension cost before special events	1,475	2,968	11,509

Special events:
Settlement losses	34,881	10,889	8,324
Curtailment loss	136	10,212	—
Net pension cost after special events	$36,492	$24,069	$19,833

The curtailment loss in 2003 and settlement losses in 2004, 2003 and 2002 are included in other provisions and losses, net, in the consolidated statements of operations (see Note 11).

The net postretirement benefit cost includes the following components (in thousands):

	2004	2003	2002

Service cost	$360	$395	$342
Interest cost on accumulated benefit obligations	1,015	1,031	1,070
Net actuarial loss recognized	143	112	85
Amortization of prior service cost	(241)	(241)	(241)
Net postretirement benefit cost before special events	$1,277	$1,297	$1,256

Special Events:
Curtailment gain	(3,132)	—	—
Net postretirement benefit cost (gain)	$(1,855)	$1,297	$1,256

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement plan.  Actuarial assumptions used to determine amounts reported for the postretirement plan included health care costs increasing at 5% per year, representing the ultimate trend rate. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$(11)	$13

Effect on postretirement benefit obligation	$(173)	$190

We also had a deferred compensation program which permitted directors and certain management employees to defer portions of their compensation on a pre-tax basis.  The effect of this program on net earnings was insignificant in 2004, 2003 and 2002. Future contributions into the program were terminated on December 31, 2004 as a result of the Merger.

(7)         Debt

Debt is classified as follows:

(a)          “Property debt not carrying a Rouse Company LP guarantee of repayment” which is subsidiary company debt having no express written obligation which would require The Rouse Company LP to repay the principal amount of such debt during the full term of the loan (“nonrecourse loans”); and

(b)         “Rouse Company LP debt and debt carrying a Rouse Company LP guarantee of repayment” which is our debt and subsidiary company debt with an express written obligation from the Rouse Company LP to repay the principal amount of such debt during the full term of the loan.

With respect to nonrecourse loans, we have in the past and may in the future, under some circumstances, support those subsidiary companies whose annual expenditures, including debt service, exceed their operating revenues.  At December 31, 2004 and 2003, nonrecourse loans include $90.5 million and $240.7 million, respectively, of subsidiary companies’ mortgages and bonds which are subject to agreements with lenders requiring us to provide support for operating and debt service costs, where necessary, for defined periods or until specified conditions relating to the operating results of the related properties are met.  At December 31, 2004, approximately $798 million of the total debt was payable to one lender.

On November 12, 2004 (the day of the Merger), we issued $1.2 billion in mortgage debt. The proceeds from the financings were used primarily to repay and terminate our credit facility, which had an outstanding balance of $687.5 million, and to make a non-interest bearing advance to GGP. The advance was used by GGP to partially fund the acquisition of Rouse.

During the first quarter of 2004, we repaid $443 million of mortgage loans with proceeds from borrowings under our credit facility. We then issued $400 million of 3.625% Notes due March 2009 and $100 million of 5.375% Notes due in November 2013 for net proceeds of approximately $503 million. The proceeds were primarily used to repay credit facility borrowings.

Debt at December 31, 2004 and 2003 is summarized as follows (in thousands):

	2004	2003

Mortgage and bonds	$3,992,601	$3,025,802
Medium-term notes	45,500	45,500
Credit facility borrowings	—	271,000
3.625% Notes due March 2009	388,269	—
8% Notes due April 2009	200,000	200,000
7.2% Notes due September 2012	399,604	399,553
5.375% Notes due November 2013	453,658	350,000
Other loans	149,378	152,637
Total	$5,629,010	$4,444,492

Mortgages and bonds are secured by deeds of trust or mortgages on properties and general assignments of rents.  This debt matures at various dates through 2031 and, at December 31, 2004, bears interest at a weighted-average effective rate of 5.4%. At December 31, 2004 and December 31, 2003, approximately $16 million and $82 million, respectively of our debt provided for payments of additional interest based on operating results of the related properties in excess of stated levels.  The participating debt at December 31, 2003 primarily related to a retail center where the lender received a fixed interest rate of 7.625% and a 5% participation in cash flows.  The lender also received a payment at maturity (November 2004) equal to the greater of 5% of the value of the property in excess of the debt balance or the amount required to provide an internal rate of return of 8.375% over the term of the loan.  The internal rate of return of the lender was limited to 12.5%.  We recognized interest expense on this debt at a rate required to provide the lender the required minimum internal rate of return (8.375%) and, based on this rate, our accrued liability approximated the payment made at maturity.

We have issued unsecured, medium-term notes.  The notes bear interest at fixed interest rates.  The notes outstanding at December 31, 2004 mature at various dates from 2005 to 2007, bear interest at a weighted-average effective rate of 8.3% and have a weighted-average maturity of 0.4 years.

We had a credit facility with a group of lenders that was guaranteed by some of our subsidiaries. The facility was terminated concurrent with the Merger and we recognized a loss of $4.3 million related to the write-off of unamortized debt issuance costs.

Other loans include various property acquisition loans and certain other borrowings.  These loans include aggregate unsecured borrowings of $115.9 million and $120.2 million at December 31, 2004 and 2003, respectively, and at December 31, 2004, bear interest at a weighted-average effective rate of 6.53%.

The agreements relating to various loans impose limitations on us.  The most restrictive of these limit the levels and types of debt we and our affiliates may incur and require us and our affiliates to maintain specified minimum levels of debt service coverage and net worth.  The agreements also impose restrictions on sale, lease and certain other transactions, subject to various exclusions and limitations.  These restrictions have not limited our normal business activities as we expect to be able to access additional funds as necessary from GGP.

The annual maturities of debt at December 31, 2004 are summarized as follows (in thousands):

	Nonrecourse Loans	The Rouse Company LP and Recourse Loans	Total

2005	$441,131	$183,008	$624,139
2006	335,473	24,606	360,079
2007	503,841	17,351	521,192
2008	805,651	70,068	875,719
2009	493,639	603,424	1,097,063
Subsequent to 2009	1,295,968	854,850	2,150,818
Total	$3,875,703	$1,753,307	$5,629,010

The debt due in 2005 consists of $70.1 million of corporate notes, $449.7 million of balloon payments on mortgages and construction loans on five retail centers, a portfolio of office buildings and one community development project and $104.3 million of regularly scheduled principal payments. In 2005, we refinanced $240 million of the mortgage debt due in 2005 and $161.5 million of the mortgage debt due in 2007 with mortgage loans of $686 million secured by the related properties. We advanced the net proceeds relating to these transactions to GGP. We also  refinanced a construction loan of $134.6 million that was due in 2005 with a $255 million mortgage loan on the related property. The net proceeds from this transaction were also advanced to GGP. In January 2005, we repaid a corporate note of $26.6 million using proceeds from borrowings from GGP.  We expect to make the additional balloon payments at or before the scheduled maturity dates of the related loans from proceeds of property refinancings (including refinancings of the maturing mortgages) or borrowings from GGP. The regularly scheduled principal payments will be paid from operating cash flows.

As discussed above, we issued $400 million of 3.625% Notes in March 2004. We simultaneously entered into fair value hedges to effectively convert this fixed-rate debt to variable-rate debt for the term of these notes. In connection with the Merger, we terminated these agreements and paid the counterparties approximately $11 million. In accordance with SFAS 133, the fair value basis adjustment to the 3.625% Notes will be amortized over the remaining term of the debt. There were no outstanding pay-variable, receive-fixed interest rate swap agreements at December 31, 2004.

In accordance with SFAS 133, the net unrealized gains (losses) on pay-fixed, receive-variable interest rate swap agreements and interest rate cap agreements (including our share of unrealized gains (losses) on agreements held by unconsolidated real estate affiliates accounted for using the equity method) of $3.4 million and $3.0 million for 2004 and 2003, respectively, have been recognized as other comprehensive income (loss). In connection with the Merger, we terminated several of these interest rate swap agreements with aggregate notional amounts of $411.5 million and received net proceeds of $0.9 million. The amounts that had previously been recognized into other comprehensive income relating to these terminated agreements will be amortized over the remaining terms of the agreements. This amortization will not materially affect our consolidated interest expense. The fair value of the remaining outstanding pay-fixed, receive-variable interest rate swap and interest rate cap agreements was immaterial at December 31, 2004.

Interest rate exchange agreements did not have a material effect on the weighted-average effective interest rates on debt at December 31, 2004, 2003 and 2002 or interest expense for 2004, 2003 and 2002.

Total interest costs included in continuing operations were $283.9 million in 2004, $259.4 million in 2003 and $247.2 million in 2002 of which $38.2 million, $37.9 million and $38.2 million were capitalized, respectively.

We recognized net losses on the early extinguishment of debt of $5.8 million in 2004 (including $4.3 million relating to the termination of our credit facility) and $7.7 million in 2002, including losses of discontinued operations of $5.3 million in 2002.  The sources of funds used to pay the debt and fund the prepayment penalties, where applicable, were refinancings of properties, proceeds from the sale of properties secured by extinguished debt and the issuance of the 7.20% Notes. We recognized net gains on the early extinguishment of debt of $21.3 million in 2003, including gains of discontinued operations of $26.9 million.

We estimated fair values of debt instruments based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current market rates for loans or groups of loans with similar maturities and credit quality. The estimated future payments include scheduled principal and interest payments and lenders’ participations in operating results, where applicable. The carrying amount and estimated fair value of our debt at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Fixed-rate debt	$4,866,089	$5,047,009	$3,336,678	$3,623,390
Variable-rate debt	762,921	762,921	1,107,814	1,107,814
Total	$5,629,010	$5,809,930	$4,444,492	$4,731,204

(8)         The Rouse Company-obligated mandatorily redeemable preferred securities

The redeemable preferred securities consisted of Cumulative Quarterly Income Preferred Securities (“preferred securities”) at December 31, 2003 with a liquidation amount of $25 per security, which were issued in November 1995 by a statutory business trust.  The trust used the proceeds of the preferred securities and other assets to purchase at par $141.8 million of our junior subordinated debentures (“debentures”) due in November 2025, which are the sole assets of the trust.  The terms of the preferred securities match the terms of the debentures.

Payments made by the trust on the preferred securities were dependent on payments that we had undertaken to make, particularly the payments made by us on the debentures.  Our compliance with our undertakings, taken together, had the effect of providing a full, irrevocable and unconditional guarantee of the trust’s obligations under the preferred securities.

Distributions on the preferred securities were payable from interest payments received on the debentures and were due quarterly at an annual rate of 9.25% of the liquidation amount, subject to deferral for up to five years under certain conditions.  Distributions payable were included in operating expenses.  Redemptions of the preferred securities were payable at the liquidation amount from redemption payments received on the debentures.

We were able to redeem the debentures at par at any time, but redemptions at or prior to maturity were payable only from the proceeds of issuance of our capital stock or of securities substantially comparable in economic effect to the preferred securities.  During 2004 and 2003, we redeemed approximately $79.2 million and $57.1 million, respectively, of the securities using proceeds from the exercise of stock options. The 2004 redemptions were primarily funded from the proceeds of stock option exercises in 2003. We recognized losses of $2.2 million and $1.7 million in 2004 and 2003, respectively, related to the write-off of unamortized issuance costs.

The estimated fair value of the outstanding redeemable preferred securities was $116.1 million at December 31, 2003.

(9)         Segment information

We have five business segments:  retail centers, office and other properties, community development, commercial development and corporate.  The retail centers segment includes the operation and management of regional shopping centers, downtown specialty marketplaces, the retail components of mixed-use projects and community retail centers.  The office and other properties segment includes the operation and management of office and industrial properties and the nonretail components of the mixed-use projects.  The community development segment includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland, Summerlin, Nevada and Houston, Texas.  The commercial development segment includes the evaluation of all potential new development projects (including expansions of existing properties) and acquisition opportunities and the management of them through the development or acquisition process.  Prior to the Merger, the corporate segment was responsible for shareholder and director services, financial management, strategic planning and certain other general and support functions. Subsequent to the Merger, the majority of corporate related functions will be incurred by GGP. Our business segments offer different products or services and are managed separately because each requires different operating strategies or management expertise.

The operating measure used to assess operating results for the business segments is Net Operating Income (“NOI”). Prior to April 1, 2004, we excluded certain expenses related to organizational changes and early retirement costs from our definition of NOI. Effective April 1, 2004, we revised our definition to include these amounts in our corporate segment, except for such amounts that were incurred as a result of the Merger (see Note 11). We made these reclassifications because these expenses are neither infrequent nor unusual and are becoming a normal cost of doing business. Amounts for prior periods have been reclassified to conform to the current definition.

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that:

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

•                  we include discontinued operations and minority interests in NOI rather than presenting them separately.

These differences affect only the reported revenues and operating expenses of the segments and have no effect on our reported net earnings (loss).

Operating results for the segments are summarized as follows (in thousands):

	Retail Centers	Office and Other Properties	Community Development	Commercial Development	Corporate	Total
2004
Revenues	$889,642	$239,219	$494,344	$—	$—	$1,623,205
Operating Expenses	348,648	140,422	324,456	18,685	27,174	859,385
NOI	$540,994	$98,797	$169,888	$(18,685)	$(27,174)	$763,820

2003
Revenues	$843,241	$200,994	$291,439	$—	$—	$1,335,674
Operating Expenses	334,336	78,810	167,549	13,833	26,951	621,479
NOI	$508,905	$122,184	$123,890	$(13,833)	$(26,951)	$714,195

2002
Revenues	$775,513	$205,191	$240,992	$—	$—	$1,221,696
Operating Expenses	305,686	80,195	154,827	12,986	29,873	583,567
NOI	$469,827	$124,996	$86,165	$(12,986)	$(29,873)	$638,129

Segment operating expenses include provision for bad debts, losses (gains) on marketable securities classified as trading, net gains on sales of properties developed for sale and our partner’s share of NOI of the venture developing The Woodlands and exclude income taxes, ground rent expense, distributions on The Rouse Company-obligated mandatorily redeemable preferred securities and other subsidiary preferred stock and real estate depreciation and amortization.

Reconciliations of total revenues and operating expenses reported above to the related amounts in the consolidated financial statements and of NOI reported above to earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations in the consolidated financial statements are summarized as follows (in thousands):

	2004	2003	2002
Revenues:
Total reported above	$1,623,205	$1,335,674	$1,221,696
Our share of revenues of proportionate share and other ventures and revenues of The Woodlands community development venture	(348,980)	(151,229)	(117,123)
Revenues of discontinued operations	(3,992)	(88,469)	(165,700)
Other	—	176	1,273
Total in consolidated financial statements	$1,270,233	$1,096,152	$940,146

Operating expenses, exclusive of provision for bad debts, depreciation and amortization:
Total reported above	$859,385	$621,479	$583,567
Our share of operating expenses of proportionate share ventures and operating expenses of The Woodlands community development venture and partner’s share of its NOI	(241,047)	(50,914)	(36,907)
Operating expenses of discontinued operations	(1,486)	(39,425)	(72,542)
Other	(1,401)	14,214	16,710
Total in consolidated financial statements	$615,451	$545,354	$490,828

Operating results:
NOI reported above	$763,820	$714,195	$638,129
Interest expense	(245,698)	(221,619)	(209,064)
NOI of discontinued operations	(2,506)	(49,044)	(93,158)
Depreciation and amortization	(193,437)	(171,183)	(129,305)
Other provisions and losses, net	(460,459)	(24,531)	(24,082)
Impairment losses on operating properties	(69,538)	—	—
Income taxes, primarily deferred	(39,505)	(42,598)	(29,151)
Our share of interest expense, ground rent expense, depreciation and amortization, other provisions and losses, net, income taxes and gains on operating properties of unconsolidated real estate affiliates, net	(81,524)	(68,894)	(46,957)
Other	(5,434)	(15,956)	(20,235)

Earnings (loss) before net gains on dispositions of interests in operating properties and discontinued operations in consolidated financial statements	$(334,281)	$120,370	$86,177

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements at December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

	2004	2003	2002

Retail centers	$5,640,644	$5,069,644	$5,183,442
Office and other properties	1,081,711	1,165,599	1,105,636
Community development	809,828	835,525	461,403
Commercial development	211,596	114,439	67,228
Corporate	830,349	327,294	153,836
Total segment assets	8,574,128	7,512,501	6,971,545
Our share of assets of unconsolidated proportionate share affiliates	(1,463,705)	(1,464,329)	(923,372)
Investment in and advances to unconsolidated proportionate share affiliates	513,792	591,072	345,978
Total assets in consolidated financial statements	$7,624,215	$6,639,244	$6,394,151

Investments in and advances to unconsolidated real estate affiliates, by segment, are summarized as follows (in thousands):

	2004	2003	2002

Retail centers	$329,675	$345,486	$320,849
Office and other properties	153,641	158,360	98,005
Community development	45,583	144,021	23,551
Total	$528,899	$647,867	$442,405

Additions to long-lived assets of the segments are summarized as follows (in thousands):

	2004	2003	2002
Retail centers:
Redevelopment, expansions and renovations	$35,638	$98,940	$128,660
Improvements for tenants and other	64,939	54,895	36,813
Acquisitions	340,715	382,775	864,776
	441,292	536,610	1,030,249
Office and other properties:
Improvements for tenants and other	19,386	19,652	19,381
Acquisitions	15,734	122,534	25,000
	35,120	142,186	44,381
Community development:
Land development expenditures	151,398	103,651	109,139
Acquisitions	52,545	320,398	—
	203,943	424,049	109,139
Commercial development - costs for new projects	86,658	79,196	98,873
Total	$767,013	$1,182,041	$1,282,642

Approximately $43.2 million, $36.5 million and $75.0 million of the additions (exclusive of acquisitions) in 2004, 2003 and 2002, respectively, relate to properties owned by unconsolidated real estate affiliates.

10)                              Income taxes

Prior to the Merger, The Rouse Company was a REIT and generally was not subject to corporate level Federal income tax on taxable income we distributed currently to our stockholders, but were liable for Federal and state income taxes with respect to our TRS.

Subsequent to the Merger, we are an entity disregarded for Federal income tax purposes and we are not liable for Federal income taxes, except with respect to our TRS. In addition, we are no longer subject to REIT qualification tests.

One of the conditions for closing the Merger was that we deliver to GGP an opinion of tax counsel acceptable to GGP with respect to our qualification as a REIT.  In preparing for the Merger, we discovered that we may have had non-REIT earnings and profits that we did not distribute to our shareholders.  These earnings and profits included non-REIT earnings and profits we would have succeeded to in 2001 if a tax election we made in 2001 with respect to one of our subsidiaries was determined to be invalid. Such earnings and profits also included earnings and profits which might be attributed to certain intercompany transactions. Based on advice from our outside legal counsel who assisted us with REIT tax matters and our internal analysis, we believed that paying additional distributions to our shareholders (which we refer to as extraordinary dividends) and making payments of additional tax, interest and penalties were the most expedient courses of action to take.  On November 9, 2004, we entered into an agreement with the Internal Revenue Service (“IRS”) to settle these matters and treat the payment of extraordinary dividends as satisfying our distribution requirements.  The amount of the extraordinary dividend paid was $238 million ($2.29474 per share).  Additionally, we paid approximately $23.2 million of interest and a penalty of approximately $22.4 million to the IRS under the terms of the closing agreement with the IRS. As a result of these payments, we were able to deliver to GGP an acceptable opinion of tax counsel with respect to our REIT status.

A REIT is permitted to own securities of TRS in an amount up to 20% of the fair value of its assets.  TRS are taxable corporations that are used by REITs generally to engage in nonqualifying REIT activities or perform nonqualifying services.  We own and operate several TRS that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland; Summerlin, Nevada and Houston, Texas.  The TRS also operate and/or own several retail centers and office and other properties.  Except with respect to the TRS, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2005 and future years. Current Federal income taxes of the TRS are likely to increase in future years as we exhaust the net loss carryforwards of certain TRS and complete certain land development projects.  These increases could be significant.

The income tax provisions (benefits) for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

	2004			2003			2002
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Continuing operations:
Operating income	$7,657	$31,848	$39,505	$1,286	$41,312	$42,598	$1,496	$27,655	$29,151
Gains on dispositions	—	2,494	2,494	934	2,091	3,025	—	2,010	2,010
Subtotal continuing operations	7,657	34,342	41,999	2,220	43,403	45,623	1,496	29,665	31,161

Discontinued operations:
Operating income	(28)	(35)	(63)	289	(98)	191	—	(736)	(736)
Gains on dispositions	—	3,134	3,134	—	618	618	—	17,938	17,938
Subtotal discontinued operations	(28)	3,099	3,071	289	520	809	—	17,202	17,202

	$7,629	$37,441	$45,070	$2,509	$43,923	$46,432	$1,496	$46,867	$48,363

Income tax expense attributable to continuing operations is reconciled to the amount computed by applying the Federal corporate tax rate as follows (in thousands):

	2004	2003	2002

Tax at statutory rate on earnings (loss) from continuing operations before income taxes	$(97,356)	$67,419	$58,199
Increase (decrease) in valuations allowance, net	23,396	(10,304)	1,284
State income taxes, net of Federal income tax benefit	(1,563)	1,218	1,056
Tax at statutory rate on earnings (loss) not subject to Federal income taxes and other	117,522	(12,710)	(29,378)
Income tax expense	$41,999	$45,623	$31,161

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities.  At December 31, 2004 and 2003, our net deferred tax assets were $76.6 million and $91.0 million, respectively, and our net deferred tax liabilities were $94.5 million and $86.4 million, respectively.  The amounts are summarized as follows (in thousands):

	2004	2003

Total deferred tax assets	$247,292	$184,060
Total deferred tax liabilities	(239,610)	(177,261)
Valuation allowance	(25,626)	(2,230)
Net deferred tax assets (liabilities)	$(17,944)	$4,569

The tax effects of temporary differences and loss carryforwards included in the net deferred tax assets (liabilities) at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003

Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of interest and certain other costs	$(225,582)	$(164,292)
Interest deduction carryforwards	154,523	162,569
Operating loss and tax credit carryforwards	52,013	12,319
Other	1,102	(6,027)
Total	$(17,944)	$4,569

We obtained a TRS income tax benefit related to non-qualified stock options exercised by employees. The amount that employees had to pay to acquire stock was equal to the quoted market price of the stock at the grant date. Under APB 25, we did not recognize compensation expense with respect to the granting of these options, but we did recognize a deferred tax asset and an increase in additional paid-in capital of $14.9 million when the options were exercised.

In September 2003, we acquired a controlling financial interest in an entity (in which we previously held a minority interest acquired from Rodamco) whose assets include, among other things, approximately $400 million of temporary differences (primarily interest deduction carryforwards).  We believe that it is more likely than not that we will realize these assets and, accordingly, recorded a deferred tax asset of approximately $140 million.  We also recorded a deferred credit of approximately $122 million in accordance with Emerging Issues Task Force (“EITF”) Issue 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”  This deferred credit will reduce income tax expense when the deferred tax asset is realized.

Several of our subsidiaries or partnerships in which we have an interest are currently under examination by the IRS.  Although we believe our tax returns are correct, the final determination of tax audits and any related litigation could be different than that which was reported on the returns.  In the opinion of management, we have made adequate tax provisions for years subject to examination.

As indicated above, the deferred tax assets relate primarily to differences in the book and tax bases of property (particularly land assets) and to operating loss and interest deduction carryforwards for Federal income tax purposes.  A valuation allowance has been established due to the uncertainty of realizing operating loss and interest deduction carryforwards of certain TRS.  Prior to the third quarter of 2003, we had recorded valuation allowances related to certain deferred tax assets that we could not conclude were more likely than not to be realized.  A significant portion of these assets related to temporary differences, primarily net operating loss carryforwards, attributed to a TRS that is an investor in the planned community of Fairwood.  Land sales at Fairwood began in the fourth quarter of 2001.  Based on our experience through the third quarter of 2003 and our projections to completion of the project, we determined that it is more likely than not that we will realize substantially all of these deferred tax assets.  Accordingly, in the third quarter of 2003, we eliminated $8.1 million of the valuation allowance related to these deferred tax assets.  Reversals of other valuation allowances of $3.4 million in 2003 and $1.8 million in 2002 related to certain tax credit carryforwards that we were previously unable to conclude were more likely than not to be realized.  Based on projections of future taxable income, management believes that it is more likely than not that the deferred tax assets at December 31, 2004, net of the valuation allowance, will be realized.  The amount of the deferred tax assets considered realizable could be reduced in the near term, however, if estimates of future taxable income are reduced.  Deferred income taxes will become payable as temporary differences reverse (primarily due to the completion of land development projects) and TRS net operating loss carryforwards are exhausted.

The TRS net operating and capital loss carryforwards at December 31, 2004 for Federal income tax purposes aggregated approximately $76.7 million and will begin to expire in 2007.  The TRS interest deduction carryforwards at December 31, 2004 for Federal income tax purposes aggregated approximately $443.5 million and do not expire.

(11)                          Other provisions and losses, net

Other provisions and losses, net are summarized as follows (in thousands):

	2004	2003	2002

Costs of Merger with GGP	$336,331	$—	$—
Arbitration and litigation loss reserves	33,500	—	—
Interest on extraordinary dividend (see Note 10)	23,167	—	—
Interest and penalties for other tax related matters (see Note 10)	22,404	—	—
Pension and post-retirement plan curtailment loss (gain) (see Note 6)	(2,996)	10,212	—
Pension plan settlement losses (see Note 6)	34,894	10,827	8,267
Losses on early extinguishment of debt	8,026	7,242	2,333
Impairment provision on other assets	5,133	—	11,623
Gain on foreign exchange derivatives	—	—	(1,134)
Other	—	(3,750)	2,993
Total	$460,459	$24,531	$24,082

As a result of the Merger, we recognized significant Merger-related costs.  Approximately $283.8 million of the costs are attributable to additional compensation expense recognized due to the vesting of stock options and restricted stock, change in control agreements for several of our top executives, severance costs relating to a plan to involuntarily terminate certain of our employees, and related payroll tax expenses.  We incurred approximately $32.5 million in professional service fees and other costs in connection with the Merger transaction and $20 million for a contribution to The Rouse Company Foundation, a charitable organization that is neither owned nor controlled by us, that was required under the Merger agreement.

We are involved in various arbitration and litigation matters with third parties, some of which arose in the fourth quarter of 2004. Subsequent to the Merger, management evaluated these matters and, in certain cases, as a result of changing circumstances and different plans and intentions with respect to defending and resolving these matters, revised its estimate of possible losses. We estimate that losses could range between $10 million and $64 million.  However, we believe losses of $33.5 million are the best estimate within that range and, accordingly, have recognized expenses for that amount in the fourth quarter of 2004. We expect that the matters will be resolved prior to December 31, 2005.

We recognized net losses, primarily prepayment penalties and unamortized issuance costs, of $8.0 million, $7.2 million and $2.3 million in 2004, 2003 and 2002, respectively, related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity.

Prior to the Merger, we were developing a software program to assist us in managing tenant lease activities. Upon the Merger, management reevaluated the program and decided to discontinue its development. We therefore recorded an impairment provision for the costs that had been incurred and recognized a loss of $5.1 million.

MerchantWired was an unconsolidated joint venture with other real estate companies to provide broadband telecommunication services to tenants.  In the second quarter of 2002, we and the other real estate companies decided to discontinue the operations of MerchantWired.  Accordingly, we recorded an impairment provision for the entire amount of our net investment in the venture.

A portion of the purchase price for the acquisition of assets from Rodamco (see Note 18) was payable in euros.  In January 2002, we acquired options to purchase 601 million euros at a weighted-average per euro price of $0.8819.  These transactions were executed to reduce our exposure to movements in currency exchange rates between the date of the purchase agreement and the closing date.  The contracts were scheduled to expire in May 2002 and had an aggregate cost of $11.3 million.  In April 2002, we sold the contracts for net proceeds of $10.2 million and recognized a loss of $1.1 million.  We also executed and subsequently sold a euro forward contract and realized a gain of $2.2 million.  Subsequently, we owned no foreign currency or financial instruments that exposed us to risk of movements in currency exchange rates.

In 2003, we earned a fee of $4.0 million on the facilitation of a real estate transaction between two parties that are unrelated to us.

In 2002, we agreed to pay $3.0 million of costs incurred by an entity that sold us a portfolio of office and industrial buildings in 1998 to resolve certain tax-related matters arising from the transaction.

(12)                          Impairment losses on operating properties reported in continuing operations

We recognized an impairment loss of $66.6 million in 2004 on South Street Seaport, a downtown specialty marketplace in New York, New York. We also recognized impairment losses in 2004 aggregating $2.9 million on two office properties in Hunt Valley, Maryland.  Subsequent to the Merger, management evaluated these properties and changed our plans and intentions as to the manner in which these properties would be operated in the future and revised estimates of the most likely holding periods.  As a result, we evaluated the recoverability of the carrying amounts of the properties, determined that the carrying amounts were not recoverable from the future cash flows and, in the fourth quarter of 2004, recognized the impairment losses to write down the assets to their estimated fair values.

(13)                          Net gains on dispositions of interests in operating properties

Net gains on dispositions of interests in operating properties included in earnings (loss) from continuing operations are summarized as follows (in thousands):

	2004	2003	2002

Regional retail centers	$—	$21,561	$42,582
Community retail center	—	—	4,316
Office and other properties	14,093	—	—
Other	28	5,071	2,048
Total	$14,121	$26,632	$48,946

In 2000, we contributed our ownership interests in 37 buildings in two industrial parks to a joint venture in exchange for cash and a minority interest in the venture. We also guaranteed $44.0 million of indebtedness of the venture and, because of the nature of our continuing involvement in the venture, deferred a portion of the gains from the transaction. In June 2004, we redeemed our interest in the venture and terminated our guarantee of its indebtedness. Accordingly, we recognized the previously deferred gain of $12.7 million (net of deferred income taxes of approximately $1.7 million).

In April 2004, we sold most of our interest in Westin New York, a hotel in New York City, for net proceeds of $15.8 million and recognized a gain of $1.4 million (net of deferred income taxes of $0.8 million).

In 2003, in a transaction related to the sale of retail centers in the Philadelphia metropolitan area (see note 2), we acquired Christiana Mall from a party related to the purchaser of these retail centers and assumed a participating mortgage secured by Christiana Mall.  The participating mortgage had a fair value of $160.9 million.  The holder of this mortgage had the right to receive $120 million in cash, participation in cash flows and the right to convert this participation feature into a 50% equity interest in Christiana Mall.  The holder exercised this right in June 2003.  We recorded a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered nonmonetary under EITF Issue 01-2, “Interpretations of APB Opinion No. 29.”  As a consequence, when we subsequently disposed of the 50% interest in the property, we recognized a gain of $21.6 million.

Also in 2003, we sold our investment in Kravco Investments, L.P. for approximately $52 million.  We recorded a gain on this transaction of approximately $4.6 million, net of taxes of approximately $3.0 million.

In April 2002, we sold our interests in 12 community retail centers (see Note 2). Our interests in one of the community retail centers were reported in unconsolidated real estate affiliates and the gain on the sale of our interests in this property ($4.3 million, net of deferred income taxes of $2.0 million) is included in continuing operations.  The remaining gain on this transaction is classified as a component of discontinued operations. In April 2002, we sold our interest in Franklin Park, a regional retail center in Toledo, Ohio, for $20.5 million and the buyer assumed our share of the center’s debt ($44.7 million).  Our interest in this property was reported in unconsolidated real estate affiliates and, accordingly, the gain of $42.6 million that we recorded on this transaction is included in continuing operations.

(14)                          Preferred stock

We had authorized 50,000,000 shares of Preferred stock of 1¢ par value per share of which, at December 31, 2003 (a) 4,505,168 shares were classified as Series A Convertible Preferred; (b) 4,600,000 shares were classified as Series B Convertible Preferred; (c) 10,000,000 shares were classified as Increasing Rate Cumulative Preferred; and (d) 37,362 shares were classified as 10.25% Junior Preferred, Series 1996.

The shares of Series B Convertible Preferred stock had a liquidation preference of $50 per share and earned dividends at an annual rate of 6% of the liquidation preference.  At the option of the holders, each share of the Series B Convertible Preferred stock was convertible into shares of our common stock at a conversion price of $38.125 per share (equivalent to a conversion rate of approximately 1.311 shares of common stock for each share of Preferred stock).  There were 4,047,555 shares of Preferred stock issued and outstanding at December 31, 2003. On January 7, 2004, we called for the redemption of all outstanding shares of the Series B Convertible Preferred stock pursuant to the terms of its issuance and established February 10, 2004 as the redemption date. In the first quarter of 2004, we issued 5,308,199 shares of common stock upon conversion or redemption of all of the outstanding shares of Series B Convertible Preferred stock. All authorized shares of Preferred stock have been canceled and retired.

(15)                          Common stock

Effective with the Merger, all of the common stock of The Rouse Company was canceled and retired. There are no authorized or issued shares of common stock at December 31, 2004.

In connection with the acquisition of The Hughes Corporation (“Hughes”) in 1996, we entered into a Contingent Stock Agreement (“Agreement”) for the benefit of the former Hughes owners or their successors (“beneficiaries”).  Under terms of the Agreement, additional shares of common stock (or in certain circumstances, Increasing Rate Cumulative Preferred stock) are issuable to the beneficiaries based on the appraised values of four defined groups of acquired assets at specified termination dates to 2009 and/or cash flows generated from the development and/or sale of those assets prior to the termination dates (“earnout periods”). Subsequent to the Merger, shares of GGP common stock will be used to satisfy distribution requirements. The distributions of additional shares, based on cash flows, are determined and payable semiannually as of June 30 and December 31.  At December 31, 2004, approximately 519,135 of GGP shares of common stock ($18.1 million) were issuable to the beneficiaries, representing their share of cash flows for the semiannual period ended December 31, 2004.

The Agreement is, in substance, an arrangement under which we and the beneficiaries will share in cash flows from development and/or sale of the defined assets during their respective earnout periods, and we will issue additional shares of common stock to the beneficiaries based on the value, if any, of the defined asset groups at specified termination dates.  We account for the beneficiaries’ shares of earnings from the assets subject to the agreement as an operating expense. We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination dates as additional investments in the related assets (i.e., contingent consideration).  All shares of common stock repurchased in 2004, 2003 and 2002 were subsequently issued pursuant to the Contingent Stock Agreement.

In February 2004, we issued 4.6 million shares of common stock for net proceeds of $221.9 million under our effective shelf registration statement. We used the proceeds primarily to fund our acquisition of Providence Place. In January and February 2002, we issued 16.7 million shares of common stock for net proceeds of $456.3 million under our effective shelf registration statement.  We used the proceeds of the stock issuance to repay property and other debt and to fund a portion of the purchase price of the acquisition of the assets of Rodamco (see Note 18).

We had stock option plans that awarded options to purchase shares of common stock to our directors, officers and employees.  Stock options were generally granted with an exercise price equal to the market price of the common stock on the date of grant, typically vested over a three- to five-year period, subject to certain conditions, and had a maximum term of ten years.  These stock option plans were terminated following the Merger. Changes in options outstanding under the plans in 2003 and 2002 are summarized as follows:

	2003		2002
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price

Balance at beginning of year	10,124,004	$26.72	8,813,085	$25.58
Options granted	2,941,137	32.53	2,769,932	29.14
Options exercised	(6,191,184)	27.32	(1,307,854)	24.06
Options expired or cancelled	(55,861)	27.40	(151,159)	27.32
Balance at end of year	6,818,096	$30.10	10,124,004	$26.72

As a result of the Merger, there were no options outstanding as of November 12, 2004. At December 31, 2003 and 2002, options to purchase 2,636,639 and 4,767,166 shares, respectively, were exercisable at per share weighted-average prices of $33.07 and $27.68, respectively.

The option prices were greater than or equal to the market prices at the date of grant for all of the options granted in 2004, 2003 and 2002 and, because we use the intrinsic value-based method of accounting for stock options, no compensation cost has been recognized for stock options granted to our directors, officers and employees.  Expense recognized for stock options granted to employees of our unconsolidated ventures was insignificant.

Under our stock bonus plans, shares of common stock were awarded to our directors, officers and employees.  Shares awarded under the plans were typically subject to forfeiture restrictions which lapse at defined annual rates. Awards granted in 2004, 2003 and 2002 aggregated 109,350 shares, 145,800 shares and 146,950 shares, respectively, with a weighted-average market value per share of $48.64, $32.64 and $28.14, respectively.  We recognized amortization of the fair value of the stock awarded as compensation costs on a straight line basis over the terms of the awards.  Such costs amounted to $4.1 million in 2004 (prior to the Merger), $6.3 million in 2003 and $5.5 million in 2002. Upon completion of the Merger, the remaining unrecognized amortization of $11.2 million was recognized as expense. These stock bonus plans were terminated following the Merger.

The tax status of dividends per share of common stock was as follows:

	2004	2003	2002

Ordinary income	$2.34	$0.50	$1.56
Qualified dividend income-15% tax rate	0.29	0.64	—
Return of capital	1.37	0.54	—
Total	$4.00	$1.68	$1.56

(16)                          Earnings per share

Earnings per share (“EPS”) amounts are not presented for 2004 as there were no outstanding shares of common stock at December 31, 2004 due to the Merger. Information relating to the calculations of earnings per share of common stock for the years 2003 and 2002 is summarized as follows (in thousands):

	2003		2002
	Basic	Diluted	Basic	Diluted

Earnings from continuing operations	$147,002	$147,002	$135,123	$135,123
Dividends on unvested common stock awards and other	(660)	(660)	(860)	(860)
Dividends on Series B Convertible Preferred stock	(12,150)	(12,150)	(12,150)	(12,150)
Adjusted earnings from continuing operations	$134,192	$134,192	$122,113	$122,113

Weighted-average shares outstanding	88,453	88,453	84,954	84,954
Dilutive securities:
Options, unvested common stock awards and other	—	2,155	—	1,492
Adjusted weighted-average shares used in EPS computation	88,453	90,608	84,954	86,446

(17)                          Leases

We, as lessee, have entered into operating leases, primarily for land at operating properties, expiring at various dates through 2076.  Rents under such leases at properties included in continuing operations and discontinued operations aggregated $6.1 million in 2004, $7.5 million in 2003 and $8.6 million in 2002, including contingent rents, based on the operating performance of the related properties, of $1.3 million, $1.5 million and $2.2 million, respectively.  In addition, we are responsible for real estate taxes, insurance and maintenance expenses.  Minimum rent payments due under operating leases in effect at properties included in continuing operations at December 31, 2004 are summarized as follows (in thousands):

2005	$5,632
2006	5,653
2007	5,674
2008	5,696
2009	5,718
Subsequent to 2009	271,707
Total	$300,080

We lease space in our operating properties to tenants primarily under operating leases.  In addition to minimum rents, the majority of the retail center leases provide for percentage rents when the tenants’ sales volumes exceed stated amounts, and the majority of the retail center and office leases provide for other rents which reimburse us for certain of our operating expenses.  Rents from tenants at properties included in earnings from continuing operations are summarized as follows (in thousands):

	2004	2003	2002

Minimum rents	$546,569	$497,491	$431,280
Percentage rents	12,217	9,219	9,457
Other rents, primarily reimbursements of operating expenses	290,928	250,622	206,657
Total	$849,714	$757,332	$647,394

Minimum rents to be received from tenants under operating leases in effect at properties included in continuing operations at December 31, 2004 are summarized as follows (in thousands):

2005	$512,190
2006	453,539
2007	398,770
2008	342,453
2009	285,745
Subsequent to 2009	804,666
Total	$2,797,363

Rents under finance leases aggregated $8.9 million in 2004 and $8.7 million in each of 2003 and 2002.  The net investment in finance leases at December 31, 2004 and 2003 is summarized as follows (in thousands):

	2004	2003

Total minimum rent payments to be received over lease terms	$85,448	$94,378
Estimated residual values of leased properties	788	788
Unearned income	(28,592)	(33,557)
Net investment in finance leases	$57,644	$61,609

Minimum rent payments to be received from tenants under finance leases in effect at December 31, 2004 are summarized as follows (in thousands):

2005	$8,970
2006	8,472
2007	8,444
2008	8,444
2009	7,426
Subsequent to 2009	43,692
Total	$85,448

(18)                          Acquisition of assets from Rodamco

In January 2002, we, Simon Property Group, Inc. (“Simon”) and Westfield America Trust (“Westfield”) announced that affiliates of each (collectively, the “Purchasers”) entered into a Purchase Agreement with Rodamco North America N.V. (“Rodamco”) to purchase substantially all of the assets of Rodamco for an aggregate purchase price of approximately 2.48 billion euros and the assumption of substantially all of Rodamco’s liabilities.  In connection with the Purchase Agreement, affiliates of the Purchasers entered into a Joint Purchase Agreement that specified the assets each would acquire and set forth the basis upon which the portion of the aggregate purchase price to be paid to Rodamco by each Purchaser would be determined.  On May 3, 2002, the purchase closed.

The primary assets we acquired include direct or indirect ownership interests in eight regional retail centers, leased primarily to national retailers, which we intend to continue to operate, and are described below:

Property	Interest Acquired (%)	Leaseable Mall Square Feet	Department Store Square Feet	Location

Collin Creek (1)	70	331,000	790,000	Plano, TX
Lakeside Mall	100	516,000	961,000	Sterling Heights, MI
North Star (2)	96	435,000	816,000	San Antonio, TX
Oakbrook Center (4)	47	842,000	1,425,000	Oakbrook, IL
Perimeter Mall (1), (5)	50	502,000	779,000	Atlanta, GA
The Streets at South Point (3)	94	590,000	730,000	Durham, NC
Water Tower Place (4)	52	310,000	510,000	Chicago, IL
Willowbrook (1)	62	500,000	1,028,000	Wayne, NJ

Notes:

(1)          Properties were owned by existing joint ventures or through tenancies in common between Rodamco and us.  As a result, we owned 100% interests in these properties upon acquisition.

(2)          In 2000, we transferred a 33.95% ownership interest in North Star to our joint venture partner (an affiliate of Rodamco) and retained a 3.55% ownership interest in the property.  We also relinquished our rights to jointly control the operation of the property and terminated our property management agreement.  We received a cash distribution of approximately $82.5 million in this transaction.  We accounted for this transaction as a partial sale of real estate.  Accordingly, we realized a gain for the difference between the sales values and the proportionate cost (90.5%) of the partial interest sold.  We deferred recognition of this gain due to our continuing involvement with the venture related to our guarantee of up to $25 million of its debt obligations.  We allocated the cost of the acquisition of Rodamco to the acquired assets (including acquired interests in North Star) and liabilities assumed based on their estimated fair values at the time of acquisition.  As a result, the $25 million deferred gain was recorded as a reduction in our investment in North Star.

(3)          Property began operations in March 2002.

(4)          Property also contains significant office space.

(5)          In October 2002, we contributed our ownership interest in Perimeter Mall to a joint venture in exchange for a 50% interest in that joint venture and a cash distribution of $67.1 million.

Other primary assets we acquired include a 100% interest in a parcel of land and building at Collin Creek that is leased to Dillard’s department store and a 99% noncontrolling limited partnership interest in an entity that leased land from us to redevelop a portion of Fashion Show (a retail center in Las Vegas, Nevada).  The first phase of the redevelopment project opened in November 2002.  A subsidiary of a trust, of which certain employees are beneficiaries (an entity that we neither own nor control), owned the controlling interest in the limited partnership.  Prior to opening, we acquired the controlling interest for $0.1 million.  In connection with the acquisition, we consolidated the accounts of the limited partnership, including $100.8 million of property debt.

The Purchasers also jointly acquired interests in several other assets.  Our share of these jointly held assets is 27.285%.  These assets included:

•                  A 40% interest in River Ridge, a retail center in Lynchburg, VA, that the purchasers disposed of in July 2003;

•                  Sawmill Place Plaza, a retail center in Columbus, OH, that was sold by the Purchasers on November 15, 2002;

•                  A 50% interest in Durham Associates, a partnership that owned and operated South Square Mall, a regional shopping center in Durham, NC that was subject to a contract of sale at the closing date and was sold by the Purchasers on August 2, 2002;

•                  A 59.17% interest in Kravco Investments, L.P., a limited partnership that owns investments in retail centers, primarily in the greater Philadelphia area.  We sold our share of the interest in Kravco Investments, L.P. to Simon in December 2003;

•                  Urban Retail Properties Co., a property management company that manages properties owned by others;

•                  Purchase money notes receivable that arose from the sales of other assets by Rodamco; and

•                  A 50% interest in Westin New York, a hotel in New York City that began operations in October 2002. We sold most of our interests in this property in April 2004.

The allocation of the purchase cost is summarized as follows (in thousands):

Property and property-related deferred costs	$1,156,129
Properties in development	2,059
Investments in and advances to unconsolidated real estate affiliates	248,928
Prepaid expenses, receivables under finance leases and other assets	79,078
Accounts and notes receivable	1,998
Total assets	1,488,192
Less-Debt and other liabilities	672,903
Cash required	$815,289

We paid approximately 605 million euros (approximately $546 million based on exchange rates then in effect) to Rodamco at closing.  We also paid approximately $269 million to retire some of the obligations of Rodamco and to pay our share of transaction costs.  Our share of the purchase price was based on the allocated prices of the properties that we acquired, directly or indirectly, our share of the jointly held assets and our share of Rodamco’s obligations retired and the transaction expenses.  The aggregate purchase price was determined as a result of negotiations between Rodamco and the Purchasers; our portion of the aggregate purchase price was determined as a result of negotiations among the Purchasers.

Funds for payment of our portion of the purchase price were provided as follows (in thousands):

Sale of Columbia community retail centers	$111,120
Sale of interest in Franklin Park	20,500
Issuance of common stock in January and February 2002	279,347
Borrowings under bridge loan facility	392,500
Cash on hand	11,822
Cash required	$815,289

In connection with the purchase, we borrowed $392.5 million under a bridge loan facility provided by Banc of America Securities LLC and Banc of America Mortgage Capital Corporation.  The facility provided for no additional availability and had an initial maturity of November 2002 which was extended to May 2003.  We repaid approximately $220.4 million of the bridge loan facility with a portion of the proceeds from the issuance of the 7.20% Notes in September 2002 (see Note 7).  Additionally, in October 2002, we repaid $111.2 million of the facility with the distribution proceeds from two unconsolidated real estate affiliates (see Note 3).  In November and December 2002, we repaid the remaining borrowings under the facility using proceeds from borrowings under our revolving credit facility.

The consolidated statement of operations for the year ended December 31, 2002 includes revenues and costs and expenses of the assets acquired from Rodamco from the date of acquisition.  We prepared pro forma consolidated results of operations for the years ended December 31, 2002, assuming the acquisition of assets from Rodamco and the sales of assets used to fund a portion of the cash requirement of the acquisition occurred prior to January 1, 2002.  The net gains related to these sales of assets are excluded from the pro forma results.  The unaudited pro forma results are summarized as follows (in thousands, except per share data):

2002

Revenues	$1,005,534
Equity in earnings of Unconsolidated Real Estate Affiliates	32,995
Earnings before net gains on dispositions of interests in operating properties and discontinued operations	96,310
Net earnings	$77,438

Earnings per share of common stock
Basic:
Continuing operations	$1.00
Discontinued operations	(0.25)
Net earnings	$0.75

Diluted:
Continuing operations	$0.99
Discontinued operations	(0.25)
Net earnings	$0.74

The pro forma revenues, equity in earnings of unconsolidated real estate affiliates and net earnings summarized above are not necessarily indicative of the results that would have occurred if the acquisition and sales had been consummated prior to January 1, 2002 or of future results of operations.

(19)                          Other commitments and contingencies

Other commitments and contingencies (that are not reflected in the consolidated balance sheet) at December 31, 2004 are summarized as follows (in millions):

Guarantee of debt of unconsolidated real estate affiliates:
Village of Merrick Park	$100.0
Construction contracts for properties in development:
Consolidated subsidiaries, primarily related to The Shops at La Cantera	105.6
Our share of unconsolidated real estate affiliates	7.9
Construction and purchase contracts for land development	99.3
Our share of long-term ground lease obligations of unconsolidated real estate affiliates	120.9
Bank letters of credit and other	27.3
$461.0

The Village of Merrick Park is encumbered with a mortgage loan.  We have guaranteed $100 million of the mortgage loan.  The amount of the guarantee may be reduced or eliminated upon the achievement of certain lender requirements.  The fair value of the guarantee is not material.  Additionally, venture partners have provided guarantees to us for their share (60%) of the loan guarantee.

We and certain of our subsidiaries are defendants in various litigation matters arising in the ordinary course of business, some of which involve claims for damages that are substantial in amount.  Some of these litigation matters are covered by insurance.  We are also aware of claims arising from disputes in the ordinary course of business.  We record provisions for litigation matters and other claims when we believe a loss is probable and can be reasonably estimated.  At December 31, 2004, recorded aggregate liabilities related to these claims were approximately $35 million.  We further believe that any losses we may suffer for litigation and other claims in excess of the recorded aggregate liabilities are not material.  Accordingly, in our opinion, adequate provision has been made for losses with respect to litigation matters and other claims, and the ultimate resolution of these matters is not likely to have a material effect on our consolidated financial position or results of operations.  Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

(20)                          Interim Financial Information (Unaudited)

Interim consolidated results of operations are summarized as follows (in thousands, except per share data):

	Quarter Ended
	2004				2003
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31

Revenues	$346,471	$283,418	$319,296	$321,048	$288,062	$263,367	$283,220	$261,503
Operating income (loss)	(378,861)	(24,958)	38,980	30,558	41,178	41,977	17,961	19,254
Earnings (loss) from continuing operations	(378,794)	(24,792)	53,076	30,350	45,734	42,249	39,534	19,485
Net earnings (loss)	$(378,924)	$(24,190)	$61,239	$67,114	$57,865	$40,492	$138,092	$24,140

Earnings (loss) per common share
Basic:
Continuing operations	N/A	$(0.24)	$0.52	$0.31	$0.47	$0.44	$0.41	$0.19
Discontinued operations	N/A	0.01	0.08	0.37	0.14	(0.02)	1.13	0.05
Total	N/A	$(0.23)	$0.60	$0.68	$0.61	$0.42	$1.54	$0.24

Diluted:
Continuing operations	N/A	$(0.24)	$0.50	$0.30	$0.46	$0.43	$0.40	$0.19
Discontinued operations	N/A	0.01	0.08	0.36	0.13	(0.02)	1.10	0.05
Total	N/A	$(0.23)	$0.58	$0.66	$0.59	$0.41	$1.50	$0.24

Note: Quarterly amounts have been restated for the effects of changes in discontinued operations to reflect consolidated properties that we sold in 2004 and where we did not have a continuing involvement. Net earnings for the first quarter of 2004 include gains on the sales of properties in Hughes Center of approximately $35.3 million ($0.36 per share basic and $0.35 per share diluted).  Net earnings for the second quarter of 2004 include gains of $12.7 million ($0.12 per share basic and diluted) from the redemption of our interest in a venture in which we guaranteed indebtedness and the gain on the sale of an office building in Hughes Center of $5.5 million ($0.05 per share basic and diluted).  Net earnings for the third quarter of 2004 include losses relating to interest and penalties of $44.6 million paid to the IRS to maintain our REIT status ($0.43 per share basic and diluted).  Net earnings for the fourth quarter of 2004 include the effect of Merger-related expenses of $336.3 million, arbitration and litigation loss reserves of $33.5 million, and pension plan settlement losses of $31.3 million. Net earnings for the second quarter of 2003 include gains on the sales of retail properties of approximately $65.4 million ($0.75 per share basic and $0.73 per share diluted), a gain on the disposal of an interest in retail property of $21.6 million ($0.25 per share basic and $0.24 per share diluted) and a gain on the extinguishment of debt of $26.9 million ($0.31 per share basic and $0.30 per share diluted).  Net earnings for the third quarter of 2003 include an impairment loss on a retail center of $6.5 million ($0.07 per share basic and diluted). Net earnings for the fourth quarter of 2003 include impairment losses on two office properties of $1.4 million ($0.02 per share basic and diluted) and a gain on sale of office and related properties of $10.1 million ($0.11 per share basic and diluted).

Schedule II

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002

(in thousands)

		Additions
Descriptions	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year

Year ended December 31, 2004:
Allowance for doubtful receivables	$30,860	$14,281	$—	$14,668	(1)	$30,473
Deferred tax asset valuation allowance	$2,230	$23,396	$—	$—		$25,626
Preconstruction	$8,464	$8,624	$—	$14,416	(3)	$2,672

Year ended December 31, 2003:
Allowance for doubtful receivables	$27,197	$11,964	$—	$8,301	(1)	$30,860
Deferred tax asset valuation allowance	$12,534	$1,257	$—	$11,561	(2)	$2,230
Preconstruction	$8,554	$2,637	$—	$2,727	(3)	$8,464

Year ended December 31, 2002:
Allowance for doubtful receivables	$27,206	$9,059	$—	$9,068	(1)	$27,197
Deferred tax asset valuation allowance	$11,250	$3,039	$—	$1,755	(2)	$12,534
Preconstruction	$7,528	$6,967	$—	$5,941	(3)	$8,554

Notes:

(1)                    Balances written off as uncollectible.

(2)                    A portion of the valuation allowance was reversed due to our determination that it was more likely than not that we would realize these deferred tax assets.

(3)                    Costs of unsuccessful projects written off and other deductions.

128%Schedule III

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Real Estate and Accumulated Depreciation (Note 1)

December 31, 2004

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which
									Accumulated	Date		depreciation in
									depreciation	completion		latest income
			Buildings and		Carrying costs		Buildings and		and	of	Date	statement is
Description	Encumbrances	Land	improvements	Improvements	(Note 2)	Land	improvements	Total	amortization	construction	acquired	computed

Operating Properties:

Fashion Show Retail Center Las Vegas, NV	$380,000	$87,544	$120,347	$385,285	$—	$87,544	$505,632	$593,176	$64,336	03/81	06/96	Note 6

Providence Place Retail Center Providence, RI	302,524	—	463,568	—	—	—	463,568	463,568	6,225	08/99	03/04	Note 6

Staten Island Mall Retail Center Staten Island, NY	169,602	37,867	197,274	5,417	—	37,867	202,691	240,558	10,102	08/73	08/03	Note 6

North Star Retail Center San Antonio, TX	251,000	54,000	173,343	8,367	—	54,000	181,710	235,710	19,267	09/60	05/02	Note 6

Lakeside Mall Retail Center Sterling Heights, MI	195,000	51,300	175,161	4,793	—	51,300	179,954	231,254	15,988	03/76	05/02	Note 6

The Mall in Columbia Retail Center Columbia, MD	160,657	7,179	—	203,347	—	7,179	203,347	210,526	47,509	08/71	N/A	Note 6

Willowbrook Retail Center Wayne, NJ	172,288	56,819	114,629	15,702	—	56,819	130,331	187,150	12,101	09/69	05/02	Note 6

Pioneer Place Mixed-Use Project Portland, OR	127,058	2,813	—	178,319	—	2,813	178,319	181,132	44,307	03/90	N/A	Note 6

Woodbridge Center Retail Center Woodbridge, NJ	225,000	27,032	—	135,731	—	27,032	135,731	162,763	51,827	03/71	N/A	Note 6

The Streets at South Point Retail Center Durham, NC	134,592	18,266	143,474	658	—	18,266	144,132	162,398	13,804	03/02	05/02	Note 6

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Real Estate and Accumulated Depreciation (Note 1)

December 31, 2004

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which
									Accumulated	Date		depreciation in
									depreciation	completion		latest income
			Buildings and		Carrying costs		Buildings and		and	of	Date	statement is
Description	Encumbrances	Land	improvements	Improvements	(Note 2)	Land	improvements	Total	amortization	construction	acquired	computed

Ridgedale Center Retail Center Minneapolis, MN	$105,000	$20,216	$129,171	$2,563	$—	$20,216	$131,734	$151,950	$11,333	01/74	11/02	Note 6

Arizona Center Mixed-Use Project Phoenix, AZ	29,345	96	—	151,151	—	96	151,151	151,247	48,852	11/90	N/A	Note 6

Paramus Park Retail Center Paramus, NJ	98,349	13,476	—	131,906	—	13,476	131,906	145,382	32,278	03/74	N/A	Note 6

Fashion Place Retail Center Salt Lake City, UT	65,229	19,379	119,715	4,062	—	19,379	123,777	143,156	13,355	03/72	10/98	Note 6

Beachwood Place Retail Center Cleveland, OH	108,633	10,673	—	129,461	—	10,673	129,461	140,134	26,656	08/78	N/A	Note 6

Owings Mills Retail Center Baltimore, MD	—	25,170	—	112,933	—	25,170	112,933	138,103	24,538	07/86	N/A	Note 6

Oviedo Marketplace Retail Center Orlando, FL	53,656	9,389	—	122,350	—	9,389	122,350	131,739	14,986	03/98	N/A	Note 6

Collin Creek Retail Center Plano, TX	72,972	26,419	102,037	1,994	—	26,419	104,031	130,450	9,385	07/81	05/02	Note 6

Oxmoor Retail Center Louisville, KY	66,364	—	124,487	—	—	—	124,487	124,487	623	07/71	11/04	Note 6

Westlake Center Mixed-Use Project Seattle, WA	68,680	10,582	—	105,553	—	10,582	105,553	116,135	38,356	10/88	N/A	Note 6

The Gallery at Harborplace Mixed-Use Project Baltimore, MD	89,256	6,648	—	107,267	—	6,648	107,267	113,915	38,541	09/87	N/A	Note 6

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Real Estate and Accumulated Depreciation (Note 1)

December 31, 2004

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which
									Accumulated	Date		depreciation in
									depreciation	completion		latest income
			Buildings and		Carrying costs		Buildings and		and	of	Date	statement is
Description	Encumbrances	Land	improvements	Improvements	(Note 2)	Land	improvements	Total	amortization	construction	acquired	computed

Bayside Marketplace Retail Center Miami, FL	$67,744	$—	$—	$109,311	$—	$—	$109,311	$109,311	$31,279	04/87	N/A	Note 6

Mall St. Matthews Retail Center Louisville, KY	155,896	—	—	107,800	—	—	107,800	107,800	32,895	03/62	N/A	Note 6

White Marsh Retail Center Baltimore, MD	73,545	10,783	—	92,371	—	10,783	92,371	103,154	30,394	08/81	N/A	Note 6

Faneuil Hall Marketplace Retail Center Boston, MA	—	—	—	100,956	—	—	100,956	100,956	25,250	08/76	N/A	Note 6

Governor’s Square Retail Center Tallahassee, FL	64,336	—	—	88,931	—	—	88,931	88,931	27,534	08/79	N/A	Note 6

Oakwood Center Retail Center Gretna, LA	49,615	15,938	—	69,777	—	15,938	69,777	85,715	22,706	10/66	N/A	Note 6

Augusta Mall Retail Center Augusta, GA	50,006	4,697	—	76,654	—	4,697	76,654	81,351	12,583	08/78	N/A	Note 6

Riverwalk Retail Center New Orleans, LA	12,399	—	—	75,035	—	—	75,035	75,035	21,319	08/86	N/A	Note 6

Hulen Mall Retail Center Ft. Worth, TX	121,000	7,575	—	67,426	—	7,575	67,426	75,001	19,699	08/77	N/A	Note 6

Southland Center Retail Center Taylor, MI	56,500	6,581	62,362	669	—	6,581	63,031	69,612	5,635	07/70	11/02	Note 6

Harborplace Retail Center Baltimore, MD	30,545	—	—	63,447	—	—	63,447	63,447	17,470	07/80	N/A	Note 6

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Real Estate and Accumulated Depreciation (Note 1)

December 31, 2004

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which
									Accumulated	Date		depreciation in
									depreciation	completion		latest income
			Buildings and		Carrying costs		Buildings and		and	of	Date	statement is
Description	Encumbrances	Land	improvements	Improvements	(Note 2)	Land	improvements	Total	amortization	construction	acquired	computed

South Street Seaport Retail Center New York, NY	$16,050	$—	$—	$46,100	$—	$—	$46,100	$46,100	$—	07/83	N/A	Note 6

Blue Cross & Blue Shield Building I Office Building Baltimore, MD	16,128	1,000	—	44,139	—	1,000	44,139	45,139	16,504	07/89	N/A	Note 6

Village of Cross Keys Mixed-Use Project Baltimore, MD	12,782	925	—	41,147	—	925	41,147	42,072	15,192	09/65	N/A	Note 6

Mondawmin Mall Retail Center Baltimore, MD	16,835	2,251	—	25,964	—	2,251	25,964	28,215	12,935	10/56	N/A	Note 6

Aon Building II Office Building Baltimore, MD	14,902	1,000	—	26,072	—	1,000	26,072	27,072	11,150	09/87	N/A	Note 6

Hunt Valley 75 Office Building Hunt Valley, MD	14,538	8,136	14,187	4,455	—	8,136	18,642	26,778	3,865	07/84	12/98	Note 6

Seventy Columbia Corp Ctr Office Building Columbia, MD	20,429	857	—	24,504	—	857	24,504	25,361	8,611	06/92	N/A	Note 6

Senate Plaza Office Building Camp Hill, PA	12,778	2,284	13,319	3,944	—	2,284	17,263	19,547	7,278	07/72	12/98	Note 6

Woodlands Office Building Houston, TX	1,715	4,527	15,043	(938)	—	4,527	14,105	18,632	589	01/96	12/03	Note 6

Blue Cross & Blue Shield Building II Office Building Baltimore, MD	5,858	1,000	—	16,196	—	1,000	16,196	17,196	5,714	08/90	N/A	Note 6

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Real Estate and Accumulated Depreciation (Note 1)

December 31, 2004

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which
									Accumulated	Date		depreciation in
									depreciation	completion		latest income
			Buildings and		Carrying costs		Buildings and		and	of	Date	statement is
Description	Encumbrances	Land	improvements	Improvements	(Note 2)	Land	improvements	Total	amortization	construction	acquired	computed

Fifty Columbia Corp Ctr Office Building Columbia, MD	$10,842	$463	$—	$15,740	$—	$463	$15,740	$16,203	$6,696	11/89	N/A	Note 6

Centerpointe Office Building Baltimore, MD	5,901	3,855	11,302	883	—	3,855	12,185	16,040	2,447	07/87	12/98	Note 6

Aon Building I Office Building Baltimore, MD	7,656	650	—	15,326	—	650	15,326	15,976	6,956	11/88	N/A	Note 6

Forty Columbia Corp Ctr Office Building Columbia, MD	10,468	636	—	15,147	—	636	15,147	15,783	7,085	06/87	N/A	Note 6

Sixty Columbia Corp Ctr Office Building Columbia, MD	13,468	1,050	—	14,594	—	1,050	14,594	15,644	2,256	02/99	N/A	Note 6

Schilling Plaza North Office Building Baltimore, MD	5,225	4,470	8,059	2,305	—	4,470	10,364	14,834	2,398	07/80	12/98	Note 6

Canyon Center Office Building Las Vegas, NV	10,797	2,081	7,161	5,589	—	2,081	12,750	14,831	3,538	03/98	N/A	Note 6

Schilling Plaza South Office Building Baltimore, MD	—	5,000	7,402	1,688	—	5,000	9,090	14,090	2,567	07/87	12/98	Note 6

Canyon Center C&D Office Building/Industrial Las Vegas, NV	92	1,722	—	12,101	—	1,722	12,101	13,823	3,217	06/98	N/A	Note 6

Thirty Columbia Corp Ctr Office Building Columbia, MD	7,852	1,160	—	12,172	—	1,160	12,172	13,332	6,500	04/86	N/A	Note 6

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Real Estate and Accumulated Depreciation (Note 1)

December 31, 2004

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which
									Accumulated	Date		depreciation in
									depreciation	completion		latest income
			Buildings and		Carrying costs		Buildings and		and	of	Date	statement is
Description	Encumbrances	Land	improvements	Improvements	(Note 2)	Land	improvements	Total	amortization	construction	acquired	computed

Crossing Business Center Phase III Office Building Las Vegas, NV	$7,318	$2,842	$1,416	$8,216	$—	$2,842	$9,632	$12,474	$2,630	09/96	N/A	Note 6

American City Building Office Building Columbia, MD	—	—	—	12,288	—	—	12,288	12,288	9,979	03/69	N/A	Note 6

Twenty Columbia Corp Ctr Office Building Columbia, MD	3,512	927	—	10,039	—	927	10,039	10,966	5,857	06/81	N/A	Note 6

10000 W. Charleston Arbors Office Building Summerlin, NV	23,254	695	—	9,665	—	695	9,665	10,360	2,929	05/99	N/A	Note 6

201 International Circle Office Building Baltimore, MD	3,420	5,464	3,763	906	—	5,464	4,669	10,133	1,324	07/82	12/98	Note 6

Metro Plaza Retail Center Baltimore, MD	—	205	—	9,834	—	205	9,834	10,039	5,911	N/A	12/82	Note 6

Crossing Business Center Phase I Office Building Las Vegas, NV	6,528	1,326	7,951	659	—	1,326	8,610	9,936	2,206	12/94	06/96	Note 6

Riverspark/Building 2 Office Building/Industrial Columbia, MD	1,266	2,783	6,594	286	—	2,783	6,880	9,663	1,274	07/87	12/98	Note 6

Ten Columbia Corp Ctr Office Building Columbia, MD	—	733	—	8,281	—	733	8,281	9,014	4,826	09/81	N/A	Note 6

10190 Covington Cross Office Building Las Vegas, NV	6,157	1,257	398	7,061	—	1,257	7,459	8,716	1,735	12/97	N/A	Note 6

Riverspark Building B Industrial Building Columbia, MD	—	2,117	2,545	3,366	—	2,117	5,911	8,028	1,067	07/85	12/98	Note 6

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Real Estate and Accumulated Depreciation (Note 1)

December 31, 2004

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which
									Accumulated	Date		depreciation in
									depreciation	completion		latest income
			Buildings and		Carrying costs		Buildings and		and	of	Date	statement is
Description	Encumbrances	Land	improvements	Improvements	(Note 2)	Land	improvements	Total	amortization	construction	acquired	computed

USA Group Office Building/Industrial Las Vegas, NV	$6,006	$1,197	$4,880	$1,557	$—	$1,197	$6,437	$7,634	$1,317	11/98	N/A	Note 6

Other properties and related investments	98,804	48,633	90,692	64,665	—	48,633	155,357	203,990	47,816

Total Operating Properties	$3,917,372	$641,688	$2,120,280	$3,123,187	$—	$641,688	$5,243,467	$5,885,155	$1,005,502

Properties in Development:

The Shops at La Cantera New Retail Center San Antonio, TX	$27,007	$17,371	$—	$80,606	$—	$17,371	$80,606	$97,977	N/A	N/A	N/A	N/A

Kendall Town Center New Retail Center Dade County, FL	—	31,860	—	28,283	—	31,860	28,283	60,143	N/A	N/A	N/A	N/A

Princeton Developable Land Princeton, NJ	27,226	34,271	—	3,322	—	34,271	3,322	37,593	N/A	N/A	N/A	N/A

Summerlin Center New Retail Center Summerlin, NV	6,094	14,970	—	8,092	—	14,970	8,092	23,062	N/A	N/A	N/A	N/A

Arizona Center Developed/Developable Land Under Master Lease Phoenix, AZ	—	13,893	—	—	—	13,893	—	13,893	N/A	N/A	N/A	N/A

Fashion Show Redevelopment of Retail Ctr Las Vegas, NV	—	—	—	7,150	—	—	7,150	7,150	N/A	N/A	N/A	N/A

Coral Gables Developable Land Coral Gables, FL	—	6,987	—	—	—	6,987	—	6,987	N/A	N/A	N/A	N/A

Other Projects	—	1,305	—	7,487	—	1,305	7,487	8,792	N/A

Total Properties in Development	$60,327	$120,657	$—	$134,940	$—	$120,657	$134,940	$255,597	N/A

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Real Estate and Accumulated Depreciation (Note 1)

December 31, 2004

(in thousands)

		Initial cost to Company		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which
									Accumulated	Date		depreciation in
									depreciation	completion		latest income
			Buildings and		Carrying costs		Buildings and		and	of	Date	statement is
Description	Encumbrances	Land	improvements	Improvements	(Note 2)	Land	improvements	Total	amortization	construction	acquired	computed

Investment Land and Land Held for Development and Sale:

Summerlin Land in Various Stages of Development Summerlin, NV	$18,147	$74,029	$—	$169,471	$—	$243,500	$—	$243,500	N/A	N/A	06/96	N/A

The Bridgelands Land in Various Stages of Development Houston, TX	57,917	104,898	—	13,117	—	118,015	—	118,015	N/A	N/A	12/03	N/A

Columbia and Emerson Land in Various Stages of Development Howard County, MD	—	53,000	—	39,595	—	92,595	—	92,595	N/A	N/A	09/85	N/A

Fairwood Land in Various Stages of Development Prince George’s County, MD	—	58,266	—	—	—	58,266	—	58,266	N/A	N/A	01/04	N/A

Other	—	—	—	74	—	74	—	74	N/A

Total Investment Land and Land Held for Development and Sale	76,064	290,193	—	222,257	—	512,450	—	512,450	N/A

Total	$4,053,763	$1,052,538	$2,120,280	$3,480,384	$—	$1,274,795	$5,378,407	$6,653,202	$1,005,502

Schedule III, continued

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

Real Estate and Accumulated Depreciation (Note 1)

December 31, 2004

Notes:

(1)          Reference is made to Notes 1, 4 and 7.  A notation of N/A within the date acquired column indicates properties that we owned at completion of construction.

(2)          The determination of these amounts is not practicable and, accordingly, they are included in improvements.

(3)          The changes in total cost of properties for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002

Balance at beginning of year	$6,107,174	$6,208,903	$4,862,384
Additions, at cost	342,059	314,102	308,044
Cost of properties acquired	668,149	295,341	1,494,898
Cost of land sales	(119,572)	(89,109)	(78,719)
Retirements, sales and other dispositions	(224,297)	(609,246)	(302,532)
Provision for loss on operating properties (Note 7)	(120,311)	(12,817)	(75,172)
Balance at end of year	$6,653,202	$6,107,174	$6,208,903

(4)          The changes in accumulated depreciation and amortization for the years ended December 31, 2004, 2003 and 2002 include accumulated depreciation of $41,180,000 in 2003 that is presented net with properties held for sale in the consolidated balance sheet, and are as follows (in thousands):

	2004	2003	2002

Balance at beginning of year	$938,457	$896,963	$820,622
Depreciation and amortization charged to operations	173,212	165,003	146,432
Retirements, sales and other, net	(55,459)	(118,567)	(37,042)
Provision for loss on operating properties (Note 7)	(50,708)	(4,942)	(33,049)
	$1,005,502	$938,457	$896,963

(5)          The aggregate cost of properties for Federal income tax purposes is approximately $5.2 billion at December 31, 2004.

(6)          Reference is made to Note 1(d) for information related to depreciation.

(7)          Costs and accumulated depreciation and amortization are reduced by impairment losses on certain buildings and improvements.  Reference is made to Notes 2 and 12 for information related to the losses.

Part IV

Item 15.                               Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)                                   Financial Statements and Schedules:

The consolidated financial statements listed in the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K.

(b)                                  Exhibits

See Exhibit Index on page S-1.

(c)                                   Separate Financial Statements

Not applicable

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Rouse Company LP

By: Rouse LLC, its general partner

By:	/s/ John Bucksbaum	March 31, 2005
John Bucksbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bucksbaum	Chief Executive Officer	March 31, 2005
John Bucksbaum	(Principal Executive Officer)

/s/ Robert Michaels	President	March 31, 2005
Robert Michaels

/s/ Bernard Freibaum	Executive Vice President	March 31, 2005
Bernard Freibaum	(Principal Financial and Accounting Officer)

IV-2

Exhibit Index

Exhibit No.

3.1	Amended and Restated Agreement of Limited Partnership of The Rouse Company LP, dated November 12, 2004.

3.2	Amended and Restated Limited Liability Company Agreement of Rouse LLC dated November 12, 2004

4.1

The Rouse Company and the First National Bank of Chicago (Trustee) Indenture dated as of February 25, 1995—incorporated by reference to the General Growth Properties, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2004 (SEC File No. 1-11656).

10.1

Amended and Restated Supplemental Retirement Benefit Plan of The Rouse Company, made as of January 1, 1985 and further amended and restated as of September 24, 1992, March 4, 1994, and May 10, 1995—incorporated by reference to The Rouse Company’s Form 10-K Annual Report for the fiscal year ended December 31, 1995 (SEC File No. 001-11543).

10.2

Contingent Stock Agreement, effective as of January 1, 1996, by the Company in favor of and for the benefit of the Holders and Representatives named therein—incorporated by reference to the Exhibits to The Rouse Company’s Form S-4 Registration Statement (No. 333-1693), dated March 13, 1996.

10.3

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

10.4

Assumption Agreement dated October 19, 2004 by General Growth Properties, Inc. and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein)—incorporated by reference to the General Growth Properties, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2004 (SEC File No. 1-11656).

21	Subsidiaries of the Registrant

31.1	Certification Pursuant to Rule 13a – 14(a) by John Bucksbaum, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a – 14(a) by Bernard Freibaum, Executive Vice President

32.1	Certification Pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 – Executive Vice President

99	Additional Exhibits:

	99.1	Factors Affecting Future Operating Results

S-1