Form 10-Q
period 2005-03-31
ROUSE COMPANY
filed 2005-05-16
CIK 85388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

N / A

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒    No    ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

          Yes    ☐    No    ☒

THE ROUSE COMPANY LP

PART I.                FINANCIAL INFORMATION

Item 1.           Financial Statements

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(Unaudited)

(Dollars in thousands)

		December 31, 2004
	March 31, 2005	(as adjusted- See Note 3)
Assets:
Investment in real estate:
Land	$1,315,296	$1,311,721
Buildings and equipment	8,240,199	8,211,285
Less accumulated depreciation	(113,545)	(36,083)
Developments in progress	387,051	388,953
Net property and equipment	9,829,001	9,875,876
Investment in and loans to Unconsolidated Real Estate Affiliates	1,182,483	1,177,311
Investment land and land held for development and sale	1,664,298	1,638,013
Net investment in real estate	12,675,782	12,691,200
Advances to General Growth Properties, Inc.	1,047,418	650,876
Cash and cash equivalents	35,653	30,196
Accounts and notes receivable, net	66,725	49,648
Deferred expenses, net	5,776	1,220
Prepaid expenses and other assets	1,398,969	1,408,466
Total assets	$15,230,323	$14,831,606

Liabilities and Partners’ Capital:
Mortgage notes and other debt payable	$6,108,581	$5,744,317
Deferred tax liabilities	1,414,565	1,406,136
Accounts payable, accrued expenses and other liabilities	543,620	531,163
	$8,066,766	$7,681,616

Commitments and contingencies	—	—
Partners’ capital:
Partners’ capital	7,163,315	7,149,901
Accumulated other comprehensive income:
Unrealized net gains on available-for-sale securities	242	89
Total partners’ capital	7,163,557	7,149,990
Total liabilities and partners’ capital	$15,230,323	$14,831,606

The accompanying notes are an integral part of these consolidated statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

(Dollars in thousands)

	Three months
	ended March 31,
	2005	2004
Revenues:
Minimum rents	$151,098	$136,919
Tenant recoveries	65,237	60,708
Overage rents	3,090	2,262
Land sales	61,406	108,985
Management and other fees	3,759	3,556
Other	10,708	9,274
Total revenues	295,298	321,704
Expenses:
Real estate taxes	19,897	17,752
Repairs and maintenance	24,753	26,384
Marketing	1,567	1,523
Other property operating costs	41,582	42,748
Land sales operations	54,105	68,068
Provision for doubtful accounts	1,675	2,668
Property management and other costs	5,900	7,579
Other provisions	—	2,960
Depreciation and amortization	77,489	47,825
Total expenses	226,968	217,507
Operating income	68,330	104,197

Interest income	1,459	2,074
Interest expense	(58,959)	(59,529)
Income taxes	(4,714)	(18,616)
Income allocated to minority interests	(1,140)	(866)
Equity in income of unconsolidated affiliates	1,656	3,298
Net gains (losses) on dispositions of interests in operating properties	—	(208)
Income from continuing operations	6,632	30,350
Income from discontinued operations, net of income taxes:
Income from operations	—	328
Gain on dispositions	—	36,436
	—	36,764
Net income	6,632	67,114
Other comprehensive income:
Net unrealized gains on available-for-sale securities	153	586
Minimum pension liability adjustments	—	(1,866)
Net unrealized losses on derivatives designated as cash flow hedges	—	(2,756)
Comprehensive income, net	$6,785	$63,078

The accompanying notes are an integral part of these consolidated financial statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

(Dollars in thousands)

	Three months
	ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,632	$67,114
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated affiliates	(1,656)	(3,298)
Provision for doubtful accounts, including discontinued operations	1,675	2,694
Depreciation, including discontinued operations	77,394	44,263
Amortization, including discontinued operations	95	4,457
Net gains on dispositions of interests in operating properties, including discontinued operations	—	(36,228)
Losses on extinguishment of debt	238	3,312
Participation expense pursuant to Contingent Stock Agreement	20,214	11,545
Land development and acquisition expenditures, net of cost of land sales	3,160	(10,578)
Debt assumed by purchasers of land	(1,118)	(2,036)
Deferred income taxes	3,929	9,869
Net changes:
Accounts and notes receivable	(11,672)	(13,227)
Prepaid expenses and other assets	34,794	13,715
Accounts payable, accrued expenses and other liabilities	(46,569)	(33,844)
Other	959	4,104
Net cash provided by operating activities	88,075	61,862

Cash flows from investing activities:
Acquisition/development of real estate and improvements and additions to properties	(41,621)	(327,958)
Proceeds from dispositions of interest in properties	—	65,848
Increase in investments in unconsolidated affiliates	(498)	(4,633)
Distributions received from unconsolidated affiliates	13,594	16,614
Other	7,746	128
Net cash used by investing activities	(20,779)	(250,001)

Cash flows from financing activities:
Proceeds from issuance of mortgage notes and other debt payable	959,147	505,864
Principal payments on mortgage notes and other debt payable	(605,261)	(499,399)
Advances to General Growth Properties, Inc., net	(414,640)	—
Repayments of Rouse Company-obligated mandatorily redeemable preferred securities	—	(79,751)
Purchases of common stock	—	(5,646)
Proceeds from issuance of common stock	—	221,917
Proceeds from exercise of stock options	—	22,189
Dividends paid	—	(48,253)
Deferred financing costs	(1,478)	(7,441)
Other	393	(84)
Net cash provided (used) by financing activities	(61,839)	109,396
Net change in cash and cash equivalents	5,457	(78,743)
Cash and cash equivalents at beginning of period	30,196	117,230
Cash and cash equivalents at end of period	$35,653	$38,487

Supplemental disclosure of cash flow information:
Interest paid	$59,586	$52,844
Interest capitalized	12,884	9,823

Non-cash investing and financing activities:
Debt assumed by purchasers of land	$1,118	$2,036
Purchase price partners’ capital adjustment	6,782	—
Relief of liability related to Contingent Stock Agreement :
Advances from GGP	18,098	—
Common stock issued	—	13,177
Capital lease obligations incurred	—	91
Lapses of restrictions on common stock awards and grants of common stock	—	3,465
Debt assumed by purchasers of operating properties	—	127,337
Debt and other liabilities assumed or issued in acquisition of assets	—	316,113

The accompanying notes are an integral part of these consolidated financial statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1                ORGANIZATION

Readers of this quarterly report should refer to the Company’s (as defined below) audited financial statements for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 001-11543), as certain footnote disclosures which would substantially duplicate those contained in the 2004 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined, in this quarterly report have the same meanings as in the Company’s 2004 Annual Report on Form 10-K.

The Rouse Company LP (“we,” “TRCLP,” “us,” or the “Company”) is the successor company (by merger as described below) to The Rouse Company (“TRC”). TRCLP’s primary business is the development and management of retail centers, office buildings, mixed-use projects and other commercial properties across the United States. We are also the developer of master-planned communities in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas.

On August 19, 2004, TRC executed a definitive merger agreement, which was approved by TRC’s Board of Directors, with General Growth Properties, Inc. (“GGP”). On November 9, 2004, TRC’s shareholders approved the merger (the “Merger”). On November 12, 2004, the Merger was completed and TRC was merged with and into us. A subsidiary of GGP was then merged with and into us and through a series of transactions, we were converted to a limited partnership and a subsidiary of GGP. Our general partner (Rouse LLC) owns a 1% interest in us and is a wholly-owned subsidiary of GGP. Our remaining interests are owned by our limited partner, GGP Limited Partnership, which is owned approximately 81% by GGP.

Typically, the effects of a merger transaction are reflected on the date of the transaction in the financial statements of the acquired company by adjusting its basis of assets and liabilities to their fair values in order to reflect the purchase price paid in the acquisition. However, there are certain exceptions (related to the presence of public debt that is qualitatively or quantitatively significant) to this requirement that would allow a company to elect to not apply this general practice. Accordingly, we elected to not reflect these purchase accounting adjustments in our consolidated financial statements that were originally prepared and filed with the Securities and Exchange Commission (“SEC”) for 2004.

However, in 2005, we are reflecting these adjustments in our consolidated financial statements and the consolidated balance sheet for December 31, 2004 has been adjusted. In this report and all subsequent reports for 2005, the adjustments will be reflected in our consolidated statements in 2004 from the date of the Merger. As a result, a single underlying set of information can be used for both ours and GGP’s consolidated statements (see Note 3).

NOTE 2                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Rouse Company LP, our subsidiaries and joint ventures in which we have a controlling interest.  We also consolidate the accounts of certain variable interest entities that are considered special purpose entities where we are the primary beneficiary.  Income allocated to minority interests in these joint ventures includes the share of such properties’ operations (generally computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venturers.  All significant intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods have been included.  The results for the interim periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be obtained for the full fiscal year.

Properties

Real estate assets are stated at cost.  For redevelopment of existing operating properties, the net carrying value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete.  Real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets.  Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete.  Capitalized interest costs are amortized over lives which are consistent with the constructed assets.

Pre-development costs, which generally include legal and professional fees and other third-party costs related directly to the acquisition of a property, are capitalized as part of the property being developed.  In the event a development is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses.

Construction allowances granted to tenants are capitalized and depreciated over the related lease term.  Maintenance and repairs are charged to expense when incurred.  Expenditures for significant betterments and improvements are capitalized.

Our real estate assets, including developments in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value.  To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations.

Depreciation or amortization expense is computed using the straight-line method, generally based upon the following estimated useful lives:

Years
Buildings and improvements	40-45
Equipment, tenant improvements and fixtures	5-10

Purchased intangibles are amortized using the straight-line method over the terms of the related leases or agreements.

Acquisitions of Operating Properties—Purchase Accounting due to the Merger

The Merger has been accounted for utilizing the purchase method and, accordingly, our properties’ results of operations subsequent to the Merger reflect a new basis of accounting from the date of acquisition. Therefore, our operating results for the three months ended March 31, 2005 reflect this new basis of our assets and liabilities. However, the 2004 results for the comparable period continue to reflect the prior TRC historical generally accepted accounting principles (“GAAP”) carrying amounts. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price to our properties between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases and tenant relationships. The initial valuations used are subject to change until such information is finalized, which is expected to be no later than 12 months from the Merger date. The fair values of tangible assets have been determined on an “if vacant” basis.  The “if-vacant” fair value was allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information that existed on the Merger date.

The estimated fair value of acquired in-place at-market leases is the cost that would have been incurred to lease the property to the occupancy level of the property at the date of the Merger. Such estimate included the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluated the time period over which such occupancy level would be achieved and included an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year.  Acquired in-place at-market leases are amortized over the average lease term.

Above-market and below-market in-place lease values were recorded based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above- and below-market lease values are amortized as adjustments to minimum rent revenue over the remaining non-cancelable terms of the respective leases (approximately five years).

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed has been recorded as goodwill.  Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, unless the fair value of specific components of the reporting group are determinable without undue cost and effort.

Investments in Unconsolidated Real Estate Affiliates

We account for investments in joint ventures where we own a non-controlling joint interest using the equity method.  Under the equity method, the carrying value of our investment is adjusted for our share of the equity in earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and reduced by distributions received.  Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.  Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  Differences between the carrying value of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of such Unconsolidated Real Estate Affiliates are generally amortized over lives ranging from five to forty-five years.

For those joint ventures where we own less than a 5% interest and have virtually no influence on the joint venture’s operating and financial policies, we account for our investments using the cost method.

Cash and Cash Equivalents

Highly-liquid investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

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

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs and commissions.  Deferred financing fees are amortized to interest expense using the effective interest method (or other methods which approximate the effective interest method) over the terms of the respective agreements.  Deferred leasing costs and commissions are amortized using the straight-line method over the average life of the tenant leases.  Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $0.2 million as of March 31, 2005.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases.  Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above- and below-market leases on properties acquired as provided by FASB Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) as follows:

(In Thousands)	2005	2004
Lease termination fees	$1,434	$1,717
Above- and below-market lease accretion	414	564

As of March 31, 2005, straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $7.4 million are included in accounts and notes receivable, net in the accompanying consolidated balance sheet.

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible.  Such allowances are reviewed periodically based upon our recovery experience.  We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology.  This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until many years into the future.  Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts straight-lined into revenue are never collected from (or billed to) the tenant due to early lease terminations.  For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized.

Accounts and notes receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $30.8 million at March 31, 2005 and $30.5 million at December 31, 2004.

Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds.  Recoveries from tenants are computed as a formula related to real estate taxes, insurance and other operating expenses and are generally recognized as revenues in the period the related costs are incurred.

Management and other fees primarily represent management and leasing fees, financing fees and fees for other ancillary services performed by taxable REIT subsidiaries (“TRS”) entities owned by TRCLP for the benefit of the Unconsolidated Real Estate Affiliates.  Such fees are recognized as revenue as the services are rendered.

Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met.  Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.  For land sale transactions in which we are required to perform additional services and incur significant costs after title has passed, revenues and cost of sales are recognized on a percentage of completion basis.

Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project.  The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project.  The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The increase in the bases of the land due to purchase price accounting adjustments has resulted in a significant increase in the cost ratios of our projects. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

Income Taxes

Deferred income taxes are accounted for using the asset and liability method, which reflects the impact of the temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured for tax purposes.  Deferred income taxes also reflect the impact of operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including tax planning strategies and other factors.

Fair Value of Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”) requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value.  SFAS 107 does not apply to all balance sheet items. Fair values of financial instruments approximate their carrying value in our financial statements except for debt for which fair value information is provided in Note 7.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales.  Actual results could differ from these and other estimates.

Reclassifications

Certain amounts in the 2004 consolidated financial statements, including discontinued operations (Note 5), have been reclassified to conform to the current year presentation.

NOTE 3                PURCHASE PRICE ADJUSTMENTS

As described in Note 1, the Merger occurred on November 12, 2004 and the carrying values of all our assets and liabilities were adjusted as of such date to reflect the GGP purchase price of approximately $14.4 billion (including assumed debt and other liabilities of $7.3 billion).

The following table summarizes the estimated fair values of our assets at the date of the Merger with GGP.  These fair values were based, in part, on preliminary third-party market valuations. Although these fair values were based on currently available information and assumptions and estimates that we believe are reasonable at this time, they are subject to reallocation as additional information becomes available.

(In Thousands)
Land	$1,314,711
Buildings and equipment	8,210,348
Developments in progress	362,808
Investment in and loans to Unconsolidated Real Estate Affiliates	1,262,106
Investment land and land held for development and sale	1,673,300
Cash and cash equivalents	29,077
Accounts and notes receivable	84,424
Prepaid expenses and other assets:
Below-market ground leases	381,433
Above-market tenant leases	141,048
Deferred tax assets	145,243
Goodwill	411,900
Other	391,271
1,470,895
$14,407,669

As discussed in Note 1, the following table reflects the impact of purchase accounting on the December 31, 2004 balance sheet by adding the purchase accounting adjustments to the amounts originally reported to yield the December 31, 2004 as adjusted amounts (certain amounts originally reported have been reclassified to conform to the current year presentation):

		Effect of
		applying	December 31,
	As originally	purchase	2004 as
(In Thousands)	reported	accounting	adjusted
Assets:
Investment in real estate:
Land	$641,688	$670,033	$1,311,721
Buildings and equipment	5,243,467	2,967,818	8,211,285
Less accumulated depreciation	(1,005,502)	969,419	(36,083)
Developments in progress	255,597	133,356	388,953
Net property and equipment	5,135,250	4,740,626	9,875,876
Investment in and loans to Unconsolidated Real Estate Affiliates	528,899	648,412	1,177,311
Investment land and land held for development and sale	512,450	1,125,563	1,638,013
Net investment in real estate	6,176,599	6,514,601	12,691,200
Advances to General Growth Properties, Inc.	650,876	—	650,876
Cash and cash equivalents	30,196	—	30,196
Accounts and notes receivable, net	49,648	—	49,648
Deferred expenses, net	170,970	(169,750)	1,220
Prepaid expenses and other assets	545,926	862,540	1,408,466
Total assets	$7,624,215	$7,207,391	$14,831,606

Liabilities and Partners’ Capital:
Mortgage notes and other debt payable	$5,629,010	$115,307	$5,744,317
Deferred tax liabilities	94,526	1,168,887	1,406,136
Accounts payable, accrued expenses and other liabilities	687,725	(13,839)	531,163
	$6,411,261	$1,270,355	$7,681,616
Commitments and contingencies

Partners’ capital:
Partners’ capital	1,217,244	5,932,657	7,149,901
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(312)	312	—
Unrealized net gains (losses) on available-for-sale securities	(126)	215	89
Unrealized net gains (losses) on derivatives designated as cash flow hedges	(3,852)	3,852	—
Total partners’ capital	1,212,954	5,937,036	7,149,990
Total liabilities and partners’ capital	$7,624,215	$7,207,391	$14,831,606

NOTE 4                ACQUISITION AND DEVELOPMENT ACTIVITIES

Acquisition and development activities included the following:

•                  In March 2004, we acquired Providence Place, a regional retail center in Providence, Rhode Island for $581.6 million, including assumed debt of $306.9 million).

•                  In November 2004, we purchased Oxmoor Center, a regional center in Louisville, Kentucky for $130.0 million, including $66.5 million of assumed debt.

•                  We are an investor in a consolidated joint venture that is developing The Shops at La Cantera, a regional retail center in San Antonio, Texas, expected to open in September 2005.

NOTE 5                DISCONTINUED OPERATIONS

In October 2004, we sold our interests in two office buildings in Hunt Valley, Maryland for $8.4 million.

In May 2004, we sold our interest in one office building in Hughes Center, a master-planned business park in Las Vegas, Nevada, as part of the 2003 agreements under which we acquired interests in entities developing The Woodlands, a master-planned community in the Houston, Texas metropolitan area, for cash of $7.0 million and the assumption by the buyer of $3.5 million of mortgage debt. We recorded a gain on this sale of $5.5 million. In January and February 2004, we sold interests in five office buildings and seven parcels subject to ground leases in Hughes Center as part of the same 2003 agreement, for cash of $64.3 million and the assumption by the buyer of $107.3 million of mortgage debt. We recorded aggregate gains on these sales in the first quarter of 2004 of approximately $35.3 million (net of deferred income taxes of $2.7 million).

In March 2004, we sold our interests in Westdale Mall, a retail center in Cedar Rapids, Iowa, for cash of $1.3 million and the assumption by the buyer of $20.0 million of mortgage debt. We recognized a gain of $0.8 million relating to this sale. The operating results of the properties included in discontinued operations are summarized as follows (in thousands) for the three months ended March 31, 2004:

Revenues	$3,005
Operating expenses, exclusive of depreciation and amortization	(1,196)
Interest expense	(726)
Depreciation and amortization	(895)
Income tax benefit	140
Income from operations	328
Gains on dispositions of interests in operating properties, net	36,436
Discontinued operations	$36,764

As all of the above-mentioned dispositions occurred in 2004 and, as no additional operating assets held as of March 31, 2005 or December 31, 2004 have been designated as held for sale, no amounts have been categorized as discontinued operations in 2005.

NOTE 6                INVESTMENTS IN UNCONSOLIDATED AFFILIATES

As of March 31, 2005 and December 31, 2004, we held ownership interests in various unconsolidated joint ventures, collectively, the “Unconsolidated Real Estate Affiliates.”  Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  We manage most of the properties owned by these joint ventures.  Some of the joint ventures have elected to be treated as REITs for income tax purposes.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

The following is condensed combined financial information for our Unconsolidated Real Estate Affiliates as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 (in thousands):

	March 31, 2005	December 31, 2004
Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$354,860	$354,860
Buildings and equipment	2,358,438	2,380,281
Less accumulated depreciation	(344,750)	(344,628)
Developments in progress	40,154	37,312
Net property and equipment	2,408,702	2,427,825
Land held for development and sale	266,701	258,201
Net investment in real estate	2,675,403	2,686,026
Cash and cash equivalents	57,637	56,589
Accounts and notes receivable, net	35,127	37,251
Deferred expenses, net	44,065	31,416
Prepaid expenses and other assets	102,734	140,977
Total assets	$2,914,966	$2,952,259

Liabilities and Owners’ Equity:
Mortgage notes and other debt payable	1,899,574	1,910,399
Accounts payable and accrued expenses	156,368	178,764
Owners’ equity	859,024	863,096
Total liabilities and owners’ equity	$2,914,966	$2,952,259

Reconciliation of our Investment In and Loans To Unconsolidated Real Estate Affiliates
Owners’ equity	$859,024	$863,096
Less joint venture partners’ equity	(493,085)	(487,449)
Capital or basis differences and loans	816,544	801,664
Investment in and loans to Unconsolidated Real Estate Affiliates	$1,182,483	$1,177,311

	Three months ended
	March 31,
	2005	2004
Combined Statements of Operations - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$52,116	$50,937
Tenant recoveries	24,244	21,264
Overage rents	760	626
Land sales	16,319	22,163
Other	25,795	33,577
Total revenues	119,234	128,567

Expenses:
Real estate taxes	8,605	6,064
Repairs and maintenance	7,527	7,726
Marketing	845	829
Other property operating expenses	35,711	41,302
Land sales operations	7,204	14,740
Provision for doubtful accounts	959	1,080
Depreciation and amortization	17,655	20,623
Total expenses	78,506	92,364

Operating income	40,728	36,203
Interest income	383	24
Interest expense	(23,146)	(23,521)
Net income	$17,965	$12,706

Reconciliation of our Equity in Income of Unconsolidated Affiliates
Total income of Unconsolidated Real Estate Affiliates	$17,965	$12,706
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(9,383)	(6,607)
Amortization of capital or basis differences	(6,926)	(2,801)
Equity in income of Unconsolidated Real Estate Affiliates	$1,656	$3,298

NOTE 7                MORTGAGE NOTES AND OTHER DEBT PAYABLE

Debt is summarized as follows (in thousands):

	March 31,	December 31,
	2005	2004

Mortgages and bonds	$4,359,609	$3,949,453
Medium-term notes	37,000	45,500
3.625% Notes due March 2009	400,000	400,000
8% Notes due April 2009	200,000	200,000
7.2% Notes due September 2012	400,000	400,000
5.375% Notes due November 2013	450,000	450,000
Other loans	119,909	149,378
	5,966,518	5,594,331
Purchase accounting adjustments	142,063	149,986
Total	$6,108,581	$5,744,317

During the first quarter of 2005, we refinanced approximately $536 million of mortgage debt with $941 million of new mortgage loans on the related properties. The excess proceeds from the refinancings were used to repay $38.7 million of non-collateralized debt and the remaining proceeds were advanced to GGP.

The agreements relating to various loans impose limitations on us. The most restrictive of these limit the levels and types of debt we and our affiliates may incur and require us and our affiliates to maintain specified minimum levels of debt service coverage and net worth. The agreements also impose restrictions on sale, lease and certain other transactions, subject to various exclusions and limitations. These restrictions have not and are not expected to limit our normal business activities as we expect to be able to access additional funds as necessary from GGP.

We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assume the debt is outstanding through maturity and consider the debt’s collateral.  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  The carrying amount and estimated fair value of our debt at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

	March 31, 2005		December 31, 2004
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

Fixed-rate debt	$5,867,206	$5,756,661	$4,981,396	$5,047,009
Variable-rate debt	241,375	241,375	762,921	762,921
Total	$6,108,581	$5,998,036	$5,744,317	$5,809,930

NOTE 8                TAX MATTERS

Prior to the Merger, TRC was a REIT and generally was not subject to corporate level Federal income tax on taxable income we distributed currently to our stockholders, but were liable for Federal and state income taxes with respect to our TRS.

Subsequent to the Merger, we are an entity disregarded for Federal income tax purposes and we are not liable for Federal income taxes, except with respect to our TRS.

As a subsidiary of GGP (which operates as a REIT) we own and operate several TRS that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland; Summerlin, Nevada and Houston, Texas.  The TRS also operate and/or own several retail centers and office and other properties.  Except with respect to the TRS, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2005 and future years. Current Federal income taxes of the TRS are likely to increase significantly in future years as we exhaust the net loss carryforwards of certain TRS and complete certain land development projects.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities.  At March 31, 2005 and December 31, 2004, our net deferred tax assets were $145.1 million and $145.2 million, respectively, and our net deferred tax liabilities were $1.415 billion and $1.406 billion, respectively.

Due to the uncertainty of the realization of certain tax carryforwards, we established valuation allowances. The majority of the valuation allowances related to net operating loss carryforwards, where there is uncertainty regarding their realizability, will more likely than not expire unused. These valuation allowances totaled $25.4 million and $24.9 million at March 31, 2005 and December 31, 2004, respectively.

NOTE 9                OTHER PROVISIONS

Other provisions and losses, net for the three months ended March 31, 2004 consisted of the following (in thousands):

Loss on early extinguishment of The Rouse Company-obligated mandatority redeemable preferred securities	$2,178
Pension plan settlement losses	782
Total	$2,960

NOTE 10         COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties.  The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord.  All of our ground leases are classified as operating leases. Accordingly, rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease.  Rental expense for the three months ended March 31, 2005 and 2004, including participation rent related to these leases and applicable amortization of above- and below-market lease valuation amounts due to purchase accounting adjustments, was $3.4 million and $1.4 million, respectively.

TRC acquired various assets, including Summerlin, a master-planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996.  In connection with the acquisition of Hughes, TRC entered into a Contingent Stock Agreement (“CSA”) for the benefit of the former Hughes owners or their successors (“beneficiaries”).  Under the terms of the CSA, shares of TRC common stock were issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates through 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates.

On October 19, 2004, GGP delivered to the beneficiaries an executed assumption agreement whereby GGP agreed, for the benefit of the beneficiaries under the CSA, to perform the CSA as successor to TRC, in the same manner and to the same extent that TRC would be required to perform the CSA if no succession had taken place.  Under the assumption agreement, GGP assumed TRC’s obligation under the CSA to issue shares of common stock twice a year to beneficiaries under the CSA.  The amount of shares is based upon a formula set forth under the CSA and upon GGP’s stock price. In addition, under the assumption agreement, GGP agreed that following the effective time of the TRC Merger there will not be a prejudicial effect on the beneficiaries under the CSA and the representatives with respect to their receipt of securities pursuant to the CSA as a result of the TRC Merger.  GGP further agreed to indemnify and hold harmless the beneficiaries against losses arising out of any breach by GGP or us of the foregoing covenants.

We account for the beneficiaries’ share of earnings from the assets as an operating expense.  We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination date as additional investments in the related assets (that is, contingent consideration).  A total of 519,164 shares of GGP common stock, with a value of $18.1 million, were issued in February 2005 pursuant to the CSA.

NOTE 11       SEGMENTS

Prior to the Merger, management of The Rouse Company had elected to present five operating segments, including retail centers, office and other properties, community development, commercial development, and corporate. Consistent with management practices of GGP, we have changed our reportable segments as follows:

•                  Retail and Other - includes the operation and management of regional shopping centers, office and industrial properties, downtown specialty marketplaces, the retail and non-retail rental components of mixed-use projects and community retail centers

•                  Community Development - includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas

Our two business segments offer different products or services and are managed separately because each requires different operating strategies or management expertise.  We do not distinguish or group our consolidated operations on a geographic basis.  Further, all material operations are within the United States and no customer or tenant comprises more than 2% of consolidated revenues. We have recategorized the 2004 segment results to reflect the two reportable segments described above.

The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”).  Management believes that NOI provides useful information about a property’s operating performance.

The accounting policies of the segments are the same as those described in Note 2, except that we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures using the proportionate share method rather than the equity method.  This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, the 2005 operations listed below reflect the application of purchase accounting as described in Notes 1 and 3.

Operating results for the segments and reconciliations of real estate property net operating income to income from continuing operations in the consolidated financial statements are as follows (in thousands):

	Three Months Ended March 31,
	2005			2004
	Retail and	Community		Retail and	Community
	Other	Development	Total	Other	Development	Total
Property revenues:
Minimum rents	$174,260	$—	$174,260	$163,041	$—	$163,041
Tenant recoveries	76,610	—	76,610	70,433	—	70,433
Overage rents	3,421	—	3,421	2,581	—	2,581
Land sales	—	69,974	69,974	—	120,702	120,702
Other	23,554	—	23,554	26,397	—	26,397
Total property revenues	277,845	69,974	347,819	262,452	120,702	383,154
Property operating expenses:
Real estate taxes	23,906	—	23,906	20,116	—	20,116
Repairs and maintenance	27,764	—	27,764	30,371	—	30,371
Marketing	1,876	—	1,876	1,826	—	1,826
Other property and operating costs	60,248	—	60,248	64,690	—	64,690
Land sales operations	—	59,507	59,507	—	79,305	79,305
Provisions for doubtful accounts	2,100	—	2,100	3,165	—	3,165
Total property operating expenses	115,894	59,507	175,401	120,168	79,305	199,473
Real estate property net operating income	$161,951	$10,467	172,418	$142,284	$41,397	183,681

Real estate property net operating income of:
Unconsolidated Real Estate Affiliates			(24,458)			(22,521)
Discontinued operations			—			(2,155)
Management and other fees			3,759			3,556
Property management and other costs			(5,900)			(7,579)
Other provisions			—			(2,960)
Depreciation and amortization			(77,489)			(47,825)
Operating income			68,330			104,197
Interest income			1,459			2,074
Interest expense			(58,959)			(59,529)
Income allocated to minority interest			(1,140)			(866)
Income taxes			(4,714)			(18,616)
Equity in income of unconsolidated affiliates			1,656			3,298
Net gains (losses) on dispositions of interests in operating properties			—			(208)
Income from continuing operations			$6,632			$30,350

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements at March 31, 2005 and December 31, 2004 are summarized as follows (in thousands):

	2005	2004
Retail and Other	$14,188,717	$13,882,563
Community Development	2,043,869	1,935,391
	16,232,586	15,817,954
Unconsolidated Real Estate Affiliates	(1,002,263)	(986,348)
Total Assets	$15,230,323	$14,831,606

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2005, all of the registrant’s equity securities were held directly by a GGP controlled subsidiary and GGP is a reporting company under the Securities and Exchange Act of 1934, as amended (“the Act”), which has filed all the material required to be filed pursuant to Section 13, 14, or 15(d) thereof, as applicable. Therefore, certain disclosures and analysis otherwise required by Item 2 have been omitted as not applicable or answered by reference to filings made by GGP.

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Quarterly Report and which Notes are incorporated into the applicable response by reference.  The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

Forward-looking Information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC and in other information that we release publicly or provide to investors.  In addition, senior management of GGP might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:

•                  Projections of our revenues, income, earnings per share, capital expenditures, dividends, leverage, capital structure or other financial items;

•                  Descriptions of plans or objectives of our management for future operations, including pending acquisitions and debt repayment or restructuring;

•                  Forecasts of our future economic performance; and

•                  Descriptions of assumptions underlying or relating to any of the foregoing.

In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:

•                  Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio

•                  Future interest rates

•                  Benefits of the Merger

•                  Repayment of some of our debt

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate”, “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions.  Forward-looking statements should not be unduly relied upon.  They give our expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made and we disclaim any obligation to update them except as required by law.

Management’s Overview and Summary

We operate our business in two segments: the Retail and Other segment and the Community Development segment. Our primary business is the ownership, management, leasing and development of retail and office rental properties.  We also develop and sell land for residential, commercial and other uses primarily in master-planned communities. Management believes the most significant operating factor affecting incremental cash flow and net income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties.  These rental revenue increases are primarily achieved by re-leasing existing space at higher current rents, increasing occupancy which results in more space generating rent and increasing tenant sales which results in increased overage rents.  In addition, management considers changes in interest rates to be the most significant external factor in determining trends in cash flow or income from continuing operations. Interest rates have risen in recent months and could continue to rise in future months, which could adversely impact our future cash flow and net income.

Our Community Development segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas.  We develop and sell finished and undeveloped land in such communities to builders and other developers for residential, commercial and other uses.

At March 31, 2005, the Company owned 30 operating retail centers, 96 operating office buildings and 5 mixed-use projects containing both retail and office components (the “Consolidated Retail Properties”) and interests in 13 retail properties and 5 office buildings through investments in Unconsolidated Real Estate Affiliates (the “Unconsolidated Retail Properties”).  For the purposes of this report, the Consolidated Retail Properties and the Unconsolidated Retail Properties are collectively referred to as our “Operating Property Portfolio.” In addition, our Community Development segment includes our interest in Woodlands, a master-planned community in the Houston, Texas metropolitan area. This project is classified in our Unconsolidated Real Estate Affiliates. Reference is made to Notes 2 and 6 for a further discussion of our investments in Unconsolidated Real Estate Affiliates.

Seasonality

Our Retail and Other segment and our tenants’ businesses are seasonal in nature.  Our tenants’ stores typically achieve higher sales levels during the fourth quarter because of the holiday selling season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events.  Although we have a year-long temporary leasing program, a significant portion of the rents received from short-term tenants are collected during the months of November and December.  In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts.  Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter.  As a result, occupancy levels and revenue production are generally highest in the fourth quarter of each year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales.  Actual results could differ from those estimates.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments.  Our critical accounting policies are those applicable to the following:

•                  Initial valuations and estimated useful lives or amortization periods for property and intangibles.  When we acquire a property, we make an initial assessment of the initial valuation and composition of the assets acquired and liabilities assumed.  These assessments consider fair values of the respective assets and liabilities and are primarily determined based on estimated future cash flows using appropriate discount and capitalization rates, but may also be based on independent appraisals or other market data.  The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property’s operations, and our plans for such property.  These estimates are particularly important as they are used for the allocation of purchase price between depreciable and non-depreciable real estate and other identifiable intangibles including above, below and at-market leases.  As a result, the impact of these estimates on our operations could be substantial.

•                  Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project.  The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The increase in the bases of the land due to purchase price accounting adjustments has resulted in a significant increase in the cost ratios of our projects. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

•                  Events or changes in circumstances concerning a property may occur which could indicate that the carrying values or amortization periods of the assets and liabilities may require adjustment.  The resulting recovery analysis also depends on an analysis of future cash flows to be generated from a property’s assets and liabilities.  Changes in our overall plans (for example, the extent and nature of a proposed redevelopment of a property) and our views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes.

•                  Recoverable amounts of receivables and deferred taxes  We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts.  The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility.  For straight-line rents, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts.  For deferred taxes, an assessment of the recoverability of the current tax asset considers the current expiration periods of the prior net operating loss carryforwards and the estimated future taxable income of our taxable REIT subsidiaries (“TRS”).  The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees and our taxable REIT subsidiaries.

•                  We capitalize the costs of development and leasing activities of our properties.  These costs are incurred both at the property location and at the regional and corporate office level.  The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases.  Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized.

Purchase Accounting for the Merger

The following table summarizes the estimated fair values of our assets at the date of the Merger with GGP.  These fair values were based, in part, on preliminary third-party market valuations. Although these fair values were based on currently available information and assumptions and estimates that we believe are reasonable at this time, they are subject to reallocation as additional information becomes available.

(In Thousands)
Land	$1,314,711
Buildings and equipment	8,210,348
Developments in progress	362,808
Investment in and loans to Unconsolidated Real Estate Affiliates	1,262,106
Investment land and land held for development and sale	1,673,300
Cash and cash equivalents	29,077
Accounts and notes receivable	84,424
Prepaid expenses and other assets:
Below-market ground leases	381,433
Above-market tenant leases	141,048
Deferred tax assets	145,243
Goodwill	411,900
Other	391,271
1,470,895
$14,407,669

Results of Operations

General

Our Retail and Other revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Our Community Development revenues are primarily received from land sales for residential and commercial purposes.

The accounting policies of the segments are the same as those described in Note 2, except that we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures using the proportionate share method rather than the equity method.  This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, the 2005 operations listed below reflect the application of purchase accounting as described in Notes 1 and 3.

Our consolidated results of operations were impacted by the application of purchase accounting as a result of the Merger.  For additional information regarding this purchase accounting, see the table above and Note 3.

Our operating results by segment and the reconciliation of those results to income from continuing operations in our consolidated statements of operations and comprehensive income are summarized as follows (in thousands):

	Three Months Ended March 31,
	2005			2004
	Retail and	Community		Retail and	Community
	Other	Development	Total	Other	Development	Total
Property revenues:
Minimum rents	$174,260	$—	$174,260	$163,041	$—	$163,041
Tenant recoveries	76,610	—	76,610	70,433	—	70,433
Overage rents	3,421	—	3,421	2,581	—	2,581
Land sales	—	69,974	69,974	—	120,702	120,702
Other	23,554	—	23,554	26,397	—	26,397
Total property revenues	277,845	69,974	347,819	262,452	120,702	383,154
Property operating expenses:
Real estate taxes	23,906	—	23,906	20,116	—	20,116
Repairs and maintenance	27,764	—	27,764	30,371	—	30,371
Marketing	1,876	—	1,876	1,826	—	1,826
Other property and operating costs	60,248	—	60,248	64,690	—	64,690
Land sales operations	—	59,507	59,507	—	79,305	79,305
Provisions for doubtful accounts	2,100	—	2,100	3,165	—	3,165
Total property operating expenses	115,894	59,507	175,401	120,168	79,305	199,473
Real estate property net operating income	$161,951	$10,467	172,418	$142,284	$41,397	183,681

Real estate property net operating income of:
Unconsolidated Real Estate Affiliates			(24,458)			(22,521)
Discontinued operations			—			(2,155)
Management and other fees			3,759			3,556
Property management and other costs			(5,900)			(7,579)
Other provisions			—			(2,960)
Depreciation and amortization			(77,489)			(47,825)
Operating income			68,330			104,197
Interest income			1,459			2,074
Interest expense			(58,959)			(59,529)
Income allocated to minority interest			(1,140)			(866)
Income taxes			(4,714)			(18,616)
Equity in income of unconsolidated affiliates			1,656			3,298
Net gains (losses) on dispositions of interests in operating properties			—			(208)
Income from continuing operations			$6,632			$30,350

Real Estate Property Net Operating Income

The $35.3 million decrease in revenues for the three months ended March 31, 2005 compared to the same period in 2004 is primarily attributable to the following:

•                  First quarter 2004 sale of substantially all of our remaining investment land at Hughes Center in Nevada ($10.0 million) and at Canyon Springs in California ($25.4 million);

•                  Decreased residential land sales in Howard County communities ($16.4 million); and

•                  The effects of the 2004 dispositions of interests in properties that were in our Operating Property Portfolio ($3.0 million).

These decreases were partially offset by the acquisition of Providence Place in March 2004 and Oxmoor Center in November 2004 ($13.9 million), the effect of purchase price accounting on minimum rent revenues relating to above- and below-market leases and straight line rent adjustments, and higher rents on re-leased space.

The $24.1 million decrease in expenses for the three months ended March 31, 2005 compared to the same period in 2004 is primarily attributable to the following:

•                  A $25.0 million decrease in cost of land sales as a result of the 2004 sale of investment land in Nevada and California discussed above;

•                  A decrease in cost of land sales as a result of lower residential land sales in Howard County communities;

•                  The effects of the 2004 dispositions of interests in properties that were in our Operating Property Portfolio ($1.1 million); and

•                  Lower operating expenses due to synergies recognized through the Merger.

These decreases in expenses were partially offset by the acquisition of Providence Place and Oxmoor Center ($5.5 million) and an increase in cost of land sales due to purchase accounting adjustments.  As we allocate the cost of the Merger to our assets based on their fair values, we have increased the basis in our community development land assets.  This results in a significant increase in our cost of land sales in 2005 when compared to comparable periods in 2004.  We expect margins to improve on our land sales as land values appreciate and as additional land is developed and sold.  However, we do not expect that these margins will return to pre-Merger levels.

Other Operating Information

Management and other fees:  The amount represents fees that we receive for managing primarily unconsolidated properties in our Operating Property Portfolio.  We do not manage properties in which we do not have an ownership interest.

Property management and other costs:  The amount represents certain general and administrative costs that are not allocated to our business segments.  The $1.7 million decrease for the three months ended March 31, 2005 compared to the same period in 2004 is primarily attributable to synergies recognized through the Merger.

Other provisions:  Other provisions decreased $3.0 million for the three months ended March 31, 2005 compared to the same period in 2004.  This decrease is primarily related to the redemption of The Rouse Company-obligated mandatorily redeemable preferred securities in the first quarter of 2004.

Depreciation and amortization:  Depreciation and amortization expense increased $29.7 million for the three months ended March 31, 2005 compared to the same period in 2004.  This increase is primarily attributable to the increase in the property basis as a result of purchase accounting adjustments and to the property acquisitions in 2004.

Interest Expense: Interest expense decreased $0.6 million for the three months ended March 31, 2005 compared to the same period in 2004.  The decrease is primarily related to an increase in capitalized interest ($3.1 million) and the recognition of net losses of $1.1 million related to the extinguishment of debt not associated with discontinued operations prior to scheduled maturity.  The increase in capitalized interest is attributable to adjusting the qualified expenditure base of assets used to calculate capitalized interest to their fair values through purchase accounting adjustments.   These changes were partially offset by an increase in interest expense as a result of an increase in average outstanding indebtedness.  Through new mortgage financings and refinancing existing mortgages, we have increased our outstanding debt balance from $5.0 billion prior to the Merger to $6.1 billion at March 31, 2005.  We expect to continue to increase the debt balance of our portfolio and have completed financings in the second quarter of 2005 that have increased debt by an additional $375 million.

Income taxes:  Income tax expenses decreased $13.9 million for the three months ended March 31, 2005 compared to the same period in 2004.  The decrease was primarily attributable to lower earnings in the TRS primarily due to a decrease in net operating income from our Community Development segment (see Real Estate Property Net Operating Income section above) and the increase in depreciation and amortization expense (discussed above) relating to assets within our TRS.

Equity in income of unconsolidated ventures:  Equity in income of unconsolidated real estate ventures is summarized as follows for the three months ended March 31 (in thousands):

	2005	2004
Real estate property net operating income	$24,458	$22,521
Interest expense	(10,486)	(9,798)
Depreciation and amortization expense	(12,504)	(9,282)
Other, net	188	(143)
Equity in income of unconsolidated ventures	$1,656	$3,298

The $1.6 million decrease in equity in income of unconsolidated real estate ventures for the three months ended March 31, 2005 compared to the same period in 2004 is primarily attributable to the increase in depreciation and amortization expense.  This increase is primarily attributable to the increase in the depreciable basis of our investments in the ventures as a result of purchase accounting adjustments.

Liquidity and Capital Resources of the Company

We had cash and cash equivalents and investments in marketable securities (included in prepaid expenses and other assets) totaling $81.8 million at March 31, 2005 and $80.9 million at December 31, 2004.  Our primary cash requirements are for operating expenses, debt service, development of new properties, expansions and improvements to existing properties and acquisitions.  We believe that our liquidity and capital resources are sufficient to meet our current and future requirements. In addition, we may obtain advances from GGP to meet operating, investing and financing requirements.

Recently Issued Accounting Pronouncements and Developments

None.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

We are a subsidiary of GGP, which manages our market risk on a consolidated basis. Reference is made to the reports filed with the SEC by GGP.

Item 4.                     Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company’s internal controls during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On May 5, 2005, the audit committee of the Board of Directors of GGP appointed its principal auditors, Deloitte & Touche LLP (“Deloitte”) to perform the audit of the Company’s consolidated financial statements for 2005 in conjunction with Deloitte’s continuing engagement for the overall GGP audit work and chose not to renew the engagement of KPMG LLP (“KPMG”), which was serving as the Company’s independent registered accounting firm. The audit reports of KPMG on the consolidated financial statements of the Company as of and for the three years ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. At no time prior to such appointment were there any matters on which we (or GGP on our behalf) consulted with Deloitte which were subject to disagreements or reportable events with our previously engaged independent registered public accounting firm, KPMG, or where any advice was provided by Deloitte which was critical to our decisions about our accounting or financial reporting.

During the last two fiscal years and up to the expiration of KPMG’s audit engagement, there were no disagreements with KPMG which would, if not resolved, have caused KPMG to make reference to such matters in connection with its reports. A copy of this Quarterly Report, including this response to Item 5, has been provided to KPMG concurrently with the filing of this report. The Company will file, as an exhibit to its next filing with the SEC, the response letter of KPMG to the SEC that we have requested KPMG to send.

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Rouse Company LP
By: Rouse LLC, its general partner
(Registrant)
Date: May 13, 2005	by:	/s/: Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)