Form 10-Q
period 2005-06-30
ROUSE COMPANY
filed 2005-08-15
CIK 85388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 000-01743

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

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(Unaudited, in thousands)

	June 30, 2005	December 31, 2004 (as adjusted, see Note 3)
Assets:
Investment in real estate:
Land	$1,315,294	$1,311,721
Buildings and equipment	8,214,377	8,211,285
Less accumulated depreciation	(199,140)	(36,083)
Developments in progress	415,831	388,953
Net property and equipment	9,746,362	9,875,876
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,185,507	1,177,311
Investment land and land held for development and sale	1,641,352	1,638,013
Net investment in real estate	12,573,221	12,691,200
Advances to General Growth Properties, Inc.	1,488,180	650,876
Cash and cash equivalents	36,271	30,196
Accounts and notes receivable, net	72,703	49,648
Deferred tax assets	2,374	2,476
Deferred expenses, net	8,627	1,220
Goodwill	413,995	356,796
Prepaid expenses and other assets	820,433	906,471
Total assets	$15,415,804	$14,688,883

Liabilities and Partners’ Capital:
Mortgage notes and other debt payable	$6,447,256	$5,744,317
Deferred tax liabilities	1,284,175	1,266,862
Accounts payable, accrued expenses and other liabilities	511,787	527,714
	8,243,218	$7,538,893
Commitments and Contingencies	—	—
Partners’ capital:
Partners’ capital	7,172,033	7,149,901
Accumulated other comprehensive income	553	89
Total partners’ capital	7,172,586	7,149,990
Total liabilities and partners’ capital	$15,415,804	$14,688,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Rouse Company LP and Subsidiaries
A Subsidiary of General Growth Properties, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2005 and 2004

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Minimum rents	$156,964	$143,498	$308,337	$280,417
Tenant recoveries	66,491	61,409	131,730	122,122
Overage rents	3,031	2,492	6,121	4,754
Land sales	114,345	96,206	175,753	205,191
Management and other fees	3,839	3,721	7,598	7,277
Other	14,205	11,814	24,907	21,088
Total revenues	358,875	319,140	654,446	640,849
Expenses:
Real estate taxes	19,880	19,326	39,777	37,078
Repairs and maintenance	17,794	17,452	37,143	36,596
Marketing	973	1,870	2,539	3,393
Other property operating costs	49,812	47,133	97,375	94,135
Land sales operations	94,349	57,676	148,197	125,438
Provision for doubtful accounts	2,685	1,982	4,360	4,650
Property management and other costs	12,746	10,057	18,646	20,934
Other provisions	—	2,086	—	5,046
Depreciation and amortization	85,757	48,521	163,204	96,346
Total expenses	283,996	206,103	511,241	423,616
Operating income	74,879	113,037	143,205	217,233

Interest income	1,623	2,015	3,082	4,089
Interest expense	(59,493)	(59,985)	(118,452)	(119,513)
Provision for income taxes	(14,758)	(20,497)	(19,473)	(39,113)
Income allocated to minority interests	(909)	(927)	(2,049)	(1,793)
Equity in income of unconsolidated affiliates	7,370	5,337	9,031	8,635
Net gains on dispositions of interests in operating properties	—	14,096	—	13,888
Income from continuing operations	8,712	53,076	15,344	83,426
Income from discontinued operations, net of income taxes:
Income (loss) from operations	—	(115)	—	213
Gain on dispositions	—	8,278	—	44,714
	—	8,163	—	44,927
Net income	8,712	61,239	15,344	128,353
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	(63)	(160)	90	426
Minimum pension liability adjustments	—	229	—	(1,637)
Net unrealized losses on derivatives designated as cash flow hedges	374	4,859	374	2,103
Comprehensive income, net	$9,023	$66,167	$15,808	$129,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited, in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$15,344	$128,353
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts, including discontinued operations	4,360	4,664
Equity in income of unconsolidated affiliates	(9,031)	(8,635)
Operating distributions received from unconsolidated affiliates	9,031	8,635
Depreciation, including discontinued operations	162,943	87,477
Amortization, including discontinued operations	261	9,848
Impairment losses on operating properties	—	270
Net gains on dispositions of interests in operating properties, including discontinued operations	—	(58,602)
Losses on extinguishment of debt	238	3,312
Participation expense pursuant to Contingent Stock Agreement	51,687	36,001
Land development and acquisition expenditures	(59,610)	(95,216)
Cost of land sales	84,287	78,877
Debt assumed by purchasers of land	(4,133)	(4,723)
Deferred income taxes, including discontinued operations	17,463	30,057
Net changes:
Accounts and notes receivable	(18,528)	(20,597)
Prepaid expenses and other assets	46,607	24,662
Accounts payable, accrued expenses and other liabilities	(35,470)	(37,539)
Other	(84)	8,328
Net cash provided by operating activities	265,365	195,172
Cash flows from investing activities:
Acquisition/development of real estate and improvements and additions to properties	(84,941)	(377,602)
Proceeds from dispositions of interest in properties	—	88,402
Increase in investments in unconsolidated affiliates	(9,672)	(4,620)
Distributions received from unconsolidated affiliates in excess of income	24,345	41,698
Other, net	9,454	(451)
Net cash used by investing activities	(60,814)	(252,573)

	2005	2004
Cash flows from financing activities:
Proceeds from issuance of mortgage notes and other debt payable	1,415,037	509,561
Principal payments on mortgage notes and other debt payable	(750,233)	(568,509)
Advances to General Growth Properties, Inc., net	(855,402)	—
Repayments of Rouse Company-obligated mandatorily redeemable preferred securities	—	(79,751)
Purchases of common stock	—	(31,117)
Proceeds from issuance of common stock	—	221,917
Proceeds from exercise of stock options	—	24,554
Dividends paid	—	(96,506)
Deferred financing costs	(2,150)	(8,059)
Other, net	(5,728)	4,301
Net cash used by financing activities	(198,476)	(23,609)

Net change in cash and cash equivalents	6,075	(81,010)
Cash and cash equivalents at beginning of period	30,196	117,230
Cash and cash equivalents at end of period	$36,271	$36,220

Supplemental disclosure of cash flow information:
Interest paid	$116,725	$115,350
Interest capitalized	25,309	19,318
Income taxes paid	6,530	15,859

Non-cash investing and financing activities:
Debt assumed by purchasers of land	$4,133	$4,723
Accretion of discount on non-interest bearing debt obligation	1,061	—
Purchase price adjustments related to Merger:
Buildings and equipment	(35,658)	—
Developments in progress	(22,268)	—
Investment in Unconsolidated Real Estate Affiliates	32,822	—
Mortgage notes and other debt payable	41,207	—
Partners’ capital adjustment	6,788	—
Relief of liability related to Contingent Stock Agreement :
Advances from GGP	18,098	—
Common stock issued	—	13,177
Capital lease obligations incurred	—	6,938
Lapses of restrictions on common stock awards and grants of common stock	—	4,108
Debt assumed by purchasers of operating properties	—	130,787
Debt and other liabilities assumed or issued in acquisition of assets	—	340,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1               ORGANIZATION

Readers of this Quarterly Report on Form 10-Q should refer to the Company’s (as defined below) audited consolidated financial statements for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 000-01743), as certain footnote disclosures which would substantially duplicate those contained in the 2004 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined, in this Quarterly Report have the same meanings as in the Company’s 2004 Annual Report on Form 10-K (the “10-K”).

The Rouse Company LP (“we,” “TRCLP,” “us,” or the “Company”) is the successor company (by Merger as described below) to The Rouse Company (“TRC”). TRCLP’s primary business is the development and management of retail centers, office buildings, mixed-use projects and other commercial properties across the United States. We are also the developer of large-scale, community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas.

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

Typically, the effects of a merger transaction are reflected on the date of the transaction in the financial statements of the acquired company by adjusting its basis of assets and liabilities to their fair values in order to reflect the purchase price paid in the acquisition. However, there are certain exceptions (related to the presence of public debt that is qualitatively or quantitatively significant) to this requirement that would allow a company to elect to not apply this general practice. Accordingly, we had elected to not reflect these purchase accounting adjustments in our consolidated financial statements that were originally prepared and filed with the Securities and Exchange Commission (“SEC”) for 2004.

However, in 2005, we are reflecting these adjustments in our consolidated financial statements and the consolidated balance sheet for December 31, 2004 has been adjusted. In this report and all subsequent reports for 2005, the adjustments will be reflected in our consolidated statements in 2004 from the date of the Merger. As a result, a single underlying set of information can be used for both ours and GGP’s consolidated financial statements (see Note 3).

NOTE 2               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Rouse Company LP, our subsidiaries and joint ventures in which we have a controlling interest.  We also consolidate the accounts of certain variable interest entities where we are the primary beneficiary.  Income allocated to minority interests in these joint ventures includes the share of such properties’ operations (generally computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venturers.  All significant intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods have been included.  The results for the interim periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Our real estate assets, including developments in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value.  To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be charged to operations.

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

Acquisitions of Operating Properties—Purchase Accounting due to the Merger

The Merger has been accounted for using the purchase method and, accordingly, our properties’ results of operations subsequent to the Merger reflect a new basis of accounting from the date of acquisition. Therefore, our operating results for the three and six months ended June 30, 2005 reflect this new basis of our assets and liabilities. However, the 2004 results for the comparable period continue to reflect the prior TRC historical carrying amounts. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price to our properties between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases and tenant relationships. The initial valuations used are subject to change until such information is finalized, which is expected to be no later than 12 months from the Merger date (see Note 3).  The following paragraphs provide greater detail regarding some of the valuation techniques used to allocate the purchase price to certain types of assets.

The fair values of tangible assets have been determined on an “if-vacant” basis.  The “if-vacant” fair value was allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information that existed on the Merger date.

The estimated fair value of acquired in-place at-market leases is the cost that would have been incurred to lease the property to the occupancy level of the property at the date of the Merger. Such estimate included the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluated the time period over which such occupancy level would be achieved and included an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year.  Acquired in-place at-market leases are amortized over the average lease term (approximately five years).

Above-market and below-market in-place lease values were recorded based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The above- and below-market lease values are amortized as adjustments to minimum rent revenue over the remaining non-cancelable terms of the respective leases (approximately five years).

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed (including identified intangible liabilities) has been recorded as goodwill.  Goodwill is not amortized, but rather is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, unless the fair value of specific components of the reporting group are determinable without undue cost and effort.

As discussed above, a portion of the aggregate purchase price relating to the Merger was allocated to intangible assets and liabilities.  This allocation, the accumulated amortization since the Merger date and the net carrying value of each intangible asset and liability component is as follows (in thousands):

	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
June 30, 2005
In-place leases	$488,950	$(73,223)	$415,727
Below-market ground leases	381,433	(4,851)	376,582
Below-market tenant leases	(156,943)	21,230	(135,713)
Above-market tenant leases	141,701	(19,966)	121,735
Real estate tax stabilization agreement	94,168	(2,681)	91,487

December 31, 2004
In-place leases	$488,950	$(13,034)	$475,916
Below-market ground leases	381,433	(1,059)	380,374
Below-market tenant leases	(156,943)	3,116	(153,827)
Above-market tenant leases	141,701	(2,883)	138,818
Real estate tax stabilization agreement	94,168	(654)	93,514

The amortization of these amounts, including our share of such amounts from unconsolidated real estate affiliates, affected our consolidated statements of operations and comprehensive income as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Depreciation and amortization expense	$(36,009)	$(2,281)	$(60,189)	$(3,686)
Property operating costs	(2,862)	(1,020)	(5,819)	(1,020)
Minimum rent revenues	617	166	1,031	730
Equity in income of unconsolidated affiliates	(6,010)	(645)	(11,212)	(1,534)
Total	$(44,264)	$(3,780)	$(76,189)	$(5,510)

The effect of the amortization of the amounts, including our share of such amounts from unconsolidated real estate affiliates, to our consolidated statements of operations and comprehensive income is expected to be as follows (in thousands):

	Remainder 2005	2006	2007	2008	2009	Thereafter
Depreciation and amortization expense	$(58,480)	$(113,584)	$(102,179)	$(73,059)	$(35,325)	$(33,100)
Property operating costs	(5,802)	(11,603)	(11,603)	(11,603)	(11,603)	(415,855)
Minimum rent revenues	1,031	2,151	2,821	3,194	2,215	2,566
Equity in income of unconsolidated affiliates	(11,010)	(22,821)	(22,662)	(18,507)	(7,442)	(55,625)
Total	$(74,261)	$(145,857)	$(133,623)	$(99,975)	$(52,155)	$(502,014)

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

Advances to General Growth Properties, Inc.

The amounts advanced to General Growth Properties, Inc. are non-interest bearing, unsecured and payable on demand.

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

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs and commissions.  Deferred financing fees are amortized to interest expense using the effective interest method (or other methods which approximate the effective interest method) over the terms of the respective agreements.  Deferred leasing costs and commissions are amortized using the straight-line method over the average life of the tenant leases.  Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $0.6 million as of June 30, 2005.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases.  Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above- and below-market leases on properties acquired as provided by FASB Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”).  The impact of these items on minimum rent revenues were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Minimum rent averaging income	$5,110	$1,348	$10,169	$2,536
Lease termination fees	4,697	979	6,132	2,697
(Above-) and below-market lease accretion, net	617	166	1,031	730

As of June 30, 2005, straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $12.1 million are included in accounts and notes receivable, net in the accompanying consolidated balance sheet.

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible.  Such allowances are reviewed periodically based upon our recovery experience.  We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology.  This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until many years into the future.  Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts straight-lined into revenue are never collected from (or billed to) the tenant due to early lease terminations.  For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized.  Accounts and notes receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $28.8 million and $30.5 million at June 30, 2005 and December 31, 2004, respectively.

Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds.  Revenues relating to variable recoveries from tenants are computed as a formula related to real estate taxes, insurance and other operating expenses and are generally recognized as revenues in the period the related costs are incurred.  Fixed contributions from tenants related to these expenses are recognized when due.

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

Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project.  The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project.  The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The increase in the basis of the land due to purchase price accounting adjustments has resulted in a significant increase in the cost ratios of our projects. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

Income Taxes

Deferred income taxes are accounted for using the asset and liability method, which reflects the impact of the temporary differences between the amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured for tax purposes.  Deferred income taxes also reflect the impact of operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including tax planning strategies and other factors.

Fair Value of Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”) requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value.  SFAS 107 does not apply to all balance sheet items. Fair values of financial instruments approximate their carrying value in our financial statements except for debt and certain minority interest liability balances.  The fair value information for our debt is provided in Note 7.  We have determined that several of our consolidated partnerships are limited-life entities and therefore the minority interest is reflected as a liability.  The fair values of minority interests in these partnerships at June 30, 2005 and December 31, 2004 aggregated approximately $60 million and $62 million, respectively.  The aggregate carrying values of the minority interests in these partnerships were approximately $44.6 million and $29.8 million at June 30, 2005 and December 31, 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of property, deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales.  Actual results could differ from these and other estimates.

Reclassifications

Certain amounts in the 2004 consolidated financial statements, including discontinued operations (Note 5), have been reclassified to conform to the current year presentation.

NOTE 3               PURCHASE PRICE ADJUSTMENTS

As described in Notes 1 and 2, the Merger occurred on November 12, 2004 and the carrying values of all our assets and liabilities were adjusted as of such date to reflect the GGP purchase price of approximately $14.2 billion (including assumed debt and other liabilities of $7.1 billion).

The following table summarizes the estimated fair values of our assets at the date of the Merger with GGP.  These fair values were based, in part, on preliminary third-party market valuations. These fair values were based on currently available information and assumptions and estimates that we believe are reasonable at this time.  We will continue to review and expect to adjust these fair values as additional information becomes available for a period of one year following the acquisition.

(In Thousands)	Estimated Merger Fair Value as initially allocated	Adjustments (1)	Estimated Merger Fair Value currently
Land	$1,314,711	$—	$1,314,711
Buildings and equipment	8,206,370	(35,658)	8,170,712
Developments in progress	383,996	(22,268)	361,728
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,236,299	32,822	1,269,121
Investment land and land held for development and sale	1,645,700	33,128	1,678,828
Cash and cash equivalents	29,077	—	29,077
Accounts and notes receivable	84,424	1,811	86,235
Prepaid expenses and other assets:
Below-market ground leases	382,328	(895)	381,433
Above-market tenant leases	141,048	—	141,048
Deferred tax assets	2,520	48	2,568
Goodwill	356,796	57,199	413,995
Other	401,527	(8,995)	392,532
	1,284,219	47,357	1,331,576
	$14,184,796	$57,192	$14,241,988

(1)   Adjustments are the result of revisions in estimated fair values and due to the settlement of additional transaction costs.

As discussed in Note 1, the following table reflects the impact of purchase accounting on the December 31, 2004 balance sheet by adding the purchase accounting adjustments as shown in the table above to the amounts originally reported to yield the December 31, 2004 as adjusted amounts (certain amounts originally reported have been reclassified to conform to the current year presentation):

(In Thousands)	December 31, 2004, as originally reported	Effect of applying purchase accounting	December 31, 2004 as adjusted
Assets:
Investment in real estate:
Land	$641,688	$670,033	$1,311,721
Buildings and equipment	5,243,467	2,967,818	8,211,285
Less accumulated depreciation	(1,005,502)	969,419	(36,083)
Developments in progress	255,597	133,356	388,953
Net property and equipment	5,135,250	4,740,626	9,875,876
Investment in and loans to/from Unconsolidated Real Estate Affiliates	528,899	648,412	1,177,311
Investment land and land held for development and sale	512,450	1,125,563	1,638,013
Net investment in real estate	6,176,599	6,514,601	12,691,200
Advances to General Growth Properties, Inc.	650,876	—	650,876
Cash and cash equivalents	30,196	—	30,196
Accounts and notes receivable, net	49,648	—	49,648
Deferred tax assets	76,582	(74,106)	2,476
Deferred expenses, net	170,970	(169,750)	1,220
Goodwill	—	356,796	356,796
Prepaid expenses and other assets	469,344	437,127	906,471
Total assets	$7,624,215	$7,064,668	$14,688,883

Liabilities and Partners’ Capital:
Mortgage notes and other debt payable	$5,629,010	$115,307	$5,744,317
Deferred tax liabilities	94,526	1,172,336	1,266,862
Accounts payable, accrued expenses and other liabilities	687,725	(160,011)	527,714
	6,411,261	1,127,632	7,538,893

Partners’ capital:
Partners’ capital	1,217,244	5,932,657	7,149,901
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(312)	312	—
Unrealized net gains (losses) on available-for-sale securities	(126)	215	89
Unrealized net gains (losses) on derivatives designated as cash flow hedges	(3,852)	3,852	—
Total partners’ capital	1,212,954	5,937,036	7,149,990
Total liabilities and partners’ capital	$7,624,215	$7,064,668	$14,688,883

NOTE 4               ACQUISITION AND DEVELOPMENT ACTIVITIES

Acquisition and development activities in 2004 and 2005 included the following:

•                  In March 2004, we acquired Providence Place, a regional retail center in Providence, Rhode Island for $581.6 million, including assumed debt of $306.9 million.

•                  In November 2004, we purchased Oxmoor Center, a regional retail center in Louisville, Kentucky for $130.0 million, including $66.5 million of assumed debt.

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

The operating results of the properties included in discontinued operations are summarized as follows (in thousands):

	Three months ended June 30, 2004	Six months ended June 30, 2004
Revenues	$599	$3,604
Operating expenses, exclusive of depreciation and amortization	(294)	(1,490)
Interest expense	(11)	(737)
Depreciation and amortization	(84)	(979)
Other provisions and losses	(270)	(270)
Income tax benefit (provision)	(55)	85
Income (loss) from operations	(115)	213
Gains on dispositions of interests in operating properties, net	8,278	44,714
Discontinued operations	$8,163	$44,927

As all of the above-mentioned dispositions occurred in 2004 and, as no additional operating assets held as of June 30, 2005 have been designated as held for sale, no amounts have been categorized as discontinued operations in 2005.

NOTE 6               INVESTMENTS IN UNCONSOLIDATED AFFILIATES

As of June 30, 2005 and December 31, 2004, we held ownership interests in various unconsolidated joint ventures, collectively, the “Unconsolidated Real Estate Affiliates.”  Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  We manage most of the properties owned by these joint ventures.  Some of the joint ventures have elected to be treated as REITs for income tax purposes.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

The following is condensed combined balance sheet information for our Unconsolidated Real Estate Affiliates as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Investment in real estate:
Land	$356,119	$354,860
Buildings and equipment	2,363,361	2,380,281
Less accumulated depreciation	(366,670)	(344,628)
Developments in progress	45,165	37,312
Net property and equipment	2,397,975	2,427,825
Land held for development and sale	266,874	258,201
Net investment in real estate	2,664,849	2,686,026
Cash and cash equivalents	64,237	56,589
Accounts and notes receivable, net	33,560	37,251
Deferred expenses, net	32,778	31,416
Prepaid expenses and other assets	132,256	140,977
Total assets	$2,927,680	$2,952,259

Liabilities and Owners’ Equity:
Mortgage notes and other debt payable	1,896,529	1,910,399
Accounts payable and accrued expenses and other liabilities	171,191	178,764
Owners’ equity	859,960	863,096
Total liabilities and owners’ equity	$2,927,680	$2,952,259

Reconciliation of our Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Owners’ equity	$859,960	$863,096
Less joint venture partners’ equity	(492,674)	(487,449)
Capital or basis differences and loans	818,221	801,664
Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,185,507	$1,177,311

The following is condensed combined statements of operations information for our Unconsolidated Real Estate Affiliates for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Combined Statements of Operations - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$53,351	$51,797	$105,467	$102,734
Tenant recoveries	25,200	24,419	49,444	45,683
Overage rents	885	824	1,645	1,450
Land sales	54,581	28,759	70,900	50,922
Other	32,496	36,516	58,291	70,093
Total revenues	166,513	142,315	285,747	270,882

Expenses:
Real estate taxes	9,334	9,858	17,939	15,922
Repairs and maintenance	3,471	3,257	10,998	10,983
Marketing	753	738	1,598	1,567
Other property operating expenses	46,171	47,800	81,882	89,102
Land sales operations	28,552	18,419	35,756	33,159
Provision for doubtful accounts	(185)	(256)	774	824
Depreciation and amortization	28,998	21,048	46,653	41,671
Total expenses	117,094	100,864	195,600	193,228

Operating income	49,419	41,451	90,147	77,654
Interest income	283	116	666	140
Interest expense	(23,666)	(20,549)	(46,812)	(44,070)
Net income	$26,036	$21,018	$44,001	$33,724

Reconciliation of our Equity in Income of Unconsolidated Affiliates
Net income of Unconsolidated Real Estate Affiliates	$26,036	$21,018	$44,001	$33,724
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(13,362)	(10,631)	(22,745)	(17,238)
Amortization of capital or basis differences	(5,304)	(5,050)	(12,225)	(7,851)
Equity in income of Unconsolidated Affiliates	$7,370	$5,337	$9,031	$8,635

NOTE 7                  MORTGAGE NOTES AND OTHER DEBT PAYABLE

Debt is summarized as follows (in thousands):

	June 30, 2005	December 31, 2004

Mortgages and bonds	$4,679,465	$3,949,453
Medium-term notes	2,000	45,500
3.625% Notes due March 2009	400,000	400,000
8% Notes due April 2009	200,000	200,000
7.2% Notes due September 2012	400,000	400,000
5.375% Notes due November 2013	450,000	450,000
Other loans	155,895	149,378
	6,287,360	5,594,331
Purchase accounting adjustments	159,896	149,986
Total	$6,447,256	$5,744,317

During the first quarter of 2005, we refinanced approximately $536 million of mortgage debt with $941 million of new mortgage loans on the related properties.  In addition to other refinancings, we issued new variable-rate debt totaling $375 million during the second quarter of 2005.  The proceeds from these financing activities were used to repay $38.7 million and $35.0 million of corporate debt in the first and second quarters of 2005, respectively, while the remaining proceeds were advanced to GGP.

At June 30, 2005, we had interest rate swap agreements in place related to the newly issued $375 million of variable-rate debt (see above) that effectively fixed the LIBOR rate on this debt through June 2006.  Information related to the swap agreements as of June 30, 2005 is as follows (dollars in millions):

Total notional amount	$375.0
Average fixed effective rate (pay rate)	5.4%
Average variable interest rate of related debt (receive rate)	5.0%
Fair value of asset	$0.4

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

We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for such debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assume the debt is outstanding through maturity and consider the debt’s collateral.  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Because such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  The carrying amount and estimated fair value of our debt are summarized as follows (in thousands):

	June 30, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Fixed-rate debt	$5,860,615	$5,898,444	$4,981,396	$5,047,009
Variable-rate debt	586,641	588,085	762,921	762,921
Total	$6,447,256	$6,486,529	$5,744,317	$5,809,930

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

As a subsidiary of GGP (which operates as a REIT), we own and operate several TRS that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland; Summerlin, Nevada and Houston, Texas.  The TRS also operate and/or own several retail centers and office and other properties.  Except with respect to the TRS, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2005 and future years. Current Federal income taxes of the TRS are likely to increase significantly in future years as we exhaust the net loss carryforwards of certain TRS and complete certain land development projects.

The income tax provisions for continuing operations are summarized as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Current tax expense	$1,225	$362	$2,010	$8,183
Deferred tax expense	13,533	20,135	17,463	30,930
Total	$14,758	$20,497	$19,473	$39,113

Due to the uncertainty of the realization of certain tax carryforwards, we established valuation allowances.  The majority of the valuation allowances established relate to net operating loss carryforwards, which will more likely than not expire unused.  The valuation allowances established totaled $24.5 million and $24.9 million at June 30, 2005 and December 31, 2004, respectively.

One of our taxable subsidiaries is subject to an ongoing Federal Income Tax examination.  We do not believe that the outcome of this examination will have a material adverse effect on our consolidated results of operations, cash flows, or financial position.

NOTE 9                  OTHER PROVISIONS

Other provisions for the three and six months ended June 30, 2004 consisted of the following (in thousands):

	Three months ended June 30, 2004	Six months ended June 30, 2004
Pension plan settlement losses	$2,086	$2,868
Loss on early extinguishment of The Rouse Company-obligated mandatority redeemable preferred securities	—	2,178
Total	$2,086	$5,046

We terminated our defined pension plan in 2004.  The settlement losses incurred in 2004 related to lump-sum distributions made primarily to employees retiring as a result of organizational changes.

NOTE 10           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-05) which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  If ratified by the FASB, this consensus would be effective after the date of the ratification for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified.  For general partners in all other limited partnerships, this consensus would be effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We do not expect EITF 04-05 to have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that:

•                  A change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and

•                  Correction of errors in previously issued financial statements should be termed a “restatement.”

SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

On February 7, 2005, the SEC staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements.  Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, we have conducted a review of our accounting relative to such items.  We believe that our leasing practices and agreements with a majority of our tenants provide that leasehold improvements that we fund represent fixed assets that we own and control.  We also believe that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets.  A smaller percentage of our tenant leases do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease.  We have concluded that the recognition of straight-line rental revenue relating to these leases should commence when tenants take possession of the leased space.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29” (“SFAS 153”).  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.”  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 on June 15, 2005 did not have a material effect on our consolidated financial statements.

NOTE 11           COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties.  In management’s opinion, we are adequately reserved and therefore the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties.  The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord.  All of our ground leases are classified as operating leases. Accordingly, rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease.  Rental expense for the three months ended June 30, 2005 and 2004 was $3.5 million and $1.5 million, respectively. Rental expense for the six months ended June 30, 2005 and 2004 was $7.0 million and $2.9 million, respectively. These amounts include participation rent related to these leases and applicable amortization of above- and below-market lease valuation amounts due to purchase accounting adjustments.

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

On October 19, 2004, GGP delivered to the beneficiaries an executed assumption agreement whereby GGP agreed, for the benefit of the beneficiaries under the CSA, to perform the CSA as successor to TRC, in the same manner and to the same extent that TRC would be required to perform the CSA if no succession had taken place.  Under the assumption agreement, GGP assumed TRC’s obligation under the CSA to deliver shares of GGP common stock (either newly issued or treasury shares) twice a year to beneficiaries under the CSA.  The amount of shares is based upon a formula set forth under the CSA and upon GGP’s stock price. We account for the beneficiaries’ share of earnings from the assets as an operating expense.  We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination date as additional investments in the related assets (that is, contingent consideration).  A total of 519,164 shares of GGP common stock, with a value of $18.1 million, were issued in February 2005 pursuant to the CSA.

NOTE 12           SEGMENTS

Prior to the Merger, management of TRC had elected to present five operating segments, including retail centers, office and other properties, community development, commercial development, and corporate. Consistent with management practices of GGP, we have changed our reportable segments as follows:

•                  Retail and Other - includes the operation and management of regional shopping centers, office and industrial properties, downtown specialty marketplaces, the retail and non-retail rental components of mixed-use projects and community retail centers, and

•                  Community Development - includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas.

Our two business segments offer different products or services and are managed separately because each requires different operating strategies or management expertise.  We do not distinguish or group our consolidated operations on a geographic basis.  Further, all operations are within the United States and no customer or tenant comprises more than 2% of consolidated revenues. We have recategorized the 2004 segment results to reflect the two reportable segments described above.

The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”).  Management believes that NOI provides useful information about a property’s operating performance.

The accounting policies of the segments are the same as those described in Note 2, except that we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures using the proportionate share method rather than the equity method.  This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, the 2005 operations listed below reflect the application of purchase accounting as described in Notes 1, 2 and 3.

Operating results for the segments and reconciliations of real estate property net operating income to operating income and income from continuing operations in the consolidated financial statements for the three months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,
	2005			2004
	Retail and Other	Community Development	Total	Retail and Other	Community Development	Total

Property revenues:
Minimum rents	$180,308	$—	$180,308	$167,637	$—	$167,637
Tenant recoveries	78,465	—	78,465	73,390	—	73,390
Overage rents	3,451	—	3,451	2,881	—	2,881
Land sales	—	143,001	143,001	—	111,304	111,304
Other	30,755	—	30,755	30,825	—	30,825
Total property revenues	292,979	143,001	435,980	274,733	111,304	386,037
Property operating expenses:
Real estate taxes	24,205	—	24,205	24,093	—	24,093
Repairs and maintenance	20,285	—	20,285	19,910	—	19,910
Marketing	1,241	—	1,241	2,115	—	2,115
Other property and operating costs	72,505	—	72,505	70,610	—	70,610
Land sales operations	—	113,280	113,280	—	71,946	71,946
Provisions for doubtful accounts	2,659	—	2,659	1,860	—	1,860
Total property operating expenses	120,895	113,280	234,175	118,588	71,946	190,534
Real estate property net operating income	$172,084	$29,721	201,805	$156,145	$39,358	195,503

Real estate property net operating income of:
Unconsolidated Real Estate Affiliates			(32,262)			(25,114)
Discontinued operations			—			(409)
Management and other fees			3,839			3,721
Property management and other costs			(12,746)			(10,057)
Other provisions			—			(2,086)
Depreciation and amortization			(85,757)			(48,521)
Operating income			74,879			113,037
Interest income			1,623			2,015
Interest expense			(59,493)			(59,985)
Provision for income taxes			(14,758)			(20,497)
Income allocated to minority interests			(909)			(927)
Equity in income of unconsolidated affiliates			7,370			5,337
Net gains (losses) on dispositions of interests in operating properties			—			14,096
Income from continuing operations			$8,712			$53,076

Operating results for the segments and reconciliations of real estate property net operating income to operating income and income from continuing operations in the consolidated financial statements for the six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Six Months Ended June 30,
	2005			2004
	Retail and Other	Community Development	Total	Retail and Other	Community Development	Total

Property revenues:
Minimum rents	$354,843	$—	$354,843	$330,678	$—	$330,678
Tenant recoveries	155,410	—	155,410	144,179	—	144,179
Overage rents	6,872	—	6,872	5,463	—	5,463
Land sales	—	212,975	212,975	—	231,894	231,894
Other	54,310	—	54,310	57,559	—	57,559
Total property revenues	571,435	212,975	784,410	537,879	231,894	769,773
Property operating expenses:
Real estate taxes	48,111	—	48,111	44,209	—	44,209
Repairs and maintenance	42,120	—	42,120	42,372	—	42,372
Marketing	3,117	—	3,117	3,941	—	3,941
Other property and operating costs	139,334	—	139,334	140,270	—	140,270
Land sales operations	—	172,787	172,787	—	151,203	151,203
Provisions for doubtful accounts	4,759	—	4,759	5,026	—	5,026
Total property operating expenses	237,441	172,787	410,228	235,818	151,203	387,021
Real estate property net operating income	$333,994	$40,188	374,182	$302,061	$80,691	382,752

Real estate property net operating income of:
Unconsolidated Real Estate Affiliates			(56,725)			(47,907)
Discontinued operations			—			(2,563)
Management and other fees			7,598			7,277
Property management and other costs			(18,646)			(20,934)
Other provisions			—			(5,046)
Depreciation and amortization			(163,204)			(96,346)
Operating income			143,205			217,233
Interest income			3,082			4,089
Interest expense			(118,452)			(119,513)
Provision for income taxes			(19,473)			(39,113)
Income allocated to minority interests			(2,049)			(1,793)
Equity in income of unconsolidated affiliates			9,031			8,635
Net gains (losses) on dispositions of interests in operating properties			—			13,888
Income from continuing operations			$15,344			$83,426

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements are summarized as follows (in thousands):

	June 30,	December 31,
	2005	2004
Retail and Other	$14,397,789	$13,739,840
Community Development	2,026,910	1,935,391
	16,424,699	15,675,231
Our share of assets of Unconsolidated Real Estate Affiliates	(2,194,402)	(2,163,659)
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,185,507	1,177,311
Total Assets	$15,415,804	$14,688,883

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2005, all of our equity securities were held directly by a GGP controlled subsidiary and GGP is a reporting company under the Securities and Exchange Act of 1934, as amended, which has filed all the material required to be filed pursuant to Section 13, 14, or 15(d) thereof, as applicable. Therefore, certain disclosures and analysis otherwise required by Item 2 have been omitted as not applicable or answered by reference to filings made by GGP.

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and which Notes are incorporated into the applicable response by reference.  The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

Forward-looking Information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC and in other information that we release publicly or provide to investors.  In addition, senior management of GGP might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:

•                  Projections of our revenues, income, capital expenditures, leverage, capital structure or other financial items;

•                  Descriptions of plans or objectives of our management for future operations, including pending debt repayment or restructuring;

•                  Forecasts of our future economic performance; and

•                  Descriptions of assumptions underlying or relating to any of the foregoing.

In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:

•                  Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio;

•                  Future interest rates; and

•                  Benefits of the Merger.

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

Management’s Overview and Summary

We operate our business in two segments: the Retail and Other segment and the Community Development segment. Our primary business (our Retail and Other segment) is the ownership, management, leasing and development of retail and office rental properties.  We also develop and sell land for residential, commercial and other uses primarily in master-planned communities (our Community Development segment). Management believes the most significant operating factor affecting incremental revenues and cash flow is increased rents (either base rental revenue or overage rents) earned from tenants at our properties.  These rental revenue increases are primarily achieved by re-leasing existing space at higher current rents, increasing occupancy which results in more space generating rent and increasing tenant sales which results in increased overage rents.  In addition, management considers changes in interest rates to be the most significant external factor in determining trends in cash flow or income from continuing operations. Interest rates have risen in recent months and could continue to rise in future months, which could adversely impact our future cash flow and net income.

Our Community Development segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas.  We develop and sell finished and undeveloped land in such communities to builders and other developers for residential, commercial and other uses.

At June 30, 2005, the Company owned 30 operating retail centers, 96 operating office buildings and 5 mixed-use projects containing both retail and office components (the “Consolidated Retail Properties”) and interests in 13 retail properties and 5 office buildings through investments in Unconsolidated Real Estate Affiliates (the “Unconsolidated Retail Properties”).  For the purposes of this report, the Consolidated Retail Properties and the Unconsolidated Retail Properties are collectively referred to as our “Operating Property Portfolio.” In addition, our Community Development segment includes our interest in Woodlands, a master-planned community in the Houston, Texas metropolitan area. This project is classified in our Unconsolidated Real Estate Affiliates. Reference is made to Notes 2 and 6 for a further discussion of our investments in Unconsolidated Real Estate Affiliates.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of property, deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales.  Actual results could differ from those estimates.

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

•                  Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project.  The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The increase in the basis of the land due to purchase price accounting adjustments has resulted in a significant increase in the cost ratios of our projects. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

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

•                  We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts.  The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility.  For straight-line rents, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts.  For deferred taxes, an assessment of the recoverability of the current tax asset considers the current expiration periods of the prior net operating loss carryforwards and the estimated future taxable income of our taxable REIT subsidiaries (“TRS”).  The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees and our taxable REIT subsidiaries.

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

Purchase Accounting for the Merger

The following table summarizes the most-recently estimated fair values of our assets at the date of the Merger with GGP.  These fair values were based, in part, on preliminary third-party market valuations.  These fair values were based on currently available information and assumptions and estimates that we believe are reasonable at this time.  We will continue to review and expect to adjust these fair values as additional information becomes available for a period of one year following the acquisition.

(In Thousands)	As of June 30, 2005
Land	$1,314,711
Buildings and equipment	8,170,712
Developments in progress	361,728
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,269,121
Investment land and land held for development and sale	1,678,828
Cash and cash equivalents	29,077
Accounts and notes receivable	86,235
Prepaid expenses and other assets:
Below-market ground leases	381,433
Above-market tenant leases	141,048
Deferred tax assets	2,568
Goodwill	413,995
Other	392,532
1,331,576
$14,241,988

Results of Operations

General

Our Retail and Other revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Our Community Development revenues are primarily received from land sales for residential and commercial purposes.

The accounting policies of the segments are the same as those described in Note 2, except that we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures using the proportionate share method rather than the equity method.  This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, the 2005 operations listed below reflect the application of purchase accounting as described in Notes 1, 2 and 3.

Our consolidated results of operations were impacted by the application of purchase accounting as a result of the Merger.  For additional information regarding this purchase accounting, see the table above and Note 3.  For a reconciliation of Real Estate Property Net Operating Income for our two operating segments to GAAP-basis operating income and income from continuing operations, see Note 12.

Real Estate Property Net Operating Income—Retail and Other

The changes in revenues for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 are summarized as follows (in millions):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenues:
Increase due to acquisitions of interests in operating properties	$2.2	$16.1
Decrease due to 2004 dispositions of interests in operating properties	(3.0)	(10.4)
Increase relating to above- and below-market tenant leases and straight line rent adjustments at comparable properties (1)	3.1	5.9
Increase due to recoverable income relating to operating expenses at comparable properties (2)	4.6	6.0
Increase due to lease termination income at comparable properties	3.2	2.6
Increase due to opening of Fashion Show expansion	3.6	6.1
Other (3)	4.5	7.2
Net increase	$18.2	$33.5

(1) Primarily attributable to effect of purchase price accounting adjustments.

(2) Increases were attributable to converting the provision relating to recoverable operating expenses from proportionate share recovery percentages to fixed occupancy charges.  Additionally, with respect to those tenants still paying their proportionate share of operating expenses, the increases in revenues were attributable to an increase in recoverable operating expenses at comparable properties.

(3) Increase is primarily attributable to higher rents on re-leased space and an increase in revenues from specialty retail activities such as our push cart and advertising programs.  Average occupancy at our comparable properties for the six months ended June 30, 2005 and June 30, 2004 was 89.8% and 89.6% , respectively.

The changes in expenses for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 are summarized as follows (in millions):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Expenses:
Increase due to acquisitions of interests in operating properties	$0.8	$6.3
Decrease due to 2004 dispositions of interests in operating properties	(1.2)	(6.0)
Increase relating to above- and below-market ground leases at comparable properties (1)	2.0	4.0
Increase due to operating expenses recoverable from tenants at comparable properties	2.4	4.2
Increase due to opening of Fashion Show expansion	0.2	1.4
Other (2)	(1.9)	(8.3)
Net increase	$2.3	$1.6

(1) Attributable to effect of purchase price accounting adjustments.

(2) The decreases in expenses were primarily attributable to synergies recognized through the Merger.

In summary, the changes in NOI for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 are summarized as follows (in millions):

	Three months ended June 30, 2005	Six months ended June 30, 2005
NOI:
Increase due to acquisitions of interests in operating properties	$1.4	$9.8
Decrease due to 2004 dispositions of interests in operating properties	(1.8)	(4.4)
Increase relating to above- and below-market tenant and ground leases and straight line rent adjustments at comparable properties	1.1	1.9
Increase due to net recoverable income relating to operating expenses at comparable properties	2.2	1.8
Increase due to lease termination income at comparable properties	3.2	2.6
Increase due to opening of Fashion Show expansion	3.4	4.7
Other	6.4	15.5
Net increase	$15.9	$31.9

Real Estate Property Net Operating Income—Community Development

Community development operations relate to the communities of Summerlin, Nevada; Columbia, Emerson and Stone Lake in Howard County, Maryland; Fairwood in Prince George’s County, Maryland; and The Woodlands in Houston, Texas.  We have also acquired developable land in the Houston, Texas metropolitan area (which we call “Bridgelands”) and began significant development activities at the Bridgelands in 2004 and lot sales are expected to commence in late 2005 or early 2006.  We refer to the Maryland properties as our Columbia-based operations.

Revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, regional economic conditions in the Baltimore-Washington, Las Vegas and Houston metropolitan areas, levels of homebuilder inventory, availability of saleable land for particular uses and our decisions to sell, develop or retain land.  We believe that land sales in 2005 and 2004 benefited from strong housing demand, historically low interest rates, availability of mortgage financing and growing consumer confidence.  Should interest rates continue their recent increasing trend or consumer confidence decline, land sales may be adversely affected.  Revenues for community development include land sales to developers and participations with builders in their sales of finished homes to homebuyers.

Operating results of community development are summarized as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Nevada-based Operations:
Revenues:
Summerlin	$86.9	$79.4	$128.7	$124.0
Other	—	0.7	—	36.1
Operating costs and expenses:
Summerlin	69.9	49.2	105.8	76.5
Other	—	0.4	—	29.9
NOI	$17.0	$30.5	$22.9	$53.7

Columbia-based Operations:
Revenues	$27.4	$16.1	$47.1	$45.0
Operating costs and expenses	24.3	8.1	42.1	19.0
NOI	$3.1	$8.0	$5.0	$26.0
Houston-based Operations:
Revenues	$28.7	$15.1	$37.2	$26.8
Operating costs and expenses	19.1	14.2	24.9	25.8
NOI	$9.6	$0.9	$12.3	$1.0
Total:
Revenues	$143.0	$111.3	$213.0	$231.9
Operating costs and expenses	113.3	71.9	172.8	151.2
NOI	$29.7	$39.4	$40.2	$80.7

Purchase price accounting adjustments had a significant effect on NOI of our Community Development segment.  As we allocate the cost of the Merger to our assets based on their fair values, we have increased the basis in our community development land assets.  This results in a significant increase in our cost of land sales in 2005 when compared to comparable periods in 2004.  In addition, purchase price accounting adjustments have resulted in a decrease in builder price participation revenues in 2005 when compared to comparable periods in 2004 as receipts of builder price participation payments in 2005 related to lots sold prior to the Merger were, due to purchase accounting, recorded as reductions in the cost basis of our land assets.

Revenues from Summerlin operations increased $7.5 million and NOI decreased $13.2 million for the three months ended June 30, 2005 compared to the same period in 2004.  Revenues from Summerlin operations increased $4.7 million and NOI decreased $24.6 million for the six months ended June 30, 2005 compared to the same period in 2004.  The increases in revenues were primarily attributable to increased residential sales partially offset by lower builder price participation revenues as a result of purchase price accounting adjustments.  The decreases in NOI were primarily attributable to higher cost of land sales due to purchase price accounting adjustments.

Revenues from other Nevada-based operations decreased $0.7 million and NOI decreased $0.3 million for the three months ended June 30, 2005 compared to the same period in 2004.  Revenues from other Nevada-based operations decreased $36.1 million and NOI decreased $6.2 million for the six months ended June 30, 2005 compared to the same period in 2004.  These changes were attributable primarily to the 2004 sales of substantially all remaining investment land at Hughes Center in Las Vegas and in California.

Revenues from Columbia-based operations increased $11.3 million and NOI decreased $4.9 million for the three months ended June 30, 2005 compared to the same period in 2004.  Revenues from Columbia-based operations increased $2.1 million and NOI decreased $21.0 million for the six months ended June 30, 2005 compared to the same period in 2004.  The increases in revenues were primarily attributable to higher land prices in our Howard County communities and commercial land sales.  These increases were partially offset by a decrease in builder price participation revenues as a result of purchase accounting adjustments.  The decreases in NOI were primarily attributable to higher cost of land sales due to purchase price accounting adjustments.

Revenues from our Houston-based operations were attributable to The Woodlands as land sales have not commenced at The Bridgelands.  Revenues from Houston-based operations increased $13.6 million and NOI increased $8.7 million for the three months ended June 30, 2005 compared to the same period in 2004.  Revenues from Houston-based operations increased $10.4 million and NOI increased $11.3 million for the six months ended June 30, 2005 compared to the same period in 2004.  The increases in revenues were primarily attributable to increased residential and commercial land sales.  The increases in NOI were attributable to the effect of higher revenues, the sale of certain lots in 2004 with high cost basis, and lower general and administrative costs.  Purchase price accounting adjustments did not significantly effect the Houston-based operations.  The cost allocated to The Woodlands through the purchase price allocation approximated our pre-Merger carrying value since there was not a significant increase in value from our December 2003 acquisition of a 52.5% interest in the project to the date of the merger with GGP.

We expect the results of community development to remain strong in 2005, assuming continued favorable market conditions in the Las Vegas, Houston, Howard County and Prince George’s County regions.  Land sale activity at our newest project, The Bridgelands in Houston, Texas, is expected to commence in late 2005 or early 2006.

Other Operating Information

Management and other fees:  The amount represents fees that we receive for managing primarily unconsolidated properties in our Operating Property Portfolio.  We do not manage properties in which we do not have an ownership interest.

Property management and other costs:  The amount represents certain general and administrative costs that are not allocated to our business segments.  These expenses increased $2.7 million and decreased $2.3 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The decrease in the six month period is primarily attributable to synergies recognized through the Merger.

Other provisions:  Other provisions decreased $2.1 million and $5.0 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The decreases are primarily related to the redemption of The Rouse Company-obligated mandatorily redeemable preferred securities in the first quarter of 2004 and pension plan settlement losses in the first and second quarter of 2004.  Our pension plan was terminated in 2004.

Depreciation and amortization:  Depreciation and amortization expense increased $37.2 million and $66.9 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.  The increases are primarily attributable to the increase in the property basis as a result of purchase accounting adjustments and to the property acquisitions in 2004.

Interest Expense: Interest expense decreased $0.5 million and $1.1 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.  Through new mortgage financings and refinancing existing mortgages, we have increased our outstanding debt balance from $4.6 billion as of June 30, 2004 to $6.4 billion as of June 30, 2005.  Increases in interest expense as a result of such financing activity were offset by the effect of purchase accounting adjustments to the carrying value of debt and increased capitalized interest.

Income taxes:  Income tax expenses decreased $5.7 million and $19.6 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.  The decreases were primarily attributable to lower earnings in the TRS primarily due to a decrease in net operating income from our Community Development segment (see Community Development section above) and the increase in depreciation and amortization expense (discussed above) relating to assets within our TRS.

Equity in income of unconsolidated affiliates:  Equity in income of unconsolidated real estate affiliates is summarized as follows for the three and six months ended June 30 (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Real estate property net operating income	$32,262	$25,114	$56,725	$47,907
Interest expense	(10,025)	(9,800)	(20,511)	(19,598)
Depreciation and amortization expense	(14,995)	(10,029)	(27,499)	(19,731)
Other, net	128	52	316	57
Equity in income of unconsolidated affiliates	$7,370	$5,337	$9,031	$8,635

The increase in equity in income of unconsolidated real estate affiliates for the three and six months ended June 30, 2005 compared to the same periods in 2005 is primarily attributable to increased NOI at the Woodlands due to increased land sales (see Community Development section above) partially offset by an increase in depreciation expense as a result of an increase in the depreciable basis of our investments in the ventures due to purchase accounting adjustments.

Liquidity and Capital Resources of the Company

We had cash and cash equivalents totaling $36.3 million at June 30, 2005 and $30.2 million at December 31, 2004.  Our primary cash requirements are for operating expenses, debt service, development of new properties, expansions and improvements to existing properties and acquisitions.  We believe that our liquidity and capital resources are sufficient to meet our current and future requirements. In addition, we may obtain advances from GGP to meet operating, investing and financing requirements.

Recently Issued Accounting Pronouncements and Developments

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-05) which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  If ratified by the FASB, this consensus would be effective after the date of the ratification for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified.  For general partners in all other limited partnerships, this consensus would be effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We do not expect EITF 04-05 to have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that:

•                  A change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and

•                  Correction of errors in previously issued financial statements should be termed a “restatement.”

SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

On February 7, 2005, the SEC staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements.  Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, we have conducted a review of our accounting relative to such items.  We believe that our leasing practices and agreements with a majority of our tenants provide that leasehold improvements that we fund represent fixed assets that we own and control.  We also believe that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets.  A smaller percentage of our tenant leases do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease.  We have concluded that the recognition of straight-line rental revenue relating to these leases should commence when tenants begin construction of their improvements.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29” (“SFAS 153”).  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.”  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 on June 15, 2005 did not have a material effect on our consolidated financial statements.

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

None

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

The Rouse Company LP
By: Rouse LLC, its general partner
(Registrant)

Date:	August 12, 2005	by:	/s/: Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

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