Form 10-Q
period 2005-09-30
ROUSE COMPANY
filed 2005-11-14
CIK 85388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

(410) 992-6000
(Registrant’s telephone number,
including area code)

N / A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

THE ROUSE COMPANY LP

PART I.                            FINANCIAL INFORMATION

Item 1.                     Financial Statements

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(Unaudited, in thousands)

	September 30,	December 31,
	2005	2004
		(as adjusted, see Notes 1 and 2)
Assets:
Investment in real estate:
Land	$1,324,302	$1,311,721
Buildings and equipment	8,545,089	8,211,285
Less accumulated depreciation	(288,015)	(36,083)
Developments in progress	206,542	388,953
Net property and equipment	9,787,918	9,875,876
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,175,713	1,177,311
Investment land and land held for development and sale	1,651,123	1,638,013
Net investment in real estate	12,614,754	12,691,200
Advances to General Growth Properties, Inc.	1,556,176	650,876
Cash and cash equivalents	19,655	30,196
Accounts and notes receivable, net	82,938	49,648
Insurance recovery receivable	30,000	—
Deferred tax assets	2,366	2,476
Deferred expenses, net	51,743	1,220
Goodwill	259,055	356,796
Prepaid expenses and other assets	797,606	906,471
Total assets	$15,414,293	$14,688,883

Liabilities and Partners’ Capital:
Mortgage notes and other debt payable	$6,536,345	$5,744,317
Deferred tax liabilities	1,209,571	1,266,862
Accounts payable, accrued expenses and other liabilities	535,090	527,714
	8,281,006	$7,538,893

Commitments and contingencies	—	—

Partners’ capital:
Partners’ capital	7,132,285	7,149,901
Accumulated other comprehensive income	1,002	89
Total partners’ capital	7,133,287	7,149,990
Total liabilities and partners’ capital	$15,414,293	$14,688,883

The accompanying notes are an integral part of these consolidated financial statements.

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited, in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Minimum rents	$165,086	$146,764	$473,410	$427,181
Tenant recoveries	68,472	66,255	194,844	188,377
Overage rents	3,918	3,167	10,064	7,921
Land sales	79,112	53,704	254,863	258,894
Management and other fees	2,222	3,084	9,820	10,361
Other	6,204	9,898	35,402	30,986
Total revenues	325,014	282,872	978,403	923,720
Expenses:
Real estate taxes	20,117	19,432	59,812	56,510
Repairs and maintenance	19,815	17,262	63,383	53,858
Marketing	2,506	1,899	2,976	5,292
Other property operating costs	45,528	54,812	142,065	148,948
Land sales operations	60,353	30,009	208,548	155,443
Provision for doubtful accounts	1,449	2,408	5,754	7,058
Property management and other costs	10,005	18,492	24,124	39,425
Other provisions	—	45,269	—	50,315
Depreciation and amortization	89,857	47,176	252,733	143,521
Total expenses	249,630	236,759	759,395	660,370
Operating income	75,384	46,113	219,008	263,350

Interest income	1,928	1,963	5,057	6,052
Interest expense	(67,080)	(60,403)	(185,715)	(179,920)
Provision for income taxes	(14,452)	(18,206)	(33,745)	(57,319)
Income allocated to minority interests	(458)	(925)	(2,947)	(2,718)
Equity in income (loss) of unconsolidated affiliates	(2,184)	6,500	6,824	15,135
Net gains on dispositions of interests in operating properties	—	166	—	14,054
Income (loss) from continuing operations	(6,862)	(24,792)	8,482	58,634
Income from discontinued operations, net of income taxes:
Income from operations	—	136	—	349
Gain on dispositions	—	466	—	45,180
	—	602	—	45,529
Net income (loss)	(6,862)	(24,190)	8,482	104,163
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	(81)	144	9	570
Minimum pension liability adjustments	—	418	—	(1,219)
Net unrealized gains derivatives designated as cash flow hedges	530	678	904	2,781
Comprehensive income (loss)	$(6,413)	$(22,950)	$9,395	$106,295

The accompanying notes are an integral part of these consolidated financial statements.

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited, in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$8,482	$104,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts, including discontinued operations	5,754	7,058
Equity in income of unconsolidated affiliates	(6,824)	(15,135)
Operating distributions received from unconsolidated affiliates	6,824	15,135
Depreciation, including discontinued operations	252,427	128,953
Amortization, including discontinued operations	306	15,548
Impairment losses on operating properties, net of insurance recovery receivable	—	432
Net gains on dispositions of interests in operating properties, including discontinued operations	—	(59,235)
Losses (gains) on extinguishment of debt	(267)	3,312
Participation expense pursuant to Contingent Stock Agreement	75,555	47,776
Land development and acquisition expenditures	(96,056)	(130,424)
Cost of land sales	114,162	91,271
Debt assumed by purchasers of land	(5,293)	(5,618)
Deferred income taxes, including discontinued operations	26,865	44,758
Proceeds from sale of marketable securities	9,088	—
Net changes:
Accounts and notes receivable	(30,875)	(28,839)
Prepaid expenses and other assets	13,178	(19,187)
Accounts payable, accrued expenses and other liabilities	(5,416)	26,661
Other	(2,538)	(3,942)
Net cash provided by operating activities	365,372	222,687
Cash flows from investing activities:
Acquisition/development of real estate and improvements and additions to properties	(142,639)	(426,789)
Proceeds from dispositions of interest in properties	—	87,823
Increase in investments in unconsolidated affiliates	(9,672)	(3,781)
Distributions received from unconsolidated affiliates in excess of income	36,228	49,996
Increase in restricted cash	(2,480)	(3,719)
Collection of long-term notes receivable	14,657	—
Insurance recovery receivable	5,000	—
Other, net	(3,461)	(832)
Net cash used by investing activities	(102,367)	(297,302)

	2005	2004
Cash flows from financing activities:
Proceeds from issuance of mortgage notes and other debt payable	1,857,037	515,682
Principal payments on mortgage notes and other debt payable	(1,090,685)	(513,428)
Advances to General Growth Properties, Inc., net	(964,355)	—
Capital distribution to General Growth Properties, Inc., net	(32,886)	—
Repayments of TRC-obligated mandatorily redeemable preferred securities	—	(79,751)
Purchases of common stock	—	(31,117)
Proceeds from issuance of common stock	—	221,917
Proceeds from exercise of stock options	—	30,923
Dividends paid	—	(145,195)
Deferred financing and other related costs	(16,458)	(8,059)
Distributions to minority interest partners of excess financing proceeds	(27,148)	—
Other, net	949	(480)
Net cash provided (used) by financing activities	(273,546)	(9,508)

Net change in cash and cash equivalents	(10,541)	(84,123)
Cash and cash equivalents at beginning of period	30,196	117,230
Cash and cash equivalents at end of period	$19,655	$33,107

Supplemental disclosure of cash flow information:
Interest paid	$193,641	$164,664
Interest capitalized	36,140	29,113
Income taxes paid	13,218	22,374

Non-cash investing and financing activities:
Debt assumed by purchasers of land	$5,293	$5,618
Purchase price adjustments related to Merger:
Land	—	—
Buildings and equipment	83,737	—
Developments in progress	(21,677)	—
Investment in Unconsolidated Real Estate Affiliates	34,911	—
Mortgage notes and other debt payable	41,375	—
Partners’ capital adjustment	6,788	—
Relief of liability related to Contingent Stock Agreement :
Advances from GGP	59,055	—
Common stock issued	—	51,817
Capital lease obligations incurred	—	3,704
Lapses of restrictions on common stock awards and grants of common stock	—	4,287
Debt assumed by purchasers of operating properties	—	130,787
Debt and other liabilities assumed or issued in acquisition of assets	—	340,524

The accompanying notes are an integral part of these consolidated financial statements.

THE ROUSE COMPANY LP AND SUBSIDIARIES

A Subsidiary of General Growth Properties, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1                  ORGANIZATION

General

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

The Rouse Company LP (“we,” “TRCLP,” “us,” or the “Company”) is the successor company (by Merger as described below) to The Rouse Company (“TRC”). TRCLP’s primary business is the development and management of retail centers, office buildings, mixed-use projects and other commercial properties across the United States. We are also the developer of large-scale, master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas.

On August 19, 2004, TRC executed a definitive merger agreement, which was approved by TRC’s Board of Directors, with General Growth Properties, Inc. (“GGP”). On November 9, 2004, TRC’s shareholders approved the merger (the “Merger”). On November 12, 2004, the Merger was completed and TRC was merged with and into us. A subsidiary of GGP was then merged with and into us and through a series of transactions, we were converted to a limited partnership and a subsidiary of GGP. Our general partner (Rouse LLC) owns a 1% interest in us and is a wholly-owned subsidiary of GGP. Our remaining interests are owned by our limited partner, GGP Limited Partnership, which is owned approximately 82% by GGP.

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

However, in 2005, we are reflecting these adjustments in our consolidated financial statements and the consolidated balance sheet for December 31, 2004 has been adjusted. In this report and all subsequent reports for 2005, the adjustments will be reflected in our consolidated statements in 2004 from the date of the Merger. As a result, a single underlying set of information can be used for both ours and GGP’s consolidated financial statements (see Note 2).

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods have been included.  The results for the interim periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Pre-development costs, which generally include legal and professional fees and other directly-related third-party costs, are capitalized as part of the property being developed.  In the event a development is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses.

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

Acquisitions of Operating Properties—Purchase Accounting due to the Merger

The Merger has been accounted for using the purchase method and, accordingly, our properties’ results of operations subsequent to the Merger reflect a new basis of accounting from the date of acquisition. Therefore, our operating results for the three and nine months ended September 30, 2005 reflect this new basis of our assets and liabilities. However, the 2004 results for the comparable periods continue to reflect the prior TRC historical carrying amounts. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price to our properties between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above- and below-market leases and tenant relationships. The initial valuations used are subject to change until such information is finalized, which is expected to be no later than 12 months from the Merger date (see Note 2).  The following paragraphs provide greater detail regarding some of the valuation techniques used to allocate the purchase price to certain types of assets and liabilities.

The fair values of tangible assets have been determined on an “if-vacant” basis.  The “if-vacant” fair value was allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information that existed on the Merger date.

The estimated fair value of acquired in-place at-market tenant leases is the cost that would have been incurred to lease the property to the occupancy level of the property at the date of the Merger. Such estimate included the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluated the time period over which such occupancy level would be achieved and included an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year.  Acquired in-place at-market tenant leases are amortized over the average lease term (approximately five years).

Above-market and below-market in-place tenant lease values were recorded based on the present value (using an interest rate which reflected the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The above- and below-market lease values are amortized as adjustments to minimum rent revenue over the remaining non-cancelable terms of the respective leases (approximately five years).

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

As discussed above, a portion of the aggregate purchase price relating to the Merger was allocated to intangible assets and liabilities.  This allocation, the accumulated amortization since the Merger date and the net carrying value of each intangible asset and liability component is as follows (in thousands):

	Gross Asset	Accumulated	Net Carrying
	(Liability)	Amortization	Amount
September 30, 2005
In-place leases	$581,932	$(120,806)	$461,126
Below-market ground leases, net	349,116	(6,343)	342,773
Below-market tenant leases	(146,096)	27,614	(118,482)
Above-market tenant leases	108,899	(22,971)	85,928
Real estate tax stabilization agreement	94,168	(3,686)	90,482

December 31, 2004
In-place leases	$488,950	$(13,034)	$475,916
Below-market ground leases, net	381,433	(1,059)	380,374
Below-market tenant leases	(156,943)	3,116	(153,827)
Above-market tenant leases	141,701	(2,883)	138,818
Real estate tax stabilization agreement	94,168	(654)	93,514

Amortization of these intangible assets and liabilities and similar assets and liabilities from our Unconsolidated Real Estate Affiliates decreased net income by approximately $52 million for the three months ended September 30, 2005, $2.7 million for the three months ended September 30, 2004, $128 million for the nine months ended September 30, 2005 and $7.2 million for the nine months ended September 30, 2004.

Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease net income by approximately $42 million in the fourth quarter of 2005, $162 million in 2006, $148 million in 2007, $107 million in 2008, $58 million in 2009, and $467 million for years thereafter.

Investments in Unconsolidated Real Estate Affiliates

As of September 30, 2005 and December 31, 2004, we held ownership interests in various unconsolidated joint ventures, collectively, the “Unconsolidated Real Estate Affiliates” which own or develop shopping centers, residential and commercial land, and other retail and investment property.  We account for investments in Unconsolidated Real Estate Affilates where we own a non-controlling joint interest using the equity method.  Under the equity method, the carrying value of our investment is adjusted for our share of the equity in earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and reduced by distributions received.  Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.  Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages.  Differences between the carrying value of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of such Unconsolidated Real Estate Affiliates are generally amortized over lives ranging from five to forty-five years.

For those Unconsolidated Real Estate Affiliates where we own less than a 5% interest and have virtually no influence on the joint venture’s operating and financial policies, we account for our investments using the cost method.

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

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs and commissions.  Deferred financing fees are amortized to interest expense using the effective interest method (or other methods which approximate the effective interest method) over the terms of the respective agreements.  Deferred leasing costs and commissions are amortized using the straight-line method over the average life of the tenant leases.  Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $3.0 million as of September 30, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Minimum rent averaging income	$13,901	$736	$24,070	$2,789
Lease termination fees	603	1,455	6,735	4,152
(Above-) and below-market tenant lease accretion, net	3,379	618	4,410	1,348

As of September 30, 2005, straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $21.6 million are included in accounts and notes receivable, net in the accompanying consolidated balance sheet.

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible.  Such allowances are reviewed periodically based upon our recovery experience.  We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology.  This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until many years into the future.  Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts straight-lined into revenue are never collected from (or billed to) the tenant due to early lease terminations.  For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized.  Accounts and notes receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $34.8 million and $30.5 million at September 30, 2005 and December 31, 2004, respectively.

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

Fair Value of Financial Instruments

FASB Statement No. 107, “Disclosure about the Fair Value of Financial Instruments” (“SFAS 107”) requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value.  SFAS 107 does not apply to all balance sheet items. Fair values of financial instruments approximate their carrying value in our financial statements except for debt and certain minority interest liability balances.  The fair value information for our debt is provided in Note 4.  We have determined that several of our consolidated partnerships are limited-life entities and therefore the minority interest is reflected as a liability.  The total fair values of minority interests in these partnerships at September 30, 2005 and December 31, 2004 were approximately $60 million and $62 million, respectively.  The aggregate carrying values of the minority interests in these partnerships were approximately $25.3 million and $29.8 million at September 30, 2005 and December 31, 2004, respectively.

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

Reclassifications

Certain amounts in the 2004 consolidated financial statements, including discontinued operations (Note 7), have been reclassified to conform to the current year presentation.

NOTE 2                  ACQUISITIONS AND INTANGIBLES

Purchase Price Adjustments

As described in Note 1, the Merger occurred on November 12, 2004 and the carrying values of all our assets and liabilities were adjusted as of such date to reflect the GGP purchase price of approximately $14.2 billion (including assumed debt and other liabilities of $7.0 billion).

The following table summarizes the estimated fair values of our assets at the date of the Merger with GGP.  These fair values were based, in part, on preliminary third-party market valuations. These fair values were based on currently available information and assumptions and estimates that we believed were reasonable at that time.  We will continue to review and expect to adjust these fair values as additional information becomes available for a period of one year following the acquisition.

(In Thousands)	Estimated Merger Fair Value as initially allocated	Adjustments (1)	Estimated Merger Fair Value currently
Land	$1,314,711	$—	$1,314,711
Buildings and equipment	8,206,370	83,737	8,290,107
Developments in progress	383,996	(21,677)	362,319
Investment in and loans to Unconsolidated Real Estate Affiliates	1,236,299	34,911	1,271,210
Investment land and land held for development and sale	1,645,700	33,128	1,678,828
Cash and cash equivalents	29,077	—	29,077
Accounts and notes receivable	84,424	1,093	85,517
Goodwill	356,796	(97,741)	259,055
Prepaid expenses and other assets:
Below-market ground leases	382,328	(33,212)	349,116
Above-market tenant leases	141,048	(32,802)	108,246
Other	404,047	2,790	406,837
	927,423	(63,224)	864,199
	$14,184,796	$(29,773)	$14,155,023

(1)          Adjustments are the result of revisions in estimated fair values, including a reduction in liabilities assumed of $34 million, and due to the settlement of additional transaction costs.

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

Other Acquisition and Development Activities

Other acquisition and development activities in 2004 and 2005 included the following:

•                  In March 2004, we acquired Providence Place, a regional retail center in Providence, Rhode Island for $581.6 million, including assumed debt of $306.9 million.

•                  In November 2004, we purchased Oxmoor Center, a regional retail center in Louisville, Kentucky for $130.0 million, including $66.5 million of assumed debt.

•                  We are an investor in a consolidated joint venture that is developing The Shops at La Cantera, a regional retail center in San Antonio, Texas.  The project held its grand opening of its first phase on September 15, 2005.

NOTE 3                  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

The following is condensed combined statements of operations information for our Unconsolidated Real Estate Affiliates for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Condensed Combined Statements of Operations - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$54,348	$51,887	$159,815	$154,621
Tenant recoveries	24,141	24,102	73,585	69,785
Overage rents	1,657	1,449	3,302	2,899
Land sales	39,861	32,483	110,761	83,405
Other	18,179	34,446	76,470	104,539
Total revenues	138,186	144,367	423,933	415,249

Expenses:
Property operating expenses	46,644	59,329	159,835	177,725
Land sales operations	29,409	18,814	65,165	51,974
Depreciation and amortization	20,863	21,088	67,516	62,760
Total expenses	96,916	99,231	292,516	292,459

Operating income	41,270	45,136	131,417	122,790
Interest income	331	122	997	261
Interest expense	(24,317)	(22,690)	(71,129)	(66,760)
Net income	$17,284	$22,568	$61,285	$56,291

Equity in Income (Loss) of Unconsolidated Real Estate Affiliates
Net income of Unconsolidated Real Estate Affiliates	$17,284	$22,568	$61,285	$56,291
Joint venture partners’ share of income of Unconsolidated
Real Estate Affiliates	(8,054)	(11,516)	(30,799)	(28,754)
Amortization of capital or basis differences	(11,414)	(4,552)	(23,662)	(12,402)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	$(2,184)	$6,500	$6,824	$15,135

NOTE 4                  MORTGAGE NOTES AND OTHER DEBT PAYABLE

Debt is summarized as follows (in thousands):

	September 30, 2005	December 31, 2004, as adjusted

Mortgages and bonds	$4,782,573	$3,949,453
Medium-term notes	2,000	45,500
3.625% Notes due March 2009	400,000	400,000
8% Notes due April 2009	200,000	200,000
7.2% Notes due September 2012	400,000	400,000
5.375% Notes due November 2013	450,000	450,000
Other loans	153,260	149,378
	6,387,833	5,594,331
Purchase accounting adjustments	148,512	149,986
Total	$6,536,345	$5,744,317

During the first quarter of 2005, we refinanced approximately $536 million of mortgage debt with $941 million of new mortgage loans on the related properties.  In the second quarter of 2005, we issued new variable-rate mortgage debt totaling $375 million.  During the third quarter of 2005, we refinanced approximately $312 million of mortgage debt with $442 million of new mortgage loans on the related properties.  The proceeds from these financing activities were used to repay $38.7 million and $35.0 million of TRCLP debt in the first and second quarters of 2005, respectively, while the remaining proceeds were advanced or distributed to GGP.

In the second quarter of 2005, we entered into interest rate swap agreements related to the newly issued $375 million of variable-rate debt (see above).  During the third quarter, $80 million of this variable rate debt was repaid when we refinanced the debt and the interest rate swap agreement related to this loan expired at that time.  We have interest rate swap agreements in place on the remaining variable rate debt that effectively fixed the LIBOR rate on this debt through June 2006.  Information related to the swap agreements as of September 30, 2005 is as follows (dollars in millions):

Total notional amount	$295.0
Average fixed effective rate (pay rate)	5.4%
Average variable interest rate of related debt (receive rate)	5.5%
Fair value of swap asset	$0.9

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

	September 30, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Fixed-rate debt	$6,200,663	$6,437,311	$4,981,396	$5,047,009
Variable-rate debt	335,682	323,971	762,921	762,921
Total	$6,536,345	$6,761,282	$5,744,317	$5,809,930

NOTE 5                  OTHER PROVISIONS

Other provisions for the three and nine months ended September 30, 2004 consisted of the following (in thousands):

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Pension plan settlement losses	$680	$3,548
Interest and penalties for tax related matters	44,589	44,589
Loss on early extinguishment of The Rouse Company-obligated mandatority redeemable preferred securities	—	2,178
Total	$45,269	$50,315

We terminated our defined pension plan in 2004.  The settlement losses incurred in 2004 related to lump-sum distributions made primarily to employees retiring as a result of organizational changes.

One of the conditions for closing the Merger was that we deliver to GGP an opinion of tax counsel acceptable to GGP with respect to our qualification as a REIT.  In preparing for the Merger, we discovered that we may have had non-REIT earnings and profits that we did not distribute to our shareholders.  These earnings and profits included non-REIT earnings and profits we would have succeeded to in 2001 if a tax election we made in 2001 with respect to one of our subsidiaries was determined to be invalid. Such earnings and profits also included earnings and profits which might be attributed to certain intercompany transactions. Based on advice from our outside legal counsel who assisted us with REIT tax matters and our internal analysis, we believed that paying additional distributions to our shareholders (which we refer to as extraordinary dividends) and making payments of additional tax, interest and penalties were the most expedient courses of action to take.  On November 9, 2004, we entered into an agreement with the Internal Revenue Service (“IRS”) to settle these matters and treat the payment of extraordinary dividends as satisfying our distribution requirements.  The amount of the extraordinary dividend paid was $238 million.  Additionally, we paid approximately $23.2 million of interest and a penalty of approximately $22.4 million to the IRS under the terms of the closing agreement with the IRS. As a result of these payments, we were able to deliver to GGP an acceptable opinion of tax counsel with respect to our REIT status.

NOTE 6                  COMMITMENTS AND CONTINGENCIES

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

We lease land or buildings at certain properties from third parties.  The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord.  All of our ground leases are classified as operating leases. Accordingly, rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease.  Rental expense for the three months ended September 30, 2005 and 2004 was $3.2 million and $3.0 million, respectively. Rental expense for the nine months ended September 30, 2005 and 2004 was $10.2 million and $5.9 million, respectively. These amounts include participation rent related to these leases and applicable amortization of above- and below-market lease valuation amounts due to purchase accounting adjustments.

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

On October 19, 2004, GGP delivered to the beneficiaries an executed assumption agreement whereby GGP agreed, for the benefit of the beneficiaries under the CSA, to perform the CSA as successor to TRC, in the same manner and to the same extent that TRC would be required to perform the CSA if no succession had taken place.  Under the assumption agreement, GGP assumed TRC’s obligation under the CSA to deliver shares of GGP common stock (either newly issued or treasury shares) twice a year to beneficiaries under the CSA.  The amount of shares is based upon a formula set forth under the CSA and upon GGP’s stock price. We account for the beneficiaries’ share of earnings from the assets as an operating expense.  We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination date as additional investments in the related assets (that is, contingent consideration).  A total of 1,552,385 shares of GGP common stock has been delivered to the beneficiaries as of the date of this report, pursuant to the CSA.

Two of our operating retail properties in the United States Gulf Coast region (Oakwood Center in Gretna, Louisiana and Riverwalk, located near the convention center in downtown New Orleans) have been closed since August 29, 2005, when a hurricane struck the area. Although property damage in the New Orleans area was generally due to hurricane effects, the damage to Oakwood Center and Riverwalk, which prevents these properties from re-opening, was from arson and vandalism. Riverwalk is currently expected to partially re-open by Thanksgiving 2005 even though certain repair and refurbishment activities are anticipated to continue into 2006. While two anchor stores at Oakwood Center have announced plans to re-open in time for the 2005 holiday season and repair and re-opening plans are in process, no official re-opening date has been set for the remainder of the property. We have comprehensive insurance coverage for both property damage and business interruption. The recovery effort at the properties is expected to include replacing portions of the building, landscaping and furnishings.  The net book value of the property damage is currently estimated to be at least $35 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate.  Changes to these estimates will be recorded in the periods in which they are determined.  As of September 30, 2005, we have recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.  While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties, certain deductibles and limitations are expected to apply.  No determination has been made as to the total amount or timing of those insurance payments.  As of September 30, 2005 and through November 8, 2005, $5 million in insurance proceeds related to the Oakwood property has been received, which has been offset against this insurance recovery receivable.  As only a nominal amount of repairs have taken place as of September 30, 2005, substantially all of the remaining $30 million receivable recorded represents the recovery of the net book value of fixed assets written off. The cost recoveries have been recorded on the expense line item to which they relate, and therefore there is no significant impact to any line item or our overall results.  However, included in property operating expenses for the three and nine months ended September 30, 2005 are approximately $1 million of costs which, when fully expended, are not expected to be recoverable from insurance proceeds due to insurance policy deductibles.

NOTE 7                  DISCONTINUED OPERATIONS

In October 2004, we sold our interests in two office buildings in Hunt Valley, Maryland for $8.4 million.

In May 2004, we sold our interest in one office building in Hughes Center, a master-planned business park in Las Vegas, Nevada, as part of certain agreements reached in 2003 under which we acquired interests in entities developing The Woodlands, a master-planned community in the Houston, Texas metropolitan area, for cash of $7.0 million and the assumption by the buyer of $3.5 million of mortgage debt. We recorded a gain on this sale of $5.5 million. In January and February 2004, we sold interests in five office buildings and seven parcels subject to ground leases in Hughes Center as part of the same 2003 agreement, for cash of $64.3 million and the assumption by the buyer of $107.3 million of mortgage debt. We recorded aggregate gains on these sales in the first quarter of 2004 of approximately $35.3 million (net of deferred income taxes of $2.7 million).

In March 2004, we sold our interests in Westdale Mall, a retail center in Cedar Rapids, Iowa, for cash of $1.3 million and the assumption by the buyer of $20.0 million of mortgage debt. We recognized a gain of $0.8 million in 2004 relating to this sale.

The operating results of the properties included in discontinued operations are summarized as follows (in thousands):

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Revenues	$359	$3,963
Operating expenses, exclusive of depreciation and amortization	(73)	(1,563)
Interest expense	(1)	(738)
Depreciation and amortization	—	(979)
Other provisions and losses	(162)	(432)
Income tax benefit	13	98
Income from operations	136	349
Gains on dispositions of interests in operating properties, net	466	45,180
Discontinued operations	$602	$45,529

As all of the above-mentioned dispositions occurred in 2004 and, as no additional operating assets held as of September 30, 2005 have been designated as held for sale, no amounts have been categorized as discontinued operations in 2005.

NOTE 8                  TAX MATTERS

Prior to the Merger, TRC was a REIT and generally was not subject to corporate level Federal income tax on taxable income we distributed currently to our stockholders, but were liable for Federal and state income taxes with respect to our TRS entities.

Subsequent to the Merger, we are an entity disregarded for Federal income tax purposes and we are not liable for Federal income taxes, except with respect to our TRS entities.

As a subsidiary of GGP (which operates as a REIT), we own and operate several TRS entities that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland; Summerlin, Nevada and Houston, Texas.  Certain of the TRS entities also operate and/or own several retail centers and office and other properties.  Except with respect to such TRS entities, management does not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2005 and future years. Current Federal income taxes of the TRS entities are likely to increase significantly in future years as we exhaust the net loss carryforwards of certain TRS entities and complete certain land development projects.

Due to the uncertainty of the realization of certain tax carryforwards, we established valuation allowances.  The majority of the valuation allowances established relate to net operating loss carryforwards, which will more likely than not expire unused.  The valuation allowances established totaled $26.6 million and $24.9 million at September 30, 2005 and December 31, 2004, respectively.

One of our taxable subsidiaries is subject to an ongoing Federal Income Tax examination.  We do not believe that the outcome of this examination will have a material adverse effect on our consolidated results of operations, cash flows, or financial position.

In December 2004, the FASB issued FSP FAS 109-1 related to the application of SFAS No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the “Jobs Creation Act”).  FSP FAS 109-1 clarifies that this tax deduction provided for under the Jobs Creation Act should be accounted for as a special deduction in accordance with SFAS No. 9 and not as a tax rate reduction.  We are currently evaluating the effect that this deduction will have in 2005 and subsequent years.  It is not expected to have a material impact on our financial position or results of operations in 2005.

NOTE 9                  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In October 2005, the FASB Issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”.  This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense.  However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”.  As we generally own rather than lease property upon which we construct new real estate projects and our policy would be to capitalize rental costs associated with ground leases incurred during construction periods under Statement No. 67, FSP No. FAS 13-1 will not have a material effect on our results of operations when it becomes effective in 2006.

NOTE 10           SEGMENTS

We have two business segments which offer different products or services.  Our segments are managed separately because each requires different operating strategies or management expertise.  We do not distinguish or group our consolidated operations on a geographic basis.  Further, all operations are within the United States and no customer or tenant comprises more than 2% of consolidated revenues.  Our reportable segments are as follows:

•                  Retail and Other - includes the operation, development and management of regional shopping centers, office and industrial properties, downtown specialty marketplaces, the retail and non-retail rental components of mixed-use projects and community retail centers.

•                  Master Planned Communities - includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas.

Prior to the Merger, management of TRC had elected to present five operating segments, including retail centers, office and other properties, community development, commercial development, and corporate. Consistent with management practices of GGP, we have changed our reportable segments and have recategorized the 2004 segment results to reflect the two reportable segments described above.

The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”).  Management believes that NOI provides useful information about a property’s operating performance.

The accounting policies of the segments are the same as those described in Note 1, except that we account for the Unconsolidated Real Estate Affiliates and certain other minority interest ventures using the proportionate share method rather than the equity method.  Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties.  Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, “Equity in income of unconsolidated affiliates,” in our Consolidated Statements of Operations and Comprehensive Income.  In addition, the 2005 operations listed below reflect the application of purchase accounting as described in Notes 1 and 2.

Operating results for the segments for the three months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,
	2005			2004
	Retail and Other	Master Planned Communities	Total	Retail and Other	Master Planned Communities	Total

Property revenues:
Minimum rents	$192,592	$—	$192,592	$170,732	$—	$170,732
Tenant recoveries	79,876	—	79,876	77,525	—	77,525
Overage rents	4,749	—	4,749	3,844	—	3,844
Land sales	—	100,443	100,443	—	70,772	70,772
Other	24,737	—	24,737	26,423	—	26,423
Total property revenues	301,954	100,443	402,397	278,524	70,772	349,296
Property operating expenses:
Real estate taxes	24,494	—	24,494	22,868	—	22,868
Repairs and maintenance	22,347	—	22,347	20,665	—	20,665
Marketing	2,517	—	2,517	2,134	—	2,134
Other property and operating costs	60,205	—	60,205	76,646	—	76,646
Land sales operations	—	78,975	78,975	—	43,666	43,666
Provisions for doubtful accounts	1,623	—	1,623	2,624	—	2,624
Total property operating expenses	111,186	78,975	190,161	124,937	43,666	168,603
Real estate property net operating income	$190,768	$21,468	$212,236	$153,587	$27,106	$180,693

Operating results for the segments for the nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Nine Months Ended September 30,
	2005			2004
	Retail and Other	Master Planned Communities	Total	Retail and Other	Master Planned Communities	Total

Property revenues:
Minimum rents	$547,463	$—	$547,463	$501,410	$—	$501,410
Tenant recoveries	229,487	—	229,487	220,998	—	220,998
Overage rents	11,646	—	11,646	9,307	—	9,307
Land sales	—	313,417	313,417	—	302,665	302,665
Other	83,266	—	83,266	83,982	—	83,982
Total property revenues	871,862	313,417	1,185,279	815,697	302,665	1,118,362
Property operating expenses:
Real estate taxes	72,523	—	72,523	67,077	—	67,077
Repairs and maintenance	71,887	—	71,887	64,229	—	64,229
Marketing	3,565	—	3,565	6,075	—	6,075
Other property and operating costs	194,629	—	194,629	215,017	—	215,017
Land sales operations	—	251,760	251,760	—	194,869	194,869
Provisions for doubtful accounts	6,326	—	6,326	7,650	—	7,650
Total property operating expenses	348,930	251,760	600,690	360,048	194,869	554,917
Real estate property net operating income	$522,932	$61,657	$584,589	$455,649	$107,796	$563,445

The following reconciles segment basis NOI to GAAP-basis operating income and income (loss) from continuing operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Real estate property net operating income segment basis	$212,236	$180,693	$584,589	$563,445
Less NOI of unconsolidated properties	(39,212)	(26,456)	(98,544)	(74,361)
Less NOI of discontinued operations	—	(271)	—	(2,834)
Management and other fees	2,222	3,084	9,820	10,361
Property management and other costs	(10,005)	(18,492)	(24,124)	(39,425)
Other provisions	—	(45,269)	—	(50,315)
Depreciation and amortization	(89,857)	(47,176)	(252,733)	(143,521)
Operating income	75,384	46,113	219,008	263,350
Interest income	1,928	1,963	5,057	6,052
Interest expense	(67,080)	(60,403)	(185,715)	(179,920)
Provision for income taxes	(14,452)	(18,206)	(33,745)	(57,319)
Income allocated to minority interests	(458)	(925)	(2,947)	(2,718)
Equity in income (loss) of unconsolidated affiliates	(2,184)	6,500	6,824	15,135
Net gains (losses) on dispositions of interests in operating properties	—	166	—	14,054
Income (loss) from continuing operations	$(6,862)	$(24,792)	$8,482	$58,634

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2005, all of our equity securities were held directly by a GGP controlled subsidiary and GGP is a reporting company under the Securities and Exchange Act of 1934, as amended, which has filed all the material required to be filed pursuant to Section 13, 14, or 15(d) thereof, as applicable. Therefore, certain disclosures and analysis otherwise required by Item 2 have been omitted as not applicable or answered by reference to filings made by GGP.

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

Forward-looking Information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC and in other information that we release publicly or provide to investors.  In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

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

•                  Future interest rates; and

•                  Future development and redevelopment expenditures.

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate”, “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions.  Forward-looking statements should not be unduly relied upon.  They describe our expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made and we disclaim any obligation to update them except as required by law.

Management’s Overview and Summary

We operate our business in two segments: the Retail and Other segment and the Master Planned Communities segment. Our primary business (our Retail and Other segment) is the ownership, management, leasing and development of retail and office rental properties.  We also develop and sell land for residential, commercial and other uses primarily in master-planned communities (our Master Planned Community segment). Management believes the most significant operating factor affecting incremental revenues and cash flow is increased rents (either base rental revenue or overage rents) earned from tenants at our properties.  These rental revenue increases are primarily achieved by re-leasing existing space at higher current rents, increasing occupancy which results in more space generating rent and increasing tenant sales which results in increased overage rents.  In addition, management considers changes in interest rates to be the most significant external factor in determining trends in cash flow or income from continuing operations. Interest rates have risen in recent months and could continue to rise in future months, which could adversely impact our future cash flow and net income.

Our Retail and Other revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Our Master Planned Communities revenues are primarily received from land sales for residential and commercial purposes.

The accounting policies of the segments are the same as those described in Note 1, except that we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures using the proportionate share method rather than the equity method.  This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, the 2005 operations listed below reflect the application of purchase accounting as described in Notes 1 and 2.

Our consolidated results of operations were impacted by the application of purchase accounting as a result of the Merger.  For additional information regarding this purchase accounting, see Note 2.  For a reconciliation of Real Estate Property Net Operating Income for our two operating segments to GAAP-basis operating income and income (loss) from continuing operations, see Note 10.

Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas.  We develop and sell finished and undeveloped land in such communities to builders and other developers for residential, commercial and other uses.

At September 30, 2005, the Company owned 30 operating retail centers, 96 operating office buildings and 5 mixed-use projects containing both retail and office components (the “Consolidated Retail Properties”) and interests in 13 retail properties and 5 office buildings through investments in Unconsolidated Real Estate Affiliates (the “Unconsolidated Retail Properties”).  For the purposes of this report, the Consolidated Retail Properties and the Unconsolidated Retail Properties are collectively referred to as our “Operating Property Portfolio.” In addition, our Master Planned Communities segment includes our interest in Woodlands, a master-planned community in the Houston, Texas metropolitan area. This project is classified in our Unconsolidated Real Estate Affiliates. Reference is made to Notes 1 and 3 for a further discussion of our investments in Unconsolidated Real Estate Affiliates.

Two of our operating retail properties in the United States Gulf Coast region (Oakwood Center in Gretna, Louisiana and Riverwalk, located near the convention center in downtown New Orleans) have been closed since August 29, 2005, when a hurricane struck the area. Although property damage in the New Orleans area was generally due to hurricane effects, the damage to Oakwood Center and Riverwalk, which prevents these properties from re-opening, was from arson and vandalism. Riverwalk is currently expected to partially re-open by Thanksgiving 2005 even though certain repair and refurbishment activities are anticipated to continue into 2006. While two anchor stores at Oakwood Center have announced plans to re-open in time for the 2005 holiday season and repair and re-opening plans are in process, no official re-opening date has been set for the remainder of the property. We have comprehensive insurance coverage for both property damage and business interruption. The recovery effort at the properties is expected to include replacing portions of the building, landscaping and furnishings.  The net book value of the property damage is currently estimated to be at least $35 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate.  Changes to these estimates will be recorded in the periods in which they are determined.  As of September 30, 2005, we have recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.  While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties, certain deductibles and limitations are expected to apply.  No determination has been made as to the total amount or timing of those insurance payments.  As of September 30, 2005 and through November 8, 2005, $5 million in insurance proceeds related to the Oakwood property has been received, which has been offset against this insurance recovery receivable.  As only a nominal amount of repairs have taken place as of September 30, 2005, substantially all of the remaining $30 million receivable recorded represents the recovery of the net book value of fixed assets written off.  The cost recoveries have been recorded on the expense line item to which they relate, and therefore there is no significant impact to any line item or our overall results.  However, included in property operating expenses for the three and nine months ended September 30, 2005 are approximately $1 million of costs which, when fully expended, are not expected to be recoverable from insurance proceeds due to insurance policy deductibles.

Seasonality

Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the second half of the year.  In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts.  Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter.  As a result, occupancy levels and revenue production are generally highest in the fourth quarter of each year.

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

(In thousands)	As of September 30, 2005
Land	$1,311,684
Buildings and Equipment	8,293,134
Developments in progress	362,319
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,271,210
Investment land and land held for development and sale	1,678,828
Cash and cash equivalents	29,077
Accounts and notes receivable	85,517
Goodwill	259,055
Prepaid expenses and other assets:
Below-market ground leases	349,116
Above-market tenant leases	108,246
Other	406,837
864,199
$14,155,023

Results of Operations for the Three Months Ended September 30, 2005 and 2004

See Note 10 for a reconciliation of Real Estate Property Net Operating Income for our two operating segments to GAAP-basis Income from continuing operations.

Retail and Other Segment

Revenues and expenses for the three months ended September 30, 2005, compared to the same period in 2004 are summarized as follows (in thousands):

	For the Three Months Ended September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$192,592	$170,732	$21,860	12.8%
Tenant recoveries	79,876	77,525	2,351	3.0
Overage rents	4,749	3,844	905	23.5
Other	24,737	26,423	(1,686)	(6.4)
Total property revenues	301,954	278,524	23,430	8.4
Property operating expenses:
Real estate taxes	24,494	22,868	1,626	7.1
Repairs and maintenance	22,347	20,665	1,682	8.1
Marketing	2,517	2,134	383	17.9
Other property operating costs	60,205	76,646	(16,441)	(21.5)
Provision for doubtful accounts	1,623	2,624	(1,001)	(38.1)
Total property operating expenses	111,186	124,937	(13,751)	(11.0)
Real estate property net operating income	$190,768	$153,587	37,181	24.2%

The increase in minimum rents is related to above- and below-market tenant leases and straight line rent adjustments at comparable properties and was primarily attributable to effect of purchase price accounting adjustments.

Increase in tenant recoveries: Increases were primarily attributable to converting the provision relating to recoverable operating expenses from proportionate share recovery percentages to fixed recovery charges.

Other revenues: Increase is primarily attributable to higher rents on re-leased space and an increase in revenues from specialty retail activities such as our push cart and advertising programs.

Reductions in property operating expenses are primarily attributable to synergies recognized through the Merger.

Master Planned Communities Segment

Master planned community operations relate to the communities of Summerlin, Nevada; Columbia, Emerson and Stone Lake in Howard County, Maryland; Fairwood in Prince George’s County, Maryland; and The Woodlands in Houston, Texas.  We have also acquired developable land in the Houston, Texas metropolitan area (which we call “Bridgelands”) and began significant development activities at the Bridgelands in 2004 and lot sales commenced in October 2005.  We refer to the Maryland properties as our Columbia-based operations.

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

Operating results of master planned communities segment are summarized as follows (in millions):

	Three months ended
	September 30,
	2005	2004
Nevada-based Operations:
Revenues	$64.1	$38.6
Operating costs and expenses	49.8	24.3
NOI	$14.3	$14.3

Columbia-based Operations:
Revenues	$15.7	$15.1
Operating costs and expenses	11.0	5.8
NOI	$4.7	$9.3

Houston-based Operations:
Revenues	$20.6	$17.1
Operating costs and expenses	18.2	13.6
NOI	$2.4	$3.5

Total:
Revenues	$100.4	$70.8
Operating costs and expenses	79.0	43.7
NOI	$21.4	$27.1

Purchase price accounting adjustments had a significant effect on NOI of our Master Planned Communities segment.  As we allocate the cost of the Merger to our assets based on their fair values, we have increased the basis in our community development land assets.  This results in a significant increase in our cost of land sales in 2005 when compared to comparable periods in 2004.  In addition, purchase price accounting adjustments have resulted in a decrease in builder price participation revenues in 2005 when compared to the comparable period in 2004 as receipts of builder price participation payments in 2005 related to lots sold prior to the Merger were, due to purchase accounting, recorded as reductions in the cost basis of our land assets.

Increase due to Nevada-based revenues was primarily attributable to increased residential sales partially offset by lower building price participation revenues as a result of purchase accounting adjustments.

The increases in operating costs and expenses from Nevada-based and Columbia-based operations were primarily attributable to higher cost of land sales due to purchase accounting adjustments.  The increase in Nevada-based revenues also resulted in higher cost of land sales in that region.

We expect the sales revenues of the Master Planned Communities segment to remain strong in 2005, assuming continued favorable market conditions in the Las Vegas, Houston, Howard County and Prince George’s County regions.  Land sale activity at our newest project, The Bridgelands in Houston, Texas, commenced in October 2005.

Other Significant Revenues and Expenses

	For the Three Months Ended
	September 30,		$ Increase	% Increase
(In thousands)	2005	2004	(Decrease)	(Decrease)
Management and other fees	$2,222	$3,084	$(862)	(28.0)%
Property management and other costs	10,005	18,492	(8,487)	(45.9)
Other provisions	—	45,269	(45,269)	(100.0)
Depreciation and amortization	89,857	47,176	42,681	90.5
Interest expense	67,080	60,403	6,677	11.1
Provision for income taxes	14,452	18,206	(3,754)	(20.6)
Equity in income (loss) of unconsolidated affiliates	(2,184)	6,500	(8,684)	(133.6)

Management and other fees:  The amount represents fees that we receive for managing primarily unconsolidated properties in our Operating Property Portfolio.  We do not manage properties in which we do not have an ownership interest.

Property management and other costs:  The amount represents certain general and administrative costs that are not allocated to our business segments.  These expenses declined $8.5 million for the three months ended September 30, 2005, compared to the same period in 2004.  The decrease in the three month period is primarily attributable to synergies recognized through the Merger.

Other provisions:  Other provisions decreased $45.3 million for the three months ended September 30, 2005, compared to the same period in 2004.  The decreases are primarily related to the interest and penalties recognized in the third quarter of 2004 as discussed in Note 5.

Depreciation and amortization:  Depreciation and amortization expense increased $42.7 million for the three months ended September 30, 2005, compared to the same period in 2004.  The increase is primarily attributable to the increase in the property basis as a result of purchase accounting adjustments and to the property acquisitions in 2004.

Interest Expense: Interest expense increased $6.7 million for the three months ended September 30, 2005, compared to the same period in 2004.  Through new mortgage financings and refinancing existing mortgages, we have increased our outstanding debt balance from $4.6 billion as of September 30, 2004 to $6.5 billion as of September 30, 2005.  Increases in interest expense as a result of such financing activity were partially offset by the effect of purchase accounting adjustments to the carrying value of debt and increased capitalized interest.

Income taxes:  Income tax expenses decreased $3.8 million for the three months ended September 30, 2005, compared to the same period in 2004.  The decrease was primarily attributable to lower earnings in the TRS entities primarily due to a decrease in net operating income from our Master Planned Communities segment (see Master Planned Communities section above) and the increase in depreciation and amortization expense (discussed above) relating to assets within our TRS entities.

Equity in income (loss) of unconsolidated affiliates:  The decrease in equity in income (loss) of unconsolidated real estate affiliates for the three months ended September 30, 2005 compared to the same period in 2004 is primarily attributable to an increase in depreciation expense as a result of an increase in the depreciable basis of our investments in the ventures due to purchase accounting adjustments.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

See Note 10 for a reconciliation of Real Estate Property Net Operating Income for our two operating segments to GAAP-basis Income from continuing operations.

Retail and Other Segment

Revenues and expenses for the nine months ended September 30, 2005, compared to the same period in 2004 are summarized as follows (in thousands):

	For the Nine Months Ended
	September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Property revenues:
Minimum rents	$547,463	$501,410	$46,053	9.2%
Tenant recoveries	229,487	220,998	8,489	3.8
Overage rents	11,646	9,307	2,339	25.1
Other	83,266	83,982	(716)	(0.9)
Total property revenues	871,862	815,697	56,165	6.9
Property operating expenses:
Real estate taxes	72,523	67,077	5,446	8.1
Repairs and maintenance	71,887	64,229	7,658	11.9
Marketing	3,565	6,075	(2,510)	(41.3)
Other property operating costs	194,629	215,017	(20,388)	(9.5)
Provision for doubtful accounts	6,326	7,650	(1,324)	(17.3)
Total property operating expenses	348,930	360,048	(11,118)	(3.1)
Real estate property net operating income	$522,932	$455,649	$67,283	14.8%

The increase in minimum rents is related to above- and below-market tenant leases and straight line rent adjustments at comparable properties and was primarily attributable to effect of purchase price accounting adjustments.

Increase in tenant recoveries: Increases were primarily attributable to converting the provision relating to recoverable operating expenses from proportionate share recovery percentages to fixed recovery charges.

Other revenues: Increase is primarily attributable to higher rents on re-leased space and an increase in revenues from specialty retail activities such as our push cart and advertising programs.

Reductions in property operating expenses were primarily attributable to synergies recognized through the Merger.

Master Planned Communities Segment

Operating results of master planned communities segment are summarized as follows (in millions):

	Nine months ended
	September 30,
	2005	2004
Nevada-based Operations:
Revenues	$192.8	$198.8
Operating costs and expenses	155.6	130.6
NOI	$37.2	$68.2

Columbia-based Operations:
Revenues	$62.8	$60.1
Operating costs and expenses	53.1	24.8
NOI	$9.7	$35.3

Houston-based Operations:
Revenues	$57.8	$43.7
Operating costs and expenses	43.1	39.4
NOI	$14.7	$4.3

Total:
Revenues	$313.4	$302.6
Operating costs and expenses	251.8	194.8
NOI	$61.6	$107.8

Purchase price accounting adjustments had a significant effect on NOI of our Master Planned Communities segment.  As we allocate the cost of the Merger to our assets based on their fair values, we have increased the basis in our community development land assets.  This results in a significant increase in our cost of land sales in 2005 when compared to comparable periods in 2004.  In addition, purchase price accounting adjustments have resulted in a decrease in builder price participation revenues in 2005 when compared to the comparable period in 2004 as receipts of builder price participation payments in 2005 related to lots sold prior to the Merger were, due to purchase accounting, recorded as reductions in the cost basis of our land assets.

The increases in operating costs and expenses from Nevada-based and Columbia-based operations were primarily attributable to higher cost of land sales due to purchase accounting adjustments.

The increase in revenues from Houston-based operations was primarily attributable to increased residential and commercial land sales at The Woodlands.  The increases in NOI were attributable to the effect of higher revenues, the sale of certain lots in 2004 with high cost basis, and lower general and administrative costs.  Purchase price accounting adjustments did not significantly affect the Houston-based operations.  The cost allocated to The Woodlands through the purchase price allocation approximated our pre-Merger carrying value since there was not a significant increase in value from our December 2003 acquisition of a 52.5% interest in the project to the date of the Merger with GGP.

We expect the sales revenue of the Master Planned Communities segment to remain strong in 2005, assuming continued favorable market conditions in the Las Vegas, Houston, Howard County and Prince George’s County regions.  Land sale activity at our newest project, The Bridgelands in Houston, Texas, commenced in October 2005.

Other Significant Revenues and Expenses

	For the Nine Months Ended
	September 30,		$ Increase	% Increase
(In thousands)	2005	2004	(Decrease)	(Decrease)
Management and other fees	$9,820	$10,361	$(541)	(5.2)%
Property management and other costs	24,124	39,425	(15,301)	(38.8)
Other provisions	—	50,315	(50,315)	(100.0)
Depreciation and amortization	252,733	143,521	109,212	76.1
Interest expense	185,715	179,920	5,795	3.2
Provision for income taxes	33,745	57,319	(23,574)	(41.1)
Equity in income of unconsolidated affiliates	6,824	15,135	(8,311)	(54.9)

Management and other fees:  The amount represents fees that we receive for managing primarily unconsolidated properties in our Operating Property Portfolio.  We do not manage properties in which we do not have an ownership interest.

Property management and other costs:  The amount represents certain general and administrative costs that are not allocated to our business segments.  These expenses decreased $15.3 million for the nine months ended September 30, 2005, compared to the same period in 2004. The decrease in the nine month period is primarily attributable to synergies recognized through the Merger.

Other provisions:  Other provisions decreased $50.3 million for the nine months ended September 30, 2005, compared to the same period in 2004. The decrease is primarily related to the interest and penalties recognized in the third quarter of 2004 as discussed in Note 5.

Depreciation and amortization:  Depreciation and amortization expense increased $109.2 million for the nine months ended September 30, 2005, compared to the same period in 2004.  The increase is primarily attributable to the increase in the property basis as a result of purchase accounting adjustments and to the property acquisitions in 2004.

Interest Expense: Interest expense increased $5.8 million for the nine months ended September 30, 2005, compared to the same period in 2004.  Through new mortgage financings and refinancing existing mortgages, we have increased our outstanding debt balance from $4.6 billion as of September 30, 2004 to $6.5 billion as of September 30, 2005.  Increases in interest expense as a result of such financing activity were partially offset by the effect of purchase accounting adjustments to the carrying value of debt and increased capitalized interest.

Income taxes:  Income tax expenses decreased $23.6 million for the nine months ended September 30, 2005, compared to the same period in 2004.  The decrease was primarily attributable to lower earnings in the TRS entities primarily due to a decrease in net operating income from our Master Planned Communities segment (see Master Planned Communities section above) and the increase in depreciation and amortization expense (discussed above) relating to assets within our TRS entities.

Equity in income of unconsolidated affiliates:  The decrease in equity in income of unconsolidated real estate affiliates for the nine months ended September 30, 2005 compared to the same period in 2004 is primarily attributable to an increase in depreciation expense as a result of an increase in the depreciable basis of our investments in the ventures due to purchase accounting adjustments, partially offset by increased NOI at the Woodlands due to increased land sales (see Master Planned Communities segment section above).

Liquidity and Capital Resources

We had cash and cash equivalents totaling $19.7 million at September 30, 2005 and $30.2 million at December 31, 2004.  Our primary cash requirements are for operating expenses, debt service, development of new properties, expansions and improvements to existing properties and acquisitions.  We believe that our liquidity and capital resources are sufficient to meet our current and future requirements. In addition, we may obtain advances from GGP to meet operating, investing and financing requirements.

Recently Issued Accounting Pronouncements and Developments

As described in Note 9, new accounting pronouncements have been issued which are effective for the current year.  There has not been a significant impact on our financial statements due to the application of such new statements.  There are no pronouncements or interpretations that have not yet been adopted that are expected to have a material effect on our consolidated financial statements.

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

The Rouse Company LP
By: Rouse LLC, its general partner
(Registrant)

Date:	November 14, 2005	by:	/s/: Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Accounting Officer)

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