Form 10-K
period 2005-12-31
ROUSE COMPANY
filed 2006-04-18
CIK 85388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-01743

THE ROUSE COMPANY LP

(Exact name of registrant as specified in its charter)

Delaware	52-0735512
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10275 Little Patuxent Parkway
Columbia, Maryland	21044-3456
(Address of principal executive offices)	(Zip Code)

(410) 992-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☒  NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐  NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

On June 30, 2005, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was zero.

DOCUMENTS INCORPORATED BY REFERENCE

None

THE ROUSE COMPANY LP

Annual Report on Form 10-K

December 31, 2005

PART I

ITEM 1. BUSINESS.

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of The Rouse Company LP (“TRCLP” or the “Company”) as included in this Annual Report on Form 10-K (“Annual Report”). The descriptions included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. The terms “we,” “us,” and “our” may also be used to refer to TRCLP and its subsidiaries. See also the Glossary at the end of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions of selected terms used in this Annual Report.

OVERVIEW

TRCLP (a Delaware limited partnership) is the successor company to The Rouse Company (“TRC”), which was incorporated as a business corporation under the laws of the State of Maryland in 1956. TRCLP succeeded to the business of TRC by a merger with TRCLP (the “Merger”) completed on November 12, 2004. The Merger (Note 1) resulted in TRCLP being a subsidiary of General Growth Properties, Inc. (“GGP” or “General Growth”), headquartered in Chicago, Illinois. General Growth is a self-administered and self-managed REIT. General Growth is a Delaware corporation and was organized in 1986.

Our business is focused in two main areas:

•                  Retail and Other. Through this segment of our business, we own, operate, manage, lease, acquire, develop, expand and finance rental properties. These properties, which are located throughout the United States, include retail centers, mixed-use centers and specialty marketplaces in certain downtown areas and community retail centers. As of December 31, 2005, we had ownership interest in a portfolio of over 50 retail centers in 22 states.  During 2003, 2004 and 2005, certain properties, mostly office and industrial buildings that were not components of our retail centers, were sold (Note 4).

•                  Master Planned Communities. Through this segment of our business, we develop and sell land in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas for residential, commercial and other uses primarily in master planned communities. As of December 31, 2005, these communities, including land previously sold or not saleable, total over 70,000 acres.

Many of our properties are owned entirely by us, or through entities in which we own a majority controlling interest. As a result, these properties are consolidated under generally accepted accounting principles (“GAAP”) and we refer to them as the “Consolidated Properties.” Some properties are owned through joint venture entities in which we own a non-controlling interest (“Unconsolidated Real Estate Affiliates”) and we refer to these properties as the “Unconsolidated Properties.” Collectively, we refer to our Consolidated Properties and our Unconsolidated Properties as our “Company Portfolio” and the retail portion of the Company Portfolio as the “Retail Portfolio.”

We make all key strategic decisions for our properties. However, in connection with the Unconsolidated Properties, such strategic decisions are made with the respective stockholders,

members or joint venture partners of such properties. We are also the asset manager of most of the properties in the Company Portfolio, executing the strategic decisions and overseeing the day-to-day property management functions, including leasing, construction management, data processing, maintenance, accounting, marketing, promotional services and security oversight. With respect to jointly owned properties, whether we own a controlling interest or it is an Unconsolidated Property, we conduct the management activities pursuant to management agreements with such properties through one of our taxable REIT subsidiaries (“TRS”). As of December 31, 2005, this TRS managed 17 properties, 11 of which are Unconsolidated Properties. The remaining Unconsolidated Properties owned by Unconsolidated Real Estate Affiliates are managed by the applicable joint venture partners.

GENERAL DEVELOPMENT OF BUSINESS

Our business strategy is to strive to enhance the yields of our properties through proactive property management and leasing, operating cost reductions, physical expansions and renovations, redevelopments and capital reinvestment. Some of the actions that we take to increase productivity include changing the tenant mix and adding vendor carts or kiosks.

The expansion and renovation of a property may result in increased cash flows and net income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. In addition to property redevelopment, we also develop retail centers from the ground up. For example, we substantially completed the ground-up development of The Shops at La Cantera in San Antonio, Texas in September 2005.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information regarding our segments is incorporated herein by reference to Note 16.

NARRATIVE DESCRIPTION OF THE BUSINESS

Retail and Other Segment

Our Retail and Other Segment consists of retail centers, office and industrial buildings and mixed-use and other properties.

Retail Portfolio

The Retail Portfolio is comprised primarily of regional shopping centers, but also includes festival marketplaces, urban mixed-use centers and strip/community centers. Most of these properties contain at least one major department store as an Anchor. Most of the shopping centers are strategically located in major and middle markets where they have strong competitive positions. We believe the Retail Portfolio’s geographic diversification should mitigate the effects of regional economic conditions and local factors.

A detailed listing of the principal properties in our Retail Portfolio is included in Item 2 of this Annual Report.

The majority of the income from the properties in the Retail Portfolio is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if its sales exceed an agreed-upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease, the majority of which is earned in the fourth quarter. In addition, our long-term leases generally contain provisions for us to bill to tenants amounts to recover certain expenses incurred in the day-to-day operations of the respective properties, including common area maintenance and real estate taxes. The recovery amount is generally related to the tenant’s pro-rata share of space in the property.

The following table reflects the tenant representation by category for the Consolidated Properties as of December 31, 2005. In general, similar percentages existed for the Unconsolidated Properties.

Category	% of Square Feet in the Consolidated Properties	Representative Tenants

Women’s Apparel	18%	Limited, Talbot’s, Chico’s, Lane Bryant, Ann Taylor, Coldwater Creek, Victoria’s Secret

Specialty (includes personal services)	15	Regis, Lenscrafters, Dollar Tree, Petland

Family Apparel (includes unisex)	14	Gap, Old Navy, J Crew, Express, Anchor Blue, Banana Republic, Bachrach

Shoes	9	FootLocker, Journeys, Champ’s, Finish Line, Payless Shoesource

Teen Apparel	9	PacSun, Charlotte Russe, Forever 21, d.e.m.o., Hollister & Co., Aeropostale, Abercrombie & Fitch

Restaurants	9	Ruby Tuesday, Applebee’s, Bennigan’s, Cheesecake Factory, Panera Bread, PF Chang’s China Bistro

Home Entertainment and Electronics	5	RadioShack, Ritz Camera, FYE, Sam Goody, Apple Computer

Home Furnishings	4	Williams-Sonoma, Select Comfort, Z Gallerie, Pottery Barn, Crate & Barrel

Fast Food/Food Court	3	Arby’s, Sbarro, McDonald’s, Auntie Anne’s, Chick-Fil-A, Subway, Sonic

Children’s Merchandise	3	Gymboree, Club Libby Lu, Build-A-Bear, The Children’s Place, GapKids/BabyGap

Jewelry	3	Zales Jewelers, Kay Jewelers, Piercing Pagoda, Helzberg Diamonds

Gifts (includes stationery, cards, gifts and novelty)	3	Papyrus, Hallmark, Yankee Candle, Things Remembered, Spencer Gifts

Personal Care	3	L’Occitane, Sephora, Trade Secret, Bath & Body Works

Specialty Food (includes health, candy and coffee)	1	GNC, Vitamin World, Starbuck’s, Godiva Chocolatier, Harry & David

Sporting Goods	1	Scheel’s All Sports, MC Sports, Dick’s Sporting Goods, Big 5 Sports

Total	100%

As of December 31, 2005, our largest tenant (based on common parent ownership) accounted for less than 4.4% of consolidated rents.

Other Office, Industrial and Mixed-Use buildings

At December 31, 2005, in addition to office and other properties which are adjacent to our retail centers (included in our Retail Portfolio), we owned and managed the following office and other properties:

	Location	Square Feet
Consolidated
Columbia Industrial (6 buildings)	Columbia, MD	306,000
Columbia Office (11 buildings)	Columbia, MD	1,059,000
Summerlin Commercial (28 buildings)	Summerlin, NV	1,110,000
Woodlands Office (2 buildings)	Houston, TX	267,000
Other Office Projects (6 buildings)	Various	451,000

Unconsolidated
Woodlands Office/Industrial (5 buildings)	Houston, TX	348,000

In December 2005, we sold seven office buildings totaling approximately 705,000 square feet located in the Hunt Valley Business Community in Hunt Valley, Maryland and fourteen office buildings totaling approximately 402,000 square feet in the Rutherford Business Center, Woodlawn, Maryland. In December 2005, we also sold a sixteen building, 952,000 square foot portfolio of industrial buildings comprised of ten buildings totaling 582,000 square feet in the Hunt Valley Business Community and six buildings totaling 370,000 square feet in the Rutherford Business Center in suburban Baltimore. The portfolio also included three land parcels totaling more than 18 acres. The aggregate sale price of the two transactions was $181 million.

Master Planned Communities Segment

We acquire and develop master planned communities. We develop and sell land in these communities to builders and other developers for residential, commercial and other uses. We may also develop some of this land for our own purposes. These master planned communities are as follows:

•                  Columbia is located in the Baltimore, Maryland/Washington, D.C. corridor and encompasses approximately 18,000 acres. We own approximately 873 saleable acres of land in and around Columbia, including the adjacent communities of Emerson and Stone Lake.

•                  Summerlin is located immediately north and west of Las Vegas, Nevada and encompasses approximately 22,500 acres. We own approximately 6,400 saleable acres of land in Summerlin. Revenues from the sale of land at Summerlin are subject to the CSA as more fully described in Note 14.

•                  Bridgelands is located in the western Houston, Texas metropolitan area and encompasses approximately 10,000 acres, approximately 7,300 acres of which is developable and saleable. TRC began development activities on Bridgelands in 2004 and we began selling portions of this land in 2006.

•                  We also own certain office buildings and a 52.5% economic interest in The Woodlands, a master planned community in the Houston, Texas metropolitan area which contains approximately 27,000 acres. Assets owned by The Woodlands include approximately 6,900 saleable acres of land, three golf course complexes, a resort conference center, a hotel, interests in seven office buildings and other assets.

•                  Fairwood is located in Prince George’s County, Maryland. Fairwood contains over 1,000 acres of land. We own approximately 420 saleable acres at Fairwood. Sales at this community began in 2001 when TRC owned a partial interest in the community. TRC acquired its partner’s interest in Fairwood in 2004.

Competition

The nature and extent of competition we face varies from property to property within each segment of our business. In our Retail and Other segment, our direct competitors include other publicly-traded retail mall development and operating companies, retail real estate companies, commercial property developers and other owners of retail real estate that engage in similar businesses.

We also compete for retail tenants. We believe the principal factors that retailers consider in making their leasing decision include:

•                  Consumer demographics

•                  Quality, design and location of properties

•                  Total number and geographic distribution of properties

•                  Diversity of retailers and anchor tenants at shopping center locations

•                  Management and operational expertise

•                  Rental rates

Based on these criteria, we believe that the size and scope of our property portfolio, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants in our local markets. Because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other regional shopping centers, including outlet malls and other discount shopping centers, as well as competition with discount shopping clubs, catalog companies, internet sales and telemarketing.

With respect to our office and other properties, we experience competition in the development and management of our properties similar to that of our Retail Portfolio. Prospective tenants generally consider quality and appearance, amenities, location relative to other commercial activity and price in determining the attractiveness of our properties. Based on the quality and location of our properties, which are generally in urban markets or are concentrated in the commercial centers of our master planned communities, we believe that our properties are viewed favorably among prospective tenants.

In our Master Planned Communities segment, we compete with other landholders and residential and commercial property developers in the development of properties within the Baltimore/Washington, D.C., Las Vegas, and Houston markets. Significant factors affecting our competition in this business include:

•                  The size and scope of our master planned communities

•                  The recreational and cultural amenities available within the communities

•                  The commercial centers in the communities

•                  The relationships of the developer with homebuilders

•                  The proximity to major metropolitan areas

We believe our projects offer significant advantages when viewed against these criteria.

Environmental Matters

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with our ownership and operation of our properties, we, or the relevant property venture through which the property is owned, may be potentially liable for such costs.

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

Neither the Phase I nor the Phase II assessments have revealed any environmental liability that we believe would have a material effect on our overall business, financial condition, or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

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

Employees

As of March 31, 2006, we had no employees as all individuals were employed by other subsidiaries of General Growth.

Available Information

Our information is contained within General Growth’s Internet website address, which is www.generalgrowth.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available or may be accessed free of charge through the Investment section of General Growth’s Internet website under the Shareholder Info subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. The General Growth Internet website and information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

ITEM 1A. RISK FACTORS.

RISK FACTORS

RISKS RELATED TO REAL ESTATE INVESTMENTS

We invest primarily in regional mall shopping centers and other retail properties, which are subject to a number of significant risks which are beyond our control.

Real property investments are subject to varying degrees of risk that may affect the ability of our retail properties to generate sufficient revenues. A number of factors may decrease the income generated by a retail property, including:

•                  the regional and local economy, which may be negatively impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters and other factors;

•                  local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants;

•                  perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property;

•                  the convenience and quality of competing retail properties and other retailing options such as the Internet;

•                  changes in laws and regulations applicable to real property, including tax and zoning laws; and

•                  changes in interest rate levels and the availability and cost of financing.

If we are unable to generate sufficient revenue from our retail properties, including those held by joint ventures, we will be unable to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions from our joint ventures.

We depend on leasing space to tenants on economically favorable terms and collecting rent from these tenants, who may not be able to pay.

Our results of operations will depend on our ability to continue to lease space in our properties on economically favorable terms. If the sales of stores operating in our centers decline sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our tenants’ sales decline, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. In addition, as substantially all of our income is derived from rentals of real property, our income and available cash would be adversely affected if a significant number of tenants were unable to meet their obligations to us. During times of economic recession, these risks will increase.

Bankruptcy or store closures of tenants may decrease our revenues and available cash.

A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores in recent years. The bankruptcy or closure of a major tenant, particularly an Anchor tenant, may have a material adverse effect on the retail properties affected and the income produced by these properties and may make it substantially more difficult to lease the remainder of the affected retail properties. Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant. As a result, the bankruptcy or closure of a major tenant could result in a lower level of revenues and available cash ..

We may be negatively impacted by department store consolidations.

Department store consolidations, such as K-Mart’s acquisition of Sears and Federated’s acquisition of May Department Stores, are resulting in the closure of existing department stores and we may be unable to re-lease this area or to re-lease it on comparable or more favorable terms. Other tenants may be entitled to modify the terms of their existing leases, including those pertaining to rent payment, in the event of such closures. Additionally, department store closures could result in decreased customer traffic which could lead to decreased sales at other stores. We may pay more to acquire an Anchor store location in order to avoid these potential decreases as well as to avoid the transfer of certain approval rights typically associated with such locations. Consolidations may also negatively affect current and future development and redevelopment projects.

It may be difficult to buy and sell real estate quickly, and transfer restrictions apply to some of our properties.

Equity real estate investments are relatively illiquid, and this characteristic tends to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If income from a property declines while the related expenses do not decline, our income and available cash would be adversely affected. A significant portion of our properties are mortgaged to secure payment of indebtedness, and if we were unable to meet our mortgage payments, we could lose money as a result of foreclosure on the properties by the various mortgagees. In addition, if it becomes necessary or desirable for us to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of available cash. In certain transactions, if persons selling properties to us wish to defer the payment of taxes on the sales proceeds, we may also agree, subject to certain exceptions, not to sell the acquired properties for significant periods of time.

RISKS RELATED TO OUR BUSINESS

We develop or expand new properties, and this activity is subject to various risks.

We intend to continue to pursue development and expansion activities as opportunities arise. In connection with any development or expansion, we will be subject to various risks, including the following:

•                  we may abandon development or expansion activities, which may result in additional cost recognition;

•                  construction costs of a project may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable;

•                  we may not be able to obtain financing or to refinance construction loans, which generally have full recourse to us;

•                  we may not be able to obtain zoning, occupancy or other required governmental permits and authorizations;

•                  occupancy rates and rents at a completed project may not meet projections and, therefore, the project may not be profitable; and

•                  we may need Anchor, mortgage lender and property partner approvals, if applicable, for expansion or redevelopment activities.

If a development project is unsuccessful, our loss could exceed our investment in the project.

We may incur costs to comply with environmental laws.

Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership, operation and management of our properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. However, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

We are in a competitive business.

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from discount shopping centers, lifestyle centers, outlet malls, wholesale and discount shopping clubs, direct mail, telemarketing, television shopping networks and shopping via the Internet. Competition of this type could adversely affect our revenues and available cash for distribution.

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

We may not be able to obtain capital to make investments.

We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” for a REIT generally is that it distributes 90% of its net taxable income, excluding net capital gains. Our access to debt or equity financing depends on banks’ willingness to lend to us and on conditions in the capital markets in general. We and other companies in the real estate industry have experienced less favorable terms for bank loans and capital markets financing from time to time. In addition, our ability to complete offerings of debt securities on satisfactory terms in the future will depend, in part, on the status of our future credit ratings.  The current ratings of our senior unsecured long-term indebtedness are BB+ by Standard & Poor’s Ratings Group (“S&P”) and Ba1 by Moody’s Investors Service, Inc. (“Moody’s”). Either S&P or Moody’s, or both, may downgrade our credit rating at any time, which would make it more difficult to complete offerings of debt securities on satisfactory terms and would generally result in increased future borrowing costs and more restrictive covenants and may adversely affect our access to capital. Although we believe, based on current market conditions, that we will be able to finance investments we wish to make in the foreseeable future, financing might not be available on acceptable terms or may be affected by the amount of debt we have outstanding as a result of the Merger.

Some of our properties are subject to potential natural or other disasters.

A number of our properties are located in areas which are subject to natural disasters. For example, two of our properties, located in the New Orleans area, suffered major damage in 2005. It is uncertain as to whether the New Orleans area will recover to its prior economic strength.

We carry comprehensive liability, fire, flood, earthquake, windstorm, terrorism, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

If the Terrorism Risk Insurance Act is not extended beyond 2007, we may incur higher insurance costs and greater difficulty in obtaining insurance which covers terrorist-related damages. Our tenants may also experience similar difficulties.

We are subject to risks that affect the general retail environment.

Our concentration in the regional mall market means that we are subject to factors that affect the retail environment generally, including the level of consumer spending, the willingness of retailers to lease space in our shopping centers, department store consolidations and tenant bankruptcies. In addition, we are exposed to the risk that terrorist activities, or the threat of such activities, may discourage consumers from visiting our malls and impact consumer confidence.

Inflation may adversely affect our financial condition and results of operations.

Should inflation increase in the future, we may experience any or all of the following:

•                  decreasing tenant sales as a result of decreased consumer spending which could result in lower overage rents;

•                  difficulty in replacing or renewing expiring leases with new leases at higher base and/or overage rents; and

•                  an inability to receive reimbursement from our tenants for their share of certain operating expenses, including common area maintenance, real estate taxes and insurance.

Inflation also poses a potential threat to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt as well as result in higher interest rates on new fixed-rate debt.

RISKS RELATED TO OUR ORGANIZATIONAL AND FINANCIAL STRUCTURE THAT GIVE RISE TO OPERATIONAL AND FINANCIAL RISKS

As of December 31, 2005, both we and General Growth had material weaknesses in our internal control over financial reporting.

The reports for fiscal year 2005 included in General Growth’s Annual Report on Form 10-K include material weaknesses related to General Growth’s failure to maintain effective policies and procedures and sufficient personnel resources with appropriate technical accounting expertise to account for income taxes and to conduct a timely and accurate financial close.  We had these same material weaknesses as of December 31, 2005.  Although remediation efforts have begun and continue to be implemented, a material weakness indicates that there is more than a remote likelihood that a material misstatement of General Growth’s and our financial statements will not be prevented or detected in a future period. As a subsidiary of General Growth, these material weaknesses could impact our financial statements similarly. In addition, we cannot assure that further material weaknesses or significant deficiencies in internal control over financial reporting will not be identified in the future which will affect General Growth’s and our financial reporting. General Growth is taking steps to improve both its and our internal control over financial reporting. The efforts taken and to be taken are subject to continued management review supported by confirmation and testing by management, internal auditors, as well as audit committee oversight. However, if these remediation efforts are insufficient to address the identified material weaknesses, or if additional material weaknesses are discovered in the future, General Growth and we may fail to meet our future reporting obligations on a timely basis, and such internal control deficiencies could cause investors to lose confidence in our reported financial information.

Our substantial indebtedness could adversely affect our financial health and operating flexibility.

We have a substantial amount of indebtedness. As of December 31, 2005, we had an aggregate consolidated indebtedness outstanding of approximately $6.5 billion (Note 6). Approximately $1.6 billion of our aggregate indebtedness was unsecured, recourse indebtedness, while approximately $4.9 billion of this indebtedness was secured by our properties. A majority of the secured indebtedness was non-recourse to us. This indebtedness does not include our proportionate share of indebtedness incurred by our Unconsolidated Properties. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other desirable business opportunities.

Our substantial indebtedness could have important consequences to us including:

•                  limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;

•                  limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•                  increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates particularly given our substantial indebtedness which bears interest at variable rates;

•                  limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;

•                  limiting our ability or increasing the costs to refinance indebtedness; and

•                  limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

The terms of some of our outstanding debt (Note 6) require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests including ratios and tests based on leverage, interest coverage and net worth. These covenants affect, among other things, our ability to:

•                  incur indebtedness;

•                  create liens on assets;

•                  sell assets;

•                  make capital expenditures; and

•                  engage in mergers and acquisitions.

Given the restrictions in our debt covenants on these and other activities, we may be restricted in our ability to pursue other acquisitions, may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities.

A failure to comply with these covenants, including a failure to meet the financial tests or ratios, would likely result in an event of default and would allow the lenders to accelerate portions of our outstanding debt. If any of our debt is accelerated, our assets may not be sufficient to repay such debt in full.

We share control of some of our properties with other investors and may have conflicts of interest with those investors.

While we generally make all operating decisions for the Unconsolidated Properties, we are required to make other decisions with the other investors who have interests in the relevant property or properties. For example, the approval of certain of the other investors is required with respect to operating budgets and refinancing, encumbering, expanding or selling any of these properties. We might not have the same interests as the other investors in relation to these transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducement to the other investors to obtain a favorable resolution.

In addition, various restrictive provisions and rights apply to sales or transfers of interests in our jointly owned properties. These may work to our disadvantage because, among other things, we might be required to make decisions about buying or selling interests in a property or properties at a time that is disadvantageous to us or we might be required to purchase the interests of our partners in our jointly owned properties.

Bankruptcy of joint venture partners could impose delays and costs on us with respect to the jointly owned retail properties.

The bankruptcy of one of the other investors in any of our jointly owned shopping centers could materially and adversely affect the relevant property or properties. Under the bankruptcy laws, we would be precluded by the automatic stay from taking some actions affecting the estate of the other investor without prior approval of the bankruptcy court, which would, in most cases, entail prior notice to other parties and a hearing in the bankruptcy court. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

We are impacted by tax-related obligations to some of our partners.

We own properties through partnerships which have arrangements in place that protect the deferred tax situation of our existing third party limited partners. Violation of these arrangements could impose costs on us. As a result, we may be restricted with respect to decisions such as financing, encumbering, expanding or selling these properties.

Several of our joint venture partners are tax-exempt. As such, they are taxable to the extent of their share of unrelated business taxable income generated from these properties. As the managing partner in these joint ventures, we have obligations to avoid the creation of unrelated business taxable income at these properties. As a result, we may be restricted with respect to decisions such as financing and revenue generation with respect to these properties.

We may be restricted in our ability to dispose of certain TRCLP assets until the ten-year period after TRC’s election of REIT status expires in 2008 due to the potential incurrence of substantial tax liabilities by GGP on such dispositions due to applicable REIT regulations.

We have significant obligations under the Contingent Stock Agreement.

General Growth has assumed the obligations of TRC under the Contingent Stock Agreement, which we refer to as the “CSA.” The assumption includes the obligation under the CSA to issue shares of GGP common stock twice a year to the beneficiaries under the CSA and certain indemnification obligations. The number of shares is based upon the GGP stock price and upon a formula set forth in the CSA. In addition, the CSA requires the valuation of certain assets that we own as of December 31, 2009, which could result in the issuance of a significant number of additional shares of GGP common stock to the beneficiaries under the CSA.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our investment in real estate as of December 31, 2005 consisted of our interests in the properties in our Retail and Other and Master Planned Communities segments. In most cases, we also own the land underlying the retail properties; however, at certain of the properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Information regarding encumbrances on these properties is included in Schedule III of this Annual Report.

The following tables set forth certain information regarding the Consolidated Properties and the Unconsolidated Properties in our Retail Portfolio as of December 31, 2005  These tables do not reflect subsequent activity in 2006, including purchases, sales or consolidations of Anchor stores such as our 2006 purchase of one Mervyn’s anchor location. Anchors include all stores with gross leaseable area greater than 30,000 square feet.

Consolidated Retail Properties

		GLA
Name of Center	Location	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor Vacancies
Arizona Center (1)	Phoenix, AZ	168,429	82,426	AMC Theatres	—
Augusta Mall (1)	Augusta, GA	1,066,486	317,263	Dillard’s, JCPenney, Macy’s, Macy’s Home Store, Sears	—
Bayside Marketplace (1)	Miami, FL	225,446	225,446	N/A	N/A
Beachwood Place	Beachwood, OH	912,105	332,525	Dillard’s, Nordstrom, Saks Fifth Avenue	—
Canyon Point Village Center	Las Vegas, NV	65,600	65,600	N/A	N/A
Collin Creek	Plano, TX	1,113,307	323,224	Dillard’s, Foley’s, JCPenney, Mervyn’s, Sears	—
Faneuil Hall Marketplace (1)	Boston, MA	203,313	203,313	N/A	—
Fashion Place (1)	Murray, UT	876,472	310,499	Dillard’s, Nordstrom, Sears	—
Fashion Show	Las Vegas, NV	1,896,194	536,303	Bloomingdale’s Home, Dillard’s, Macy’s, Neiman Marcus, Nordstrom, Robinsons-May, Saks Fifth Avenue	1
Governor’s Square (1)	Tallahassee, FL	1,023,031	331,426	Dillard’s, JCPenney, Macy’s, Sears	—
Harborplace (1)	Baltimore, MD	143,928	143,928	N/A	—
Hulen Mall	Fort Worth, TX	940,324	343,754	Dillard’s, Foley’s, Sears	—
Lakeside Mall	Sterling Heights, MI	1,505,619	483,021	JCPenney, Lord & Taylor, Marshall Field’s, Marshall Field’s Mens & Home, Sears	—
Mall St. Matthews	Louisville, KY	1,107,046	391,341	Dillard’s, Dillard’s Men’s & Home, JCPenney	1
Metro Plaza	Baltimore, MD	95,108	95,108	N/A	—
Mondawmin Mall	Baltimore, MD	294,841	294,841	N/A	—
North Star Mall	San Antonio, TX	1,257,095	430,270	Dillard’s, Foley’s, Macy’s, Mervyn’s, Saks Fifth Avenue	—
Oakwood Center	Gretna, LA	944,659	346,312	Dillard’s, JCPenney, Mervyn’s, Sears	—
Oviedo Marketplace	Oviedo, FL	951,473	333,589	Dillard’s, Macy’s, Regal Cinemas, Sears	—
Owings Mills Mall	Owing Mills, MD	1,083,447	436,410	Hecht’s, JCPenney, Macy’s	1
Oxmoor Center	Louisville, KY	930,704	283,494	Dick’s Sporting Goods, Macy’s, Sears, Von Maur	—
Paramus Park	Paramus, NJ	769,856	310,799	Macy’s, Sears	—
Pioneer Place (1)	Portland, OR	368,070	287,070	Saks Fifth Avenue	—
Providence Place (1)	Providence, RI	1,275,818	638,229	Filene’s, National Amusements Cinema 16, Nordstrom, JCPenney	1
Ridgedale Center	Minnetonka, MN	1,021,910	319,530	JCPenney, Marshall Field’s Mens & Home, Marshall Field’s Womens, Sears	—
Riverwalk Marketplace (1)	New Orleans, LA	186,415	186,415	N/A	—
South Street Seaport (1)	New York, NY	285,012	285,012	N/A	—
Southland Center	Taylor, MI	875,681	292,644	JCPenney, Marshall Field’s, Mervyn’s	—
Staten Island Mall	Staten Island, NY	1,282,205	611,116	Macy’s, Macy’s Home Store, Sears, JCPenney	—
The Gallery at Harborplace (1)	Baltimore, MD	130,158	130,158	N/A	—

Consolidated Retail Properties

		GLA
Name of Center	Location	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor Vacancies
The Mall in Columbia	Columbia, MD	1,392,967	592,799	Hecht’s, JCPenney, Lord & Taylor, Nordstrom, Sears	—
The Shops at La Cantera (2)	San Antonio, TX	1,010,977	381,977	Dillard’s, Foley’s, Neiman Marcus, Nordstrom	—
The Streets at Southpoint (2)	Durham, NC	1,327,165	580,244	Hecht’s, Hudson Belk, JCPenney, Nordstrom, Sears	—
Village Of Cross Keys Retail	Baltimore, MD	73,982	73,982	N/A	—
Westlake Center (1)	Seattle, WA	104,631	104,631	N/A	—
White Marsh Mall	Baltimore, MD	1,151,331	366,736	Hecht’s, JCPenney, Macy’s, Sears	1
Willowbrook	Wayne, NJ	1,523,691	495,691	Bloomingdale’s, Lord & Taylor, Macy’s, Sears	—
Woodbridge Center	Woodbridge, NJ	1,634,126	549,091	Dick’s Sporting Goods, Fortunoff, JCPenney, Lord & Taylor, Macy’s, Sears	—
		31,218,622	12,516,217

(1) A portion of the property is subject to ground lease.

(2) Owned in a joint venture with independent, non-controlling minority investors.

Unconsolidated Retail Properties

			GLA
Name of Center	Location (1)	Ownership Interest %	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor Vacancies
Bridgewater Commons	Bridgewater, NJ	35	880,787	344,898	AMC Theatres, Bloomingdale’s, Lord & Taylor, Macy’s	—
Centerpointe Village Center	Summerlin, NV	50	144,635	144,635	Albertsons, Sav-On Drug Store	—
Christiana Mall	Newark, DE	50	1,083,587	312,183	JCPenney, Lord & Taylor, Macy’s, Strawbridge’s	—
Highland Mall (1)	Austin, TX	50	1,104,179	385,438	Dillard’s, Dillard’s Men’s, Foley’s, JCPenney	—
Lake Mead & Buffalo Partners Village Center	Summerlin, NV	50	150,948	150,948	Hollywood Video, Wells Fargo Bank	—
Mizner Park (1)	Boca Raton, FL	50	236,599	125,777	Mizner Park Cinema, Robb & Stucky	—
Oakbrook Center	Oakbrook (Chicago), IL	50	2,119,809	834,829	Bloomingdale’s Home, Crate & Barrel, Lord & Taylor, Marshall Field’s, Neiman Marcus, Nordstrom, Sears, Eddie Bauer	—
Park Meadows	Littleton, CO	35	1,630,538	607,538	Dillard’s, Foley’s, JCPenney, Nordstrom	1
Perimeter Mall	Atlanta, GA	50	1,561,219	507,945	Bloomingdale’s, Dillard’s, Macy’s, Nordstrom	—
Towson Town Center	Towson, MD	35	939,255	520,126	Hecht’s, Nordstrom, Nordstrom Rack	—
Trails Village Partners	Summerlin, NV	50	174,660	174,660	Longs Drug Store, Vons Grocery Store	—
Village Of Merrick Park (1)	Coral Gables, FL	40	742,914	412,914	Neiman Marcus, Nordstrom	—
Water Tower Place	Chicago, IL	52	712,798	285,755	Lord & Taylor, Marshall Field’s	—
			11,481,928	4,807,646

(1) A portion of the property is subject to ground lease.

Leasing

The following schedule shows scheduled lease expirations in our Retail Portfolio over the next five years.

Lease Expiration Schedule

	Consolidated*			Unconsolidated*
		Square	Rent Per		Square	Rent Per
	Base Rent	Footage	Square Foot	Base Rent	Footage	Square Foot
	(in thousands)	(in thousands)		(in thousands)	(in thousands)

2006	$36,027	987	$36.50	$7,995	191	$41.86
2007	36,958	911	40.57	6,485	162	40.03
2008	41,250	1,050	39.29	6,400	158	40.51
2009	37,783	840	44.98	6,380	129	49.46
2010	45,099	1,086	41.53	7,492	160	46.83

Total at share	$197,117	4,874	$40.44	$34,752	800	$43.44

* Excludes Anchors, community centers and tenants paying overage rents in lieu of base minimum rent. Unconsolidated amounts reflected at our ownership shares.

Occupancy for the Retail Portfolio as of December 31, 2005 was 93.2%.

Anchors

Anchors have traditionally been a major component of a regional shopping center. Although certain properties in the Retail Portfolio have Anchors or significant tenants other than department stores, Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to Mall Store tenants. The centers in the Retail Portfolio receive a smaller percentage of their operating income from Anchors than from Mall Stores. While the market share of traditional department store Anchors has been declining, strong Anchors continue to play an important role in maintaining customer traffic and making the centers in the Retail Portfolio desirable locations for Mall Store tenants.

The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor in the Retail Portfolio as of December 31, 2005.

	Consolidated		Unconsolidated		Total
	Total Stores	Square Feet (000’s)	Total Stores	Square Feet (000’s)	Total Stores	Square Feet (000’s)
Federated Department Stores, Inc.(1)
Bloomingdale’s	1	260	2	373	3	633
Bloomingdale’s Home	1	100	1	92	2	192
Filene’s	1	200	—	—	1	200
Foley’s	3	650	3	579	6	1,229
Hecht’s	5	776	1	194	6	970
Lord & Taylor	4	525	4	560	8	1,085
Macy’s	13	2,731	3	772	16	3,503
Macy’s Home Store	2	202	—	—	2	202
Marshall Field’s	2	499	4	665	6	1,164
Marshall Field’s Mens & Home	2	239	—	—	2	239
Marshall Field’s Womens	1	202	—	—	1	202
Robinsons-May	1	202	—	—	1	202
Strawbridge’s	—	—	1	208	1	208
Total Federated Department Stores, Inc.	36	6,586	19	3,443	55	10,029

Sears Holdings Corporation
Sears	17	3,249	1	284	18	3,533
Total Sears Holdings Corporation	17	3,249	1	284	18	3,533

Dillard’s Inc.
Dillard’s	11	2,208	4	909	15	3,117
Dillard’s Men’s	—	—	1	80	1	80
Dillard’s Men’s & Home	1	220	—	—	1	220
Total Dillard’s Inc.	12	2,428	5	989	17	3,417

JCPenney Company, Inc.
JCPenney	14	2,293	3	540	17	2,833
Total JCPenney Company, Inc.	14	2,293	3	540	17	2,833

Nordstrom, Inc.
Nordstrom	6	1,023	6	1,244	12	2,267
Total Nordstrom, Inc.	6	1,023	6	1,244	12	2,267

Saks Holdings, Inc.
Saks Fifth Avenue	7	478	—	—	7	478
Total Saks Holdings, Inc.	7	478	—	—	7	478

The Neiman Marcus Group, Inc.
Neiman Marcus	1	167	3	362	4	529
Total The Neiman Marcus Group, Inc.	1	167	3	362	4	529

MDS Texas Realty I (2)
Mervyn’s	4	347	—	—	4	347
Total MDS Texas Realty I	4	347	—	—	4	347

Belk, Inc.
Belk	1	180	—	—	1	180
Total Belk, Inc.	1	180	—	—	1	180

Others	7	706	4	202	11	908

Grand Total	105	17,457	41	7,064	146	24,521

(1)          In August 2005, Federated Department Stores, Inc. completed its merger with May Department Stores Company. In July and October, Federated announced planned store closings which included four of our Anchor stores. We may purchase some of these stores.

(2)          In 2006, we acquired one Mervyn’s anchor location for a purchase price of approximately $9 million.

Non-Retail Properties

See Item 1 “Narrative Description of Business” for information regarding our other properties (office, industrial and mixed-use buildings) and our Master Planned Communities segment.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company, its subsidiaries, nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company, its subsidiaries, or any of the Unconsolidated Real Estate Affiliates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

N/A.

Part II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

TRC’s common stock was, until the Merger on November 12, 2004, listed on the New York Stock Exchange (“NYSE”) and was traded under the symbol “RSE.” Immediately following the Merger, the common stock was delisted from the NYSE and through a series of transactions, TRC was converted to a limited partnership with all of the partnership interests now held by GGP through its subsidiaries. Accordingly, there is no market for our common equity and therefore no amounts or information under this Item 5 are applicable or reported.

ITEM 6.                             SELECTED FINANCIAL DATA.

The following table (in thousands) sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	Post-Merger basis		Pre-Merger basis
	2005	11/13/2004 to 12/31/2004	1/1/2004 to 11/12/2004	2003	2002	2001

Operating Data*
Revenues	$1,373,720	$198,248	$1,035,360	$1,080,686	$909,990	$778,974
Depreciation and amortization	(323,367)	(34,895)	(159,629)	(163,528)	(121,706)	(90,861)
Other operating expenses	(743,924)	(114,919)	(517,261)	(551,040)	(492,786)	(424,585)
Interest expense, net	(252,564)	(32,305)	(206,815)	(220,152)	(201,107)	(172,151)
Income allocated to minority interest	(1,474)	(562)	(3,152)	(3,341)	(2,985)	(2,013)
Provision for income taxes	(48,779)	(1,992)	(63,941)	(42,598)	(29,776)	(28,432)
Equity in income of unconsolidated affiliates	22,104	749	22,265	31,421	33,259	32,435
Other provisions and losses, net	—	—	(133,271)	(17,289)	(21,748)	(748)
Impairment losses on operating properties	—	—	—	—	—	(374)
Net gains (losses) on dispositions of interests in operating properties	—	—	14,100	26,632	38,324	(59)
Income (loss) from continuing operations	25,716	14,324	(12,344)	140,791	111,465	92,186

Discontinued operations	14,317	983	52,390	119,798	28,386	18,773
Income before cummulative effect of accounting change	40,033	15,307	40,046	260,589	139,851	110,959

Cumulative effect of accounting change	—	—	—	—	—	(253)
Net income	$40,033	$15,307	$40,046	$260,589	$139,851	$110,706

Balance Sheet Data
Total Assets	$13,835,131	$14,038,007		$6,639,244	$6,394,151	$4,880,443
Total Debt	6,503,073	5,744,317		4,444,492	4,441,477	3,488,820

*      Results for prior periods have been restated to reflect the reclassification of disposed properties in 2005 to discontinued operations (Note 4).

The above financial information is presented on the TRC historical cost (Pre-Merger) basis of accounting up to 11/12/04 and on a purchase accounting (Post-Merger) adjusted basis for the remainder of 2004 and for the full year 2005 (Notes 1 and 3). Accordingly, certain Pre-Merger operating data may not be comparable to similarly-captioned items on the Post-Merger basis.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes. See also the Glossary at the end of this Item 7 for definitions of selected terms used in this Annual Report.

Management’s Overview and Summary

We operate our business in two segments: the Retail and Other segment and the Master Planned Communities segment. Our primary business (our Retail and Other segment) is the ownership, management, leasing and development of retail and office rental properties. We also develop and sell land for residential, commercial and other uses primarily in master planned communities (our Master Planned Communities segment). Management believes the most significant operating factor affecting incremental revenues and cash flow and real estate net operating income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties. These rental revenue increases are primarily achieved by re-leasing existing space at higher current rents, increasing occupancy which results in more space generating rent and increasing tenant sales which results in increased overage rents. The expansion and renovation of a property also results in increased cash flows and net income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of December 31, 2005, we had 5 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million) for a total forecasted cost of approximately $92.4 million (including our ownership share of Unconsolidated Properties). In addition, management considers changes in interest rates to be the most significant external factor in determining trends in cash flow or income from continuing operations. Interest rates have risen in recent months and could continue to rise in future months, which could adversely impact our future cash flow and net income.

Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. We develop and sell finished and undeveloped land in such communities to builders and other developers for residential, commercial and other uses.

At December 31, 2005, the Company owned 38 operating retail or mixed-use centers, and 53 operating office buildings (the “Consolidated Retail Properties”) and interests in 13 retail or mixed-use properties and 5 office buildings through investments in Unconsolidated Real Estate Affiliates (the “Unconsolidated Retail Properties”). For the purposes of this report, the Consolidated Retail Properties and the Unconsolidated Retail Properties are collectively referred to as our “Operating Property Portfolio.” During December 2005, 37 office buildings and industrial buildings were sold to independent third party operators in two separate transactions as more fully described in Note 4. In addition, our Master Planned Communities segment includes our interest in The Woodlands, a master planned community in the Houston, Texas metropolitan area. This project is classified in our Unconsolidated Real Estate Affiliates. Reference is made to Notes 2 and 5 for a further discussion of our investments in Unconsolidated Real Estate Affiliates.

Two of our operating retail properties (Oakwood Center in Gretna, Louisiana and Riverwalk, located near the convention center in downtown New Orleans) were closed in September 2005, when a hurricane struck the area. Although property damage in the New Orleans area was generally due to hurricane effects, the damage to Oakwood Center and Riverwalk was from arson and vandalism. Riverwalk partially re-opened on November 21, 2005 at a substantially reduced occupancy level. The Sears store at Oakwood Center is operating at a reduced level. Two other anchor stores at Oakwood Center are expected to re-open in 2006 and following repair and restoration, the remainder of the property is expected to open on or before Fall 2007. We have comprehensive insurance coverage for both property damage and business interruption. The restoration effort at the properties is expected to include replacing portions of the building, landscaping and furnishings. The net book value of the property damage is currently estimated to be approximately $53 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate. Changes to these estimates will be recorded in the periods in which they are determined. As of December 31, 2005, we have recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed these amounts. While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties and certain business interruption amounts, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has been made as to the total amount or timing of those insurance payments. As of December 31, 2005, $5 million in insurance proceeds related to the Oakwood property has been received, which has been offset against this insurance recovery receivable. In January 2006, we received an additional $5 million in insurance proceeds with respect to Oakwood and $2.5 million in insurance proceeds related to Riverwalk. As only a portion of the repairs have taken place as of December 31, 2005, substantially all of the remaining $63.4 million receivable recorded represents the recovery of the net book value of fixed assets written off. The cost recoveries have been recorded on the expense line item to which they relate, and therefore there is no significant impact to any line item or our overall results. However, included in property operating expenses in 2005 are approximately $1 million of costs which, when fully expended, are not expected to be recoverable from insurance proceeds due to insurance policy deductibles.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables, deferred taxes, initial valuations and related amortization periods of property, deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales. Actual results could differ from those estimates.

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

•                  Cost ratios. Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The increase in the basis of the land due to purchase price accounting adjustments has resulted in a significant increase in the cost ratios of our projects. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

•      Revenue recognition and related matters.  Minimum rent revenues are recognized on a straight-lined basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Straight-line rents receivable represents the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. Overage rents are recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shipping center operating expenses and are generally recognized as revenues in the period the related costs are incurred. Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met. Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installation or cost recovery methods, as appropriate in the circumstances. For land sale transactions in which we are required to perform additional services and incur significant costs after title has passed, revenues and cost of sales are recognized on a percentage of completion basis.

•                  Recoverable amounts of receivables and deferred taxes. We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts. The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility. For straight-line rents, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts. For deferred taxes, an assessment of the recoverability of the current tax asset considers the current expiration periods of the prior net operating loss carryforwards and the estimated future taxable income of our taxable REIT subsidiaries (“TRS entities”). The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees and our TRS entities.

•                  Capitalization of development and leasing costs. We capitalize the costs of development and leasing activities of our properties. These costs are incurred both at the property location and at the regional and corporate office level. The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases. Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized, and as a result, the amount of depreciation recognized.

Purchase Accounting for the Merger

The following table summarizes the final estimated fair values of our assets at the date of the Merger with GGP. These fair values are based, in part, on third-party market valuations. These fair values have been revised from the preliminary estimates.

(In Thousands)	Estimated Fair Value at November 12, 2004
Land	$1,311,991
Buildings and equipment	8,181,562
Developments in progress	331,092
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,285,502
Investment land and land held for development and sale	1,699,779
Cash and cash equivalents	29,077
Accounts and notes receivable	81,954
Goodwill	420,624
Prepaid expenses and other assets:
Below-market ground leases	358,524
Above-market tenant leases	108,218
Other	385,030
851,772
$14,193,353

Results of Operations

General

Our Retail and Other revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Our Master Planned Communities revenues are primarily received from land sales for residential and commercial purposes.

The accounting policies of the segments are the same as those described in Note 2, except that we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures using the proportionate share method rather than the equity method. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, the 2005 operations listed below reflect the application of purchase accounting as described below and in Notes 1, 2 and 3.

Our consolidated results of operations in 2005 as compared to 2004 and 2003 were impacted by the application of purchase accounting as a result of the Merger. Operations for 2005 are presented on a purchase accounting adjusted Post-Merger basis, where assets and liabilities at the Merger date have been adjusted to estimated fair values. Certain elements of our operations are significantly changed by these adjustments such as depreciation being calculated on assets revalued to fair value, tenant and ground rents adjusted for above- and below-market leases and interest expense adjusted for non-market debt instruments. For additional information regarding this purchase accounting, see the table above and Note 3. For a reconciliation of Real Estate Property Net Operating Income (“NOI”) for our two operating segments to GAAP-basis operating income and income from continuing operations and for a reconciliation of segment revenues to GAAP-basis consolidated revenues, see Note 16. In addition, the following comparisons use the full years for 2005 and 2003 and the aggregation of the period from January 1, 2004 through November 12, 2004 which is on TRC’s historical cost basis (Pre-Merger basis) and the period from November 13, 2004 through December 31, 2004 which reflects the results of operations after purchase.

accounting adjustments (Post-Merger basis) as the comparable periods. However, due to the magnitude of the effect of purchase accounting, certain line-item comparisons between Pre-Merger and Post-Merger results may not be meaningful.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Retail and Other Segment

Operating results of the Retail and Other segment are summarized as follows (in thousands):

	Post-Merger basis
	2005	2004
			Pre-Merger basis
	Year Ended December 31	November 13 to December 31	January 1 to November 12	Year Ended December 31	$ Change	% Change

Property revenues:
Minimum Rents	$718,641	$97,724	$560,011	$657,735	$60,906	9.3%
Tenant Recoveries	335,935	39,758	253,454	293,212	42,723	14.6
Overage Rents	19,861	4,736	11,111	15,847	4,014	25.3
Other, including net discontinued operations	113,364	21,662	114,970	136,632	(23,268)	(17.0)
Total property revenues	1,187,801	163,880	939,546	1,103,426	84,375	7.6
Property operating expenses:
Real estate taxes	94,956	12,085	76,090	88,175	6,781	7.7%
Repairs and maintenance	92,682	10,394	69,150	79,544	13,138	16.5
Marketing	21,269	1,614	7,109	8,723	12,546	143.8
Other property operating costs	259,728	41,680	236,362	278,042	(18,314)	(6.6)
Provision for doubtful accounts	8,129	—	13,967	13,967	(5,838)	(41.8)
Total property operating expenses	476,764	65,773	402,678	468,451	8,313	1.8
Real estate property net operating income	$711,037	$98,107	$536,868	$634,975	$76,062	12.0

Minimum rents increased primarily as a result of acquisitions and purchase accounting. Minimum rents also include the net effect of above- and below-market lease rent accretion pursuant to SFAS 141 and 142 (substantially all due to the Merger – Note 3) of $6.2 million in 2005 and $0.4 million in 2004.

Tenant recoveries increased $2 million as a result of acquisitions and $41 million due to higher recoverable expenses at various properties.

Other property revenues decreased primarily as a result of approximately $11.3 million of previously billed conference center revenues at the Woodlands office properties being reduced by agreement, a reduction of approximately $3.3 million in reduced operations in 2005 versus 2004 from properties sold and approximately $7.7 million from a reduced level of Woodlands recreational, resort and other income in 2005.

Real estate taxes increased $6.8 million in 2005 as a result of the acquisition of Oxmoor in 2004 and the opening of La Cantera in 2005 as well as a result of increased property taxes at certain of our properties, including $1.3 million at Beachwood Place and $1.2 million at Providence Place due to the recent completion of renovations at such properties.

Master Planned Communities Segment

Community development operations relate to the communities of Summerlin, Nevada; Columbia, Emerson and Stone Lake in Howard County, Maryland; Fairwood in Prince George’s County, Maryland; and The Woodlands in Houston, Texas. We have also acquired developable land in the Houston, Texas metropolitan area (which we call “Bridgelands”) and began significant development activities at the

Bridgelands in 2004 and lot sales in early 2006. We refer to the Maryland properties as our Columbia-based operations.

Revenues and operating income from land sales are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidence, regional economic conditions in the Baltimore/Washington, D.C., Las Vegas and Houston metropolitan areas, levels of homebuilder inventory, availability of saleable land for particular uses and our decisions to sell, develop or retain land. We believe that land sales in 2005 and 2004 benefited from strong housing demand, historically low interest rates, availability of mortgage financing and growing consumer confidence. Should interest rates continue their recent increasing trend or consumer confidence decline, land sales may be adversely affected. Revenues for master planned communities include land sales to developers and participations with builders in their sales of finished homes to homebuyers.

Operating results of the Master Planned Communities segment are summarized as follows (in thousands):

	Post-Merger basis
	2005	2004
			Pre-Merger basis
	Year Ended December 31	November 13 to December 31	January 1 to November 12	Year Ended December 31	$ Change	%Change

Nevada-based Operations:
Revenues	$274,951	$26,258	$220,264	$246,522	$28,429	11.5%
Operating costs and expenses	220,289	25,460	142,747	168,207	52,082	31.0
NOI	$54,662	$798	$77,517	$78,315	$(23,653)	(30.2)

Columbia-based Operations:
Revenues	$110,613	$43,803	$63,197	$107,000	$3,613	3.4%
Operating costs and expenses	90,801	41,932	25,268	67,200	23,601	35.1
NOI	$19,812	$1,871	$37,929	$39,800	$(19,988)	(50.2)

Houston-based Operations:
Revenues	$82,730	$41,719	$88,874	$130,593	$(47,863)	(36.7)%
Operating costs and expenses	61,551	41,778	85,015	126,793	(65,242)	(51.5)
NOI	$21,179	$(59)	$3,859	$3,800	$17,379	457.3

Total:
Revenues	$468,294	$111,780	$372,335	$484,115	$(15,821)	(3.3)%
Operating costs and expenses	372,641	109,170	253,030	362,200	10,441	2.9
NOI	$95,653	$2,610	$119,305	$121,915	$(26,262)	(21.5)

Purchase price accounting adjustments had a significant effect on NOI of our Master Planned Communities segment. By allocating the cost of the Merger to our assets based on their fair values, we have increased the basis in our community development land assets. This resulted in a significant increase in our cost of land sales in 2005 when compared to 2004. In addition, purchase price accounting adjustments have resulted in a decrease in builder price participation revenues in 2005 when compared to 2004 as receipts of builder price participation payments in 2005 related to lots sold prior to the Merger were, due to purchase accounting, recorded as reductions in the cost basis of our land assets.

Revenues from Summerlin and other Nevada-based operations increased $28.4 million and NOI decreased $23.7 million for the year ended December 31, 2005 compared to 2004. The increases in revenues were primarily attributable to increased residential sales partially offset by lower builder price participation revenues as a result of purchase price accounting adjustments. The decreases in NOI were primarily attributable to higher cost of land sales due to purchase price accounting adjustments.

Revenues from Columbia-based operations increased $3.6 million and NOI decreased $20.0 million for the year ended December 31, 2005 compared to 2004. The increases in revenues were primarily attributable to higher sales pace in our Prince George’s County community and higher commercial land sales in Columbia. These increases were partially offset by a decrease in builder price participation revenues as a result of purchase accounting adjustments. The decreases in NOI were primarily attributable to higher cost of land sales due to purchase price accounting adjustments.

Revenues from our Houston-based operations were attributable to The Woodlands as land sales did not commence until early 2006 at The Bridgelands. Revenues from Houston-based operations decreased $47.9 million and NOI increased $17.4 million for the year ended December 31, 2005 compared to 2004. The decreases in revenues were primarily attributable to decreased residential and commercial land sales. The increases in NOI were attributable to the effect of the sale of certain lots in 2004 with high cost basis and due to lower general and administrative costs in 2005. Purchase price accounting adjustments did not significantly affect the Houston-based operations. The cost allocated to The Woodlands through the purchase price allocation approximated our Pre-Merger carrying value since there was not a significant increase in value from our December 2003 acquisition of a 52.5% interest in the project to the date of the Merger with GGP.

We expect the results of master planned communities to remain strong in 2006, assuming continued favorable market conditions in the Las Vegas, Houston, Howard County and Prince George’s County regions. Land sales activity at our newest project, The Bridgelands in Houston, Texas, commenced in early 2006.

Certain Significant Consolidated Operating Information

	Post-Merger basis
	2005	2004
			Pre-Merger basis
(Dollars in thousands)	Year Ended December 31	November 13 to December 31	January 1 to November 12	Year Ended December 31	$ Change	% Change

Tenant rents	$927,854	$121,978	$704,153	$826,131	$101,723	12.3%
Land sales	385,205	66,436	281,640	348,076	37,129	10.7
Property operating costs	369,879	45,510	288,634	334,144	35,735	10.7
Land sales operations	311,815	63,767	167,769	231,536	80,279	34.7
Management and other fees	13,968	2,293	12,093	14,386	(418)	(2.9)
Property management and other costs	55,873	5,642	47,798	53,440	2,433	4.6
Depreciation and amortization	323,367	34,895	159,629	194,524	128,843	66.2
Other provisions and losses, net	—	—	133,271	133,271	(133,271)	(100.0)
Interest expense	259,927	34,565	215,072	249,637	10,290	4.1
Income taxes	48,779	1,992	63,941	65,933	(17,154)	(26.0)

Tenant rents:  The amounts represent minimum rents, tenant recoveries, and overage rents. The rents increased by $101.7 million primarily as a result of acquisitions and purchase accounting as presented above in the discussion of segment results.

Land Sales:  The amounts represent the sales for residential and commercial purposes from our Master Planned Communities. Land sales increased by $37.1 million in 2005 compared to the same period in 2004, primarily due to higher sales prices and volumes of residential sales in 2005.

Property operating costs:  The amounts represent real estate taxes, repairs and maintenance, marketing, other property operating expenses, property management, and other costs, and provision for doubtful accounts related to our operating properties. Property operating expenses increased $35.7 million in 2005 compared to the same period in 2004, primarily due to acquisitions and renovations as well as higher recoverable expenses.

Land sales operations:  Land sales operations increased $80.3 million in 2005 compared to the same period in 2004. The increase is primarily a result of purchase accounting as explained above in the discussion of segment results.

Management and other fees:  The amounts represent fees that we receive for managing primarily unconsolidated properties in our Operating Property Portfolio. We do not manage properties in which we do not have an ownership interest.

Property management and other costs:  The amounts represent certain general and administrative costs that are not allocated to our business segments. These expenses increased $2.4 million for the year ended December 31, 2005 compared to 2004.

Depreciation and amortization:  Depreciation and amortization expense increased $128.8 million for the year ended December 31, 2005 compared to 2004. The increases are primarily attributable to the increase in the property basis as a result of purchase accounting adjustments and to the property acquisitions in 2004.

Other provisions and losses, net:  Other provisions decreased $133.3 million for 2005 compared to the same period in 2004. The decreases are primarily related to the incurrence of Merger-related costs in 2004, the redemption of The Rouse Company-obligated mandatorily redeemable preferred securities in the first quarter of 2004 and pension plan settlement losses in the first and second quarter of 2004. Our pension plan was terminated in 2004 (Note 11).

Interest expense:  Interest expense increased $10.3 million for the year ended December 31, 2005, compared to 2004. Through new mortgage financings and refinancing existing mortgages, we have increased our outstanding debt balance from $5.7 billion as of December 31, 2004 to $6.5 billion as of December 31, 2005. Increases in interest expense as a result of such financing activity were offset by the effect of purchase accounting adjustments to the carrying value of debt and increased capitalized interest.

Income taxes:  Income tax expenses decreased $17.2 million for the year ended December 31, 2005 compared to 2004. The decreases were primarily attributable to decreased revenues in taxable entities, primarily Master Planned Communities.

Discontinued operations: The operating results of properties included in discontinued operations are as follows (in thousands):

	Post-Merger basis
	2005	2004
			Pre-Merger basis
	Year Ended December 31	November 13 to December 31	January 1 to November 12	Year Ended December 31

Revenues	$24,275	$2,812	$23,486	$26,298
Operating expenses, exclusive of depreciation and amortization	(10,388)	(1,061)	(8,402)	(9,463)
Interest expense (net)	(339)	1	(330)	(329)
Depreciation and amortization	(5,480)	(769)	(6,763)	(7,532)
Impairment losses on operating properties	—	—	(432)	(432)
Gains on dispositions of interests in operating properties, net	6,249	—	45,213	45,213
Income allocated to minority interests	—	—	(382)	(382)
Discontinued operations	$14,317	$983	$52,390	$53,373

In December 2005, we sold 37 office and industrial buildings in two separate asset sale transactions. We recognized an aggregate gain of approximately $6.2 million on such transactions as more fully described in Note 4.

Net income:  Net income for 2005 was $40.0 million and the net income for 2004 was $55.4 million. The change in net income was attributable to the factors discussed above, including merger-related costs and the effect of purchase accounting and merger-related financing.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Retail and Other Segment

Operating results of the Retail and Other segment are summarized as follows (in thousands):

	2004			2003
	Pre-Merger basis	Post-Merger basis		Pre-Merger basis
	January 1 to November 12	November 13 to December 31	Year Ended December 31	Year Ended December 31	$ Change	% Change

Property revenues:
Minimum Rents	$560,011	$97,724	$657,735	$598,772	$58,963	9.8%
Tenant Recoveries	253,454	39,758	293,212	259,054	34,158	13.2
Overage Rents	11,111	4,736	15,847	12,679	3,168	25.0
Other, including discontinued operations	114,970	21,662	136,632	109,837	26,795	24.4
Total property revenues	939,546	163,880	1,103,426	980,342	123,084	12.6
Property operating expenses:
Real estate taxes	76,090	12,085	88,175	78,605	9,570	12.2%
Repairs and maintenance	69,150	10,394	79,544	73,144	6,400	8.7
Marketing	7,109	1,614	8,723	7,063	1,660	23.5
Other property operating costs	236,362	41,680	278,042	197,326	80,716	40.9
Provision for doubtful accounts	13,967	—	13,967	12,754	1,213	9.5
Total property operating expenses	402,678	65,773	468,451	368,892	99,559	27.0
Real estate property net operating income	$536,868	$98,107	$634,975	$611,450	$23,525	3.8

Our operations for 2004 compared to 2003 were impacted by the following acquisitions:

•      In April 2003, we acquired Christiana Mall, a regional retail center in Newark, Delaware. We subsequently conveyed a 50% interest in this property in June 2003 pursuant to the terms of a participating mortgage that we assumed in the acquisition.

•      In August 2003, we acquired the remaining interest in Staten Island Mall, a regional retail center in Staten Island, New York.

•      In October 2003, we opened the redevelopment of Fashion Show, a retail center on “the Strip” in Las Vegas, Nevada.

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

Minimum rents increased primarily as a result of the acquisitions in 2003 and 2004 listed above and the opening of the 2003 expansion of the Fashion Show property. Such increases were partially offset by the dispositions in 2003 and 2004 listed above.

Tenant recoveries, overage rents and other property revenues each increased primarily as a result of the acquisition of interests in properties in 2004 and 2003 as described above and the opening of the second Phase of Fashion Show and additional components of the Village of Merrick Park in 2003.

Marketing and other property operating costs also increased primarily as a result of net acquisition activity in 2004 and 2003, as well as increased expansion space being placed in service at certain properties.

Master Planned Communities Segment

Operating results of the Master Planned Communities segment are summarized as follows (in thousands):

	2004			2003
	Pre-Merger basis	Post-Merger basis		Pre-Merger basis
	January 1 to November 12	November 13 to December 31	Year Ended December 31	Year Ended December 31	$ Change	% Change

Nevada-based Operations:
Revenues	$220,264	$26,258	$246,522	$221,451	$25,071	11.3%
Operating costs and expenses	142,747	25,460	168,207	144,752	23,455	16.2
NOI	$77,517	$798	$78,315	$76,699	$1,616	2.1
Columbia-based Operations:
Revenues	$63,197	$43,803	$107,000	$69,988	$37,012	52.9%
Operating costs and expenses	25,268	41,932	67,200	22,796	44,404	194.8
NOI	$37,929	$1,871	$39,800	$47,192	$(7,392)	(15.7)
Houston-based Operations:
Revenues	$88,874	$41,719	$130,593	$—	$130,593	—%
Operating costs and expenses	85,015	41,778	126,793	—	126,793	—
NOI	$3,859	$(59)	$3,800	$—	$3,800	—

Total:
Revenues	$372,335	$111,780	$484,115	$291,439	$192,676	66.1%
Operating costs and expenses	253,030	109,170	362,200	167,548	194,652	116.2
NOI	$119,305	$2,610	$121,915	$123,891	$(1,976)	(1.6)

Revenues and NOI from Nevada-based operations increased $25.1 million and $1.6 million, respectively, in 2004. The increase in revenues is primarily due to the sale of substantially all remaining investment land at Hughes Center in Las Vegas and in California in 2004. There were no significant sales of investment land in 2003.

Revenues from Columbia-based operations increased $37.0 million and NOI decreased $7.4 million in 2004. The changes were attributable primarily to higher land sales for commercial uses and the land sales occurring in Fairwood. We acquired our partners’ interest in Fairwood in January 2004 and, as a result, we allocated our purchase price to the assets of this project based on their fair values. As a result of the Fairwood acquisition, subsequent sales in Fairwood have lower average operating margins than those in other Columbia-based communities. The decrease in NOI is primarily due to the impact on cost of sales in the Post-Merger period in 2004 due to the allocation of Merger and acquisition costs to property sold in the period.

Revenues and NOI from Houston-based operations in 2004 relate to master planned community development activities in The Woodlands, in which we acquired an interest on December 31, 2003. Most of the land sold in The Woodlands was completely developed at the date we acquired our interest. As we allocated our purchase price to the assets of The Woodlands based on their fair values, we recognized little profit on this land.

Certain Other Consolidated Operating Information

	2004			2003
	Pre-Merger basis	Post-Merger basis		Pre-Merger basis
(Dollars in thousands	January 1 to November 12	November 13 to December 31	Year Ended December 31	Year Ended December 31	$ Change	%Change

Tenant rents	$704,153	$121,978	$826,131	$740,383	$85,748	11.6%
Land sales	281,640	66,436	348,076	284,840	63,236	22.2
Property operating costs	288,634	45,510	334,144	313,712	20,432	6.5
Land sales operations	167,769	63,767	231,536	167,538	63,998	38.2
Management and other fees	12,093	2,293	14,386	14,252	134	0.9
Property management and other costs	47,798	5,642	53,440	58,506	(5,066)	(8.7)
Depreciation and amortization	159,629	34,895	194,524	163,528	30,996	19.0
Other provisions and losses, net	133,271	—	133,271	17,289	115,982	670.8
Interest expense	215,072	34,565	249,637	228,553	21,084	9.2
Income taxes	63,941	1,992	65,933	42,598	23,335	54.8

Tenant rents:  The amounts represent minimum rents, tenant recoveries, and overage rents. The rents increased by $85.7 million primarily due to acquisitions in 2003 and 2004, prior to the Merger.

Land Sales:  The amounts represent the sales for residential and commercial purposes from our Master Planned Communities. Land sales increased by $63.2 million in 2004 compared to the same period in 2003, primarily due to the sale of substantially all remaining investment land at Hughes Center in Las Vegas and in California in 2004.

Property operating costs:  The amounts represent real estate taxes, repairs and maintenance, marketing, other property operating expenses, property management, and other costs, and provision for doubtful accounts. Property operating expenses increased $20.4 million in 2004 compared to the same period in 2003, primarily due to acquisitions.

Land sales operations:  Land sales operations increased $64.0 million in 2004 compared to the same period in 2003. The increase is primarily a result of increased land sales as compared to the prior year.

Depreciation and amortization:  Depreciation and amortization expense increased $31.0 million in 2004 as compared to 2003. The increases were primarily attributable to property acquisitions and to the opening of the Fashion Show expansion. In addition, the portion of 2004 reflected on the Post-Merger basis of accounting reflects the depreciation on our assets based upon fair value adjusted carrying costs of our properties.

Other provisions and losses, net:  The other provisions and losses (gains), net are summarized as follows (in thousands):

	Pre-Merger basis
	2004*	2003

Costs of Merger with GGP	$52,519	$—
Interest on extraordinary dividends	23,171	—
Interest and penalties for other tax-related matters	22,400	—
Pension and post-retirement plan curtailment loss (gain)	136	10,212
Pension plan settlement loss	34,839	10,827
Net other	206	(3,750)
	$133,271	$17,289

*      Incurred all prior to the Merger.

As a result of the Merger, we recognized significant Merger-related costs. We incurred approximately $32.5 million in professional service fees and other costs in connection with the Merger transaction and $20 million for a contribution to The Rouse Company Foundation, a charitable organization that is neither owned nor controlled by us, that was required under the Merger agreement.

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

We had a qualified defined benefit pension plan (“funded plan”) that covered substantially all employees, and nonqualified unfunded defined benefit pension plans that primarily covered participants in the funded plan whose defined benefits exceed the plan’s limits (“supplemental plan”). In April 2003, we modified our funded plan and our supplemental plan so that covered employees would not earn additional benefits for future services. The curtailment of the funded and supplemental plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million in 2003. In February 2004, we adopted a proposal to terminate our funded and supplemental plans. On October 4, 2004, we began distributing the funded plan’s assets to its beneficiaries. Concurrent with the first distributions from the funded plan, we terminated our supplemental plan by merger into our nonqualified supplemental defined contribution plan. As of December 31, 2004 the distributions were completed. We incurred settlement losses of $34.8 million and $10.8 million in 2004 and 2003, respectively, related to lump-sum distributions made primarily as a result of the plan termination in 2004 and retirements as a result of organizational changes and early retirement programs offered in 2003. The lump-sum distributions were paid to participants primarily from assets of our funded plan, or with respect to the supplemental plan, from contributions made by us.

Interest expense:  Interest expense increased $21.1 million in 2004 as compared to 2003. The increases were attributable primarily to interest costs on debt issued and debt assumed related to acquisitions.

Net gains on dispositions of interests in operating properties:  Net gains on dispositions of interests in operating properties included in earnings (loss) from continuing operations are summarized in Note 4.

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

In 2003, in a transaction related to the sale of retail centers in the Philadelphia metropolitan area, we acquired Christiana Mall from a party related to the purchaser of these retail centers and assumed a participating mortgage secured by Christiana Mall. The participating mortgage had a fair value of $160.9 million. The holder of this mortgage had the right to receive $120 million in cash, participate in cash flows and convert this participation feature into a 50% equity interest in Christiana Mall. The holder exercised this right in June 2003. We recorded a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered nonmonetary under EITF Issue 01-2, “Interpretations of APB Opinion No. 29.”  As a result, when we subsequently disposed of the 50% interest in the property to the holder of the mortgage, we recognized a gain of $21.6 million.

Also in 2003, we sold our share of investments in Kravco Investments, L.P. for approximately $52 million. We recorded a gain on this transaction of approximately $4.6 million, net of taxes of approximately $3.0 million.

Income taxes:  Effective with the Merger, we became a disregarded entity for Federal income tax purposes and for tax purposes in most states in which we operate. However, we continue to own and operate several taxable REIT subsidiaries (individually, a “TRS,” and collectively, the “TRS entities”) that are recognized for Federal and state income tax purposes.

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

We and certain subsidiaries made a joint election to treat the subsidiaries as TRS entities, which allows us to engage in certain non-qualifying REIT activities. With respect to the TRS entities, we are liable for income taxes at the Federal and state levels. Except with respect to the TRS entities, we do not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2005 and future years.

Our current and deferred income tax provisions relate to the earnings of the TRS entities. The income tax provisions from continuing operations (excluding taxes related to gains on sales of operating properties) were $65.9 million and $42.6 million in 2004 and 2003, respectively.

We had previously recorded valuation allowances related to certain deferred tax assets that we could not conclude were more likely than not to be realized. A significant portion of these assets related to temporary differences, primarily net operating loss carryforwards, attributed to a TRS that is an investor in the planned community of Fairwood. Land sales at Fairwood began in the fourth quarter of 2001. Based on our experience through the third quarter of 2003 and our projections to completion of the project, we determined that it is more likely than not that we will realize substantially all of these deferred tax assets. Accordingly, in the third quarter of 2003, we eliminated $8.1 million of the valuation allowance related to these deferred tax assets. Reversals of other valuation allowances of $3.4 million in 2003 related to certain tax credit carryforwards that we were previously unable to conclude were more likely than not to be realized.

Discontinued operations: The operating results of properties included in discontinued operations are as follows (in thousands):

	2004			2003
	Pre-Merger basis	Post-Merger basis		Pre-Merger basis
	January 1 to November 12	November 13 to December 31	Year Ended December 31	Year Ended December 31

Revenues	$23,486	$2,812	$26,298	$111,588
Operating expenses, exclusive of depreciation and amortization	(8,402)	(1,061)	(9,463)	(48,614)
Interest expense (net)	(330)	1	(329)	(21,599)
Depreciation and amortization	(6,763)	(769)	(7,532)	(24,506)
Gains on extinguishment of debt, net	—	—	—	26,896
Impairment losses on operating properties	(432)	—	(432)	(7,900)
Gains on dispositions of interests in operating properties, net	45,213	—	45,213	85,523
Income tax benefit (provision), primarily deferred	63	—	63	(192)
Income allocated to minority interests	(445)	—	(445)	(1,398)
Discontinued operations	$52,390	$983	$53,373	$119,798

We sell our interests in retail centers that are not consistent with our long-term business strategies or are not meeting our investment criteria, and office and other properties that are not located in our master-planned communities or not part of urban mixed-use properties. We may also dispose of properties for other reasons. Discontinued operations include the operating results of properties sold during 2004 and 2003 in which we do not have significant continuing involvement. For segment reporting purposes, our share of the NOI of the properties in discontinued operations is included in the operating results of retail centers, office and other properties or master-planned communities as discussed above in this MD&A.

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

Net income:  The net income for 2004 was $55.4 million and the net income for 2003 was $260.6 million. The change in net income was attributable to the factors discussed above, including merger-related costs in 2004 and gains on dispositions of interests in operating properties in 2003.

Liquidity and Capital Resources of the Company

We had consolidated cash and cash equivalents totaling $73.4 million at December 31, 2005. Our primary cash requirements are for operating expenses, debt service, development of new properties, expansions and improvements to existing properties and acquisitions. We believe that our liquidity and capital resources are sufficient to meet our current and future requirements. In addition, as necessary, we have obtained, and expect to continue to be able to obtain, advances from GGP to meet operating, investing and financing requirements. However, pursuant to the GGP Amended and Restated Senior Credit Facility, GGP and its subsidiaries have pledged all of its ownership in us and our general partner as collateral for such facility.

Recently Issued Accounting Pronouncements and Developments

As described in Note 15, new accounting pronouncements have been issued which are effective for the current or subsequent year. We do not expect a significant impact on our financial statements due to the application of these new pronouncements.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Forward-Looking Information

We may make forward-looking statements in this Annual Report and in other reports that we file with the SEC and in other information that we release publicly or provide to investors. In addition, we might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:

•                  Projections of our revenues, income, capital expenditures, capital structure or other financial items;

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

In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

•                  Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio

•                  Future interest rates

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond our control, which could cause results to differ significantly from our expectations. Factors such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this Annual Report. Any factor described in this Annual Report could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Annual Report that could cause results to differ from our expectations.

GLOSSARY

•                  Anchor: A department store or other large retail store with gross leaseable area greater than 30,000 square feet.

•                  Code:  The Internal Revenue Code of 1986, as amended.

•                  Company Portfolio: Includes both the Consolidated Properties and the Unconsolidated Properties.

•                  Consolidated Properties: Properties in which we own either a majority or a controlling interest and, as a result, are consolidated under GAAP.

•                  CSA: The Contingent Stock Agreement entered into by TRC and assumed by GGP at the Merger to issue shares of common stock to the beneficiaries thereunder.

•                  Exchange Act:  The Securities Exchange Act of 1934, as amended.

•                  Freestanding GLA: The gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a shopping center, measured in square feet.

•                  GAAP: Generally accepted accounting principles.

•                  Gross Leaseable Area or GLA: Gross leaseable retail space, including Anchors and all other leaseable areas, measured in square feet.

•                  Mall GLA: Gross leaseable retail space, excluding both Anchors and Freestanding GLA, measured in square feet.

•                  Mall Stores: Stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center.

•                  MD&A:  Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K.

•                  Merger:  The transaction in which our predecessor company, The Rouse Company, a real estate development and management company, was acquired by GGP on November 12, 2004.

•                  NAREIT:  The National Association of Real Estate Investment Trusts

•                  NOI:  Real estate property net operating income, the measure of the property operating performance used by management. (See Note 16)

•                  Overage rent: Rent paid by the tenant if its sales exceed an agreed upon minimum amount. The amount is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the applicable lease.

•                  REIT: A real estate investment trust.

•                  Retail Portfolio: The retail centers within our Retail and Other segment.

•                  SEC:  The United States Securities and Exchange Commission.

•                  Significant Tenants: Any tenant with gross leaseable area greater than 10,000 square feet at a community/strip center.

•                  Total GLA: The gross leaseable area of Anchor stores plus Mall and Freestanding GLA.

•                  Total Mall Stores Sales: The gross revenue from product sales to customers generated by the Mall Stores.

•                  TRCLP:  The Rouse Company LP.

•                  TRS: A subsidiary that has elected to be treated as taxable REIT subsidiary.

•                  Unconsolidated Properties: Properties owned by Unconsolidated Real Estate Affiliates.

•                  Unconsolidated Real Estate Affiliates: Our ownership interests in joint ventures in which we own a non-controlling interest.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a subsidiary of GGP, which manages our market risk on a consolidated basis. Reference is made to the reports filed with the SEC by GGP.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 for the required information.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of GGP, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

Internal Controls over Financing Reporting and Reports on Internal Controls Over Financial Reporting  The Company has determined, after consultation with the SEC staff, that the Company is not required to file reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as an accelerated filer, as defined in Rule 12-b and under the Exchange Act because the Company’s reporting obligations with respect to equity securities ceased December 31, 2004, and therefore such reports on internal controls are not required.

ITEM 9B.                                            OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There are no directors or officers of TRCLP and no directors of Rouse LLC, the general partner of TRCLP.

The executive officers of Rouse LLC as of March 1, 2006 are:

Executive Officer	Present office and position with Rouse LLC	Date of election or appointment to present office	Age	Office and position with GGP and date effective

John Bucksbaum	Chief Executive Officer	11/12/04	49	CEO, 1999

Robert Michaels	President	11/12/04	62	President, 1995

Bernard Freibaum	Executive Vice President	11/12/04	53	Executive Vice President and Chief Financial Officer, 1993

Ronald Gern	Senior Vice President	11/12/04	47	Senior Vice President, 1997

Jean Schlemmer	Senior Vice President	11/12/04	59	Chief Corporate Development Officer, 2006

The term of office of each officer is until election of a successor or otherwise at the discretion of the Board of Directors of GGP, as GGP is the general partner of GGP Limited Partnership, the sole manager of Rouse LLC.

TRCLP, as a subsidiary of GGP, is governed by GGP’s Code of Ethics.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

None of the above-listed has any family relationship with any director or other executive officer of Rouse LLC or GGP, except John Bucksbaum, whose father is Chairman of the Board of GGP.

None of the above listed are directors of any public company except for John Bucksbaum who is a Director of three LaSalle Bank affiliates and the Hyatt Corporation.

As our equity is owned by GGP, we have no separate audit committee. The GGP audit committee serves in this capacity for us and Thomas Nolan, as GGP audit committee chairman, and Adam Metz, audit committee member, are our financial experts.

ITEM 11.                                              EXECUTIVE COMPENSATION.

The executive officers of Rouse LLC are officers of GGP. They receive no separate or additional remuneration from TRCLP.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

All the partnership interests in the Company are held directly or indirectly by GGP or its subsidiaries.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES.

In May 2005, the audit committee of GGP, which serves as the audit committee of TRCLP, appointed Deloitte & Touche LLP as the independent registered pubic accounting firm for the Company for the 2005 fiscal year. The audit services rendered by Deloitte & Touche LLP for the fiscal year ended December 31, 2005 included the audit of our consolidated financial statements and subsidiaries, and separate audits of certain subsidiaries and affiliates and, reviews of unaudited quarterly financial information. In addition, the audit committee at GGP engaged Deloitte & Touche LLP to audit the push down (Post-Merger) Consolidated Financial Statements of TRCLP for the period November 13, 2004 through December 31, 2004.

The audit committee of the Board of TRC selected KPMG LLP as its independent registered public accounting firm for fiscal year 2004. Subsequent to the Merger, the audit committee of the Board of Directors of GGP engaged KPMG LLP as its independent registered public accounting firm for historical cost (Pre-Merger) basis consolidated financial statements of TRCLP (the successor to TRC) for the 2004 fiscal year. The audit services rendered by KPMG LLP for the fiscal year ended December 31, 2004 included the audit of our consolidated financial statements and subsidiaries, which was included in our 2004 Annual Report on Form 10-K, and separate audits of certain subsidiaries and affiliates, reviews of unaudited quarterly financial information, and audit services provided in connection with registration statements filed with the SEC and other statutory and regulatory filings or engagements.

In 2005, the audit committee of GGP engaged KPMG LLP to audit the historical cost (Pre-Merger) basis consolidated financial statements of TRCLP for the period from January 1, 2004 through November 12, 2004 for the presentation included in this 2005 Annual Report on Form 10-K.

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for fiscal year 2005 and KPMG LLP for fiscal year 2004 for the audits of the Company’s annual financial statements by the respective firms and fees billed or to be billed for audit-related services, tax services, and all other services in fiscal years 2005 and 2004 (in thousands):

	2005	2004
Audit fees	$2,864	$5,233
Audit-related fees*	346	188
Audit and Audit-related fees	3,210	5,421
Tax compliance fees	125	441
Other tax fees	—	117
Tax fees	125	558
Total fees	$3,335	$5,979

*Audit-related fees in 2005 consist principally of fees for assistance in documenting internal control policies and procedures over financial reporting and audits of certain employee benefit plans. Audit-related fees in 2004 principally consist of technical accounting research and consultation and audits of certain employee benefits plans.

We have considered whether the provision by Deloitte & Touche LLP in 2005 and by KPMG LLP in 2005 and 2004 of the services described above were compatible with maintaining each firm’s independence in the conduct of its auditing functions and determined that they were.

Each year at its February meeting, the audit committee of TRC had reviewed and discussed the fees of KPMG LLP for the prior year and its proposed fees for the upcoming year and pre-approved all audit and permissible non-audit services for the year. Throughout the year, the audit committee of TRC reviewed the fees actually earned and revised budgets. All audit services, audit-related services, tax services, and other services provided by KPMG LLP for 2004 related to periods presented on the Pre-Merger basis of accounting and were pre-approved by the audit committee of TRC. Subsequent to the Merger and to the extent arising after the Merger, such services were ratified or reviewed and pre-approved as applicable, by the audit committee of GGP. With respect to Deloitte & Touche LLP, all services, whether incurred prior to or subsequent to the Merger, are reviewed and pre-approved by the audit committee of GGP. All pre-approvals are consistent with GGP’s Audit Committee Charter.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)                                                Financial Statements and Schedules

The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report on Form 10-K.

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

The Rouse Company LP
By: Rouse LLC, its general partner

By:	/s/ John Bucksbaum	April 18, 2006
John Bucksbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bucksbaum	Chief Executive Officer	April 18, 2006
John Bucksbaum	(Principal Executive Officer)

/s/ Robert Michaels	President	April 18, 2006
Robert Michaels

/s/ Bernard Freibaum	Executive Vice President	April 18, 2006
Bernard Freibaum	(Principal Financial and Accounting Officer)

THE ROUSE COMPANY LP

A SUBSIDIARY OF GENERAL GROWTH PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

Consolidated Statements of Income and Comprehensive Income for the Year Ended December 31, 2005, the periods January 1, 2004 through November 12, 2004 and November 13, 2004 through December 31, 2004 and for the Year Ended December 31, 2003

F-5

Consolidated Statements of Changes in Equity/Partners’ Capital for the Year Ended December 31, 2005, the periods January 1, 2004 through November 12, 2004 and November 13, 2004 through December 31, 2004 and for the Year Ended December 31, 2003

F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2005, the periods January 1, 2004 through November 12, 2004 and November 13, 2004 through December 31, 2004 and for the Year Ended December 31, 2003

F-7
Notes to Consolidated Financial Statements	F-9

Consolidated Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firms	F-37
Schedule III-Real Estate and Accumulated Depreciation	F-39

All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

To the Partners of

The Rouse Company LP

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of The Rouse Company LP (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, partners’ capital and cash flows for the year ended December 31, 2005 and the period November 13, 2004 through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Rouse Company LP at December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and the period November 13, 2004 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois
April 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

The Rouse Company LP:

We have audited the consolidated financial statements of income and comprehensive income, changes in equity, and cash flows of The Rouse Company LP and subsidiaries for the period January 1, 2004 through November 12, 2004 and the year ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financials statements referred  to above present fairly, in all material respects, the results of operations and cash flows for the period January 1, 2004 through November 12, 2004 and the year ended December 31, 2003, of The Rouse Company LP and subsidiaries in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Baltimore, Maryland
April 17, 2006

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$1,263,288	$1,311,721
Buildings and equipment	8,370,635	8,211,285
Less accumulated depreciation	(357,859)	(36,083)
Developments in progress	203,027	388,953
Net property and equipment	9,479,091	9,875,876
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,192,976	1,177,311
Investment land and land held for development and sale	1,651,063	1,638,013
Net investment in real estate	12,323,130	12,691,200
Cash and cash equivalents	73,374	30,196
Accounts and notes receivable, net	88,142	49,648
Insurance recovery receivable	63,382	—
Goodwill	420,624	356,796
Deferred tax assets	6,480	2,476
Deferred expenses, net	51,607	1,220
Prepaid expenses and other assets	808,392	906,471
Total assets	$13,835,131	$14,038,007

Liabilities and Partners’ Capital:
Mortgage notes and other property debt payable	$6,503,073	$5,744,317
Deferred tax liabilities	1,286,576	1,266,862
Accounts payable, accrued expenses and other liabilities	591,679	527,714
	8,381,328	7,538,893

Commitments and contingencies	—	—

Partners’ capital:
Partners’ capital	7,191,001	7,149,901
Accumulated other comprehensive income	877	89
Total partners’ capital, before receivable from General Growth Properties, Inc.	7,191,878	7,149,990
Receivable from General Growth Properties, Inc.	(1,738,075)	(650,876)
Total partners’ capital	5,453,803	6,499,114
Total liabilities and partners’ capital	$13,835,131	$14,038,007

The accompanying notes are an integral part of these consolidated financial statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Post-Merger basis		Pre-Merger basis
	Year ended December 31, 2005	For the period November 13 through December 31, 2004	For the period January 1 through November 12, 2004	Year ended December 31, 2003
Revenues:
Minimum rents	$622,766	$84,893	$478,662	$512,757
Tenant recoveries	288,676	33,792	216,099	217,906
Overage rents	16,412	3,293	9,392	9,720
Land sales	385,205	66,436	281,640	284,840
Management and other fees	13,968	2,293	12,093	14,252
Other	46,693	7,541	37,474	41,211
Total revenues	1,373,720	198,248	1,035,360	1,080,686
Expenses:
Real estate taxes	78,615	9,878	64,078	63,494
Repairs and maintenance	81,013	10,533	57,986	63,145
Marketing	19,132	1,388	6,200	5,718
Other property operating expenses	191,119	23,711	160,370	181,355
Land sales operations	311,815	63,767	167,769	167,538
Property management and other costs	55,873	5,642	47,798	58,506
Provision for doubtful accounts	6,357	—	13,060	11,284
Depreciation and amortization	323,367	34,895	159,629	163,528
Other provisions and losses, net	—	—	133,271	17,289
Total expenses	1,067,291	149,814	810,161	731,857
Operating income	306,429	48,434	225,199	348,829

Interest income	7,363	2,260	8,257	8,401
Interest expense	(259,927)	(34,565)	(215,072)	(228,553)
Gains on dispositions of interests in operating properties	—	—	14,100	26,632
Income before income taxes and allocations to minority interests and from unconsolidated real estate affiliates	53,865	16,129	32,484	155,309
Provision for income taxes	(48,779)	(1,992)	(63,941)	(42,598)
Income allocated to minority interests	(1,474)	(562)	(3,152)	(3,341)
Equity in income of unconsolidated real estate affiliates	22,104	749	22,265	31,421
Income (loss) from continuing operations	25,716	14,324	(12,344)	140,791
Discontinued operations	14,317	983	52,390	119,798
Net income	40,033	15,307	40,046	260,589
Other items of comprehensive income (loss):
Minimum pension liability adjustment	—	—	4,159	(963)
Unrealized gains (losses) on available-for-sale securities	(82)	89	(54)	—
Net unrealized gains on financial instruments	870	—	3,110	3,003
Comprehensive income, net	$40,821	$15,396	$47,261	$262,629

The accompanying notes are an integral part of these consolidated financial statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/PARTNERS’ CAPITAL

	Series B Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit/ Partners’ Capital	Accumulated other comprehensive income (loss)	Receivable from General Growth Properties, Inc.	Total
	(Dollars in thousands)

Pre-Merger basis:
Balance at December 31, 2002	$41	$869	$1,234,848	$(109,740)	$(13,934)	$—	$1,112,084

Net income	—	—	—	260,589	—	—	260,589
Other comprehensive income	—	—	—	—	2,040	—	2,040
Dividends declared:
Common stock–$1.68 per share	—	—	—	(149,690)	—	—	(149,690)
Preferred stock–$3.00 per share	—	—	—	(12,150)	—	—	(12,150)
Purchases of common stock	—	(19)	(71,945)	—	—	—	(71,964)
Common stock issued pursuant to Contingent Stock Agreement	—	19	66,766	—	—	—	66,785
Proceeds from exercise of stock options	—	49	109,706	—	—	—	109,755
Lapses of restrictions on common stock awards	—	—	7,515	—	—	—	7,515
Balance at December 31, 2003	41	918	1,346,890	(10,991)	(11,894)	—	1,324,964

Net income	—	—	—	40,046	—	—	40,046
Other comprehensive income	—	—	—	—	7,215	—	7,215
Dividends declared:
Common stock - $4.00 per share	—	—	—	(413,175)	—	—	(413,175)
Conversion of preferred stock	(41)	53	(12)	—	—	—	—
Tax benefit from stock options	—	—	14,928	—	—	—	14,928
Purchases of common stock	—	(7)	(31,110)	—	—	—	(31,117)
Common stock issued pursuant to Contingent Stock Agreement	—	12	51,806	—	—	—	51,818
Proceeds from exercise of stock options	—	14	31,630	—	—	—	31,644
Other common stock issuances	—	46	221,871	—	—	—	221,917
Lapses of restrictions on common stock awards and other	—	1	6,340	—	—		6,341
Balance at November 12, 2004	$—	$1,037	$1,642,343	$(384,120)	$(4,679)	$—	$1,254,581

Post-Merger basis:
Balance at November 13, 2004	$—	$1,037	$1,642,343	$(384,120)	$(4,679)	$—	$1,254,581

Net income	—	—	—	15,307	—	—	15,307
Other comprehensive income	—	—	—	—	89	—	89
Cancellation of common stock	—	(1,037)	(1,642,343)	1,643,380	—	—	—
Receivable from General Growth Properties, Inc.	—	—	—	—	—	(650,876)	(650,876)
Net capital contributions	—	—	—	5,875,334	4,679	—	5,880,013
Balance at December 31, 2004	—	—	—	7,149,901	89	(650,876)	6,499,114

Net income	—	—	—	40,033	—	—	40,033
Other comprehensive income	—	—	—	—	788	—	788
Receivable from General Growth Properties, Inc.	—	—	—	—	—	(1,087,199)	(1,087,199)
Tax benefit from stock options	—	—	—	1,067	—	—	1,067
Balance at December 31, 2005	$—	$—	$—	$7,191,001	$877	$(1,738,075)	$5,453,803

The accompanying notes are an integral part of these consolidated financial statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Post-Merger basis		Pre-Merger basis
	Year ended December 31, 2005	For the period November 13 through December 31, 2004	For the period January 1 through November 12, 2004	Year ended December 31, 2003
Cash flows from operating activities:
Net income	$40,033	$15,307	$40,046	$260,589
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization, including discontinued operations	330,375	36,534	166,392	188,171
Merger-related market rate adjustment amortization	(46,098)	(255)	—	—
Equity in income of unconsolidated real estate affiliates	(22,104)	(749)	(22,265)	(31,421)
Operating distributions received from unconsolidated real estate affiliates	22,104	749	22,265	31,421
Net gains on dispositions of interests in operating properties	(6,249)	—	(59,313)	(112,155)
Impairment losses on operating properties and other assets, net of insurance recovery receivable in 2005	—	—	432	7,900
Losses (gains) on extinguishment of debt	(267)	—	8,018	(19,654)
Participation expense pursuant to Contingent Stock Agreement	106,285	8,513	54,166	64,293
Land development and acquisition expenditures	(140,823)	(27,563)	(141,893)	(126,891)
Cost of land sales	181,301	51,659	94,764	89,109
Provision for doubtful accounts, including discontinued operations	6,365	—	13,026	11,964
Debt assumed by purchasers of land	(11,371)	(318)	(6,385)	(19,595)
Deferred income taxes	26,945	1,595	63,675	43,403
Proceeds from the sale of marketable securities, including defined contribution plan assets	27,740	7,954	—	—
Decrease (increase) in accounts and notes receivable	(60,491)	34,775	(39,033)	(14,038)
Decrease (increase) in other assets	(48,050)	3,674	24,941	6,877
Increase (decrease) in accounts payable, accrued expenses and other liabilities	38,342	(121,464)	23,952	(9,540)
Other, net	1,304	(7,597)	(1,024)	287
Net cash provided by operating activities	445,341	2,814	241,764	370,720

Cash flows from investing activities:
Acquisition/development of real estate and improvements and additions to properties	(161,241)	(21,598)	(505,721)	(636,688)
Proceeds from sale of investment properties	143,543	10,380	95,967	355,572
Distributions received from unconsolidated real estate affiliates in excess of income	45,032	58,712	49,887	5,246
Increase in investments in unconsolidated real estate affiliates	(15,481)	(5,083)	(9,844)	(27,051)
Change in restricted cash	(17,853)	2,711	(4,992)	5,092
Collection of long-term notes receivable	15,374	—	—	—
Insurance recoveries	5,000	—	—	—
Other, net	147	—	(832)	14,470
Net cash (used in) provided by investing activities	14,521	45,122	(375,535)	(283,359)

The accompanying notes are an integral part of these consolidated financial statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Post-Merger basis		Pre-Merger basis
	Year ended December 31, 2005	For the period November 13 through December 31, 2004	For the period January 1 through November 12, 2004	Year ended December 31, 2003
Cash flows from financing activities:
Proceeds from issuance of property debt	1,922,254	1,330,676	1,089,466	705,886
Principal payments on mortgages, notes and other property debt payable	(1,157,045)	(724,837)	(763,778)	(513,586)
Advance to General Growth Properties, Inc.	(1,153,181)	(650,876)	—	—
Purchases of The Rouse Company-obligated mandatorily redeemable preferred securities	—	—	(79,751)	(57,124)
Purchases of common stock	—	—	(31,117)	(71,964)
Proceeds from issuance of common stock	—	—	221,917	—
Proceeds from exercise of stock options	—	—	31,644	109,755
Dividends paid	—	—	(413,175)	(161,840)
Deferred financing and other related costs	(3,765)	(2,092)	—	—
Distributions to minority interest partners of excess financing proceeds	(26,816)	—	—	—
Other, net	1,869	312	(9,588)	(22,891)
Net cash provided (used) by financing activities	(416,684)	(46,817)	45,618	(11,764)
Net change in cash and cash equivalents	43,178	1,119	(88,153)	75,597
Cash and cash equivalents at beginning of period	30,196	29,077	117,230	41,633
Cash and cash equivalents at end of period	$73,374	$30,196	$29,077	$117,230

Supplemental Disclosure of Cash Flow Information:
Interest paid	$305,680	$43,146	$194,058	$231,135
Interest capitalized	46,198	3,528	33,255	37,875
Income taxes paid	7,358	—	19,262	5,440

Schedule of Noncash Investing and Financing Activities:
Common stock issued	$—	$—	$51,818	$66,785
Capital lease obligations incurred	—	—	3,704	7,504
Tax benefit related to nonqualified stock options exercised	1,067	—	14,928	—
Lapses of restrictions on common stock awards and other	—	—	6,341	7,515
Debt assumed by purchasers of land and other assets	11,371	318	6,385	19,595
Debt assumed by purchasers of operating properties	—	—	130,787	286,186
Debt and other liabilities assumed or issued in other acquisitions of assets	—	—	400,744	289,208
Purchase price adjustments related to Merger:
Land	(2,720)	—	—	—
Building and equipment	(24,808)	—	—	—
Development in progress	(52,904)	—	—	—
Investment in Unconsolidated Real Estate Affiliates	49,203	—	—	—
Mortgage notes and other debt payable	35,862	—	—	—
Debt and other liabilities assumed and consolidated in acquisition of assets from Rodamco North America N.V. and other partners’ interests in unconsolidated real estate affiliates	—	—	—	95,770
Property and other assets contributed to unconsolidated real estate affiliates	—	—	—	164,306
Debt and other liabilities related to property and other assets contributed to unconsolidated real estate affiliates	—	—	—	163,406

The accompanying notes are an integral part of these consolidated financial statements.

The Rouse Company LP and Subsidiaries

A Subsidiary of General Growth Properties, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1         ORGANIZATION

General

The consolidated financial statements include the accounts of The Rouse Company LP (the successor to The Rouse Company (“TRC”), our subsidiaries and ventures (“we,” “TRCLP” or “us”) in which we have a controlling interest.  Significant intercompany balances and transactions are eliminated in consolidation.  Through our subsidiaries and affiliates, we acquire, develop and manage operating properties located throughout the United States and develop and sell land for residential, commercial and other uses primarily in master planned communities.  The operating properties consist of retail centers, office and industrial buildings and mixed-use and other properties.  The retail centers are primarily regional shopping centers in suburban market areas, but also include specialty marketplaces in certain downtown areas and several community retail centers.  The office and industrial properties are located primarily in the Baltimore-Washington and Las Vegas markets or are components of large-scale mixed-use properties (which include retail, parking and other uses) located in other urban markets.  Land development and sales operations are predominantly related to large scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas.

In this report, we refer to our ownership interests in majority owned or controlled properties as “Consolidated Properties,” to our ownership interests in joint ventures in which we own a non-controlling interest as “Unconsolidated Real Estate Affiliates” and the properties owned by such joint ventures as the “Unconsolidated Properties.” Our “Company Portfolio” includes both our Consolidated Properties and our Unconsolidated Properties.

Merger with General Growth Properties, Inc.

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

Typically, the effects of a merger transaction are reflected on the date of the transaction in the financial statements of the acquired company by adjusting its basis of assets and liabilities to their fair values in order to reflect the purchase price paid in the acquisition. However, there are certain exceptions (related to the presence of public debt that is qualitatively or quantitatively significant) to this requirement that would allow a company to elect to not apply this general practice. Accordingly, we had elected to not reflect these purchase accounting adjustments in our consolidated financial statements that were previously prepared and filed with the Securities and Exchange Commission (“SEC”) for 2004.

However, in 2005, we are reflecting these purchase accounting adjustments in our consolidated financial statements, and the consolidated balance sheet for December 31, 2004 has been adjusted. In this 2005 report, the adjustments are reflected in our consolidated financial statements in 2004 from the date of the Merger. Accordingly, operations for 2004 have been split between periods prior to, and subsequent to, the Merger. Operations subsequent to the Merger have been presented on a purchase price-adjusted basis (Note 3). As a result, a single underlying set of information can be used for both our and GGP’s consolidated financial statements.

NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TRCLP, our subsidiaries and joint ventures in which we have a controlling interest.  We also consolidate the accounts of certain variable interest entities which are considered special purpose entities and where we are the primary beneficiary.  Income allocated to minority interests in these joint ventures includes the share of such properties’ operations (generally computed at the respective joint venture partner ownership percentage) applicable to such non-controlling venturers.  All significant intercompany balances and transactions have been eliminated.

Properties

Real estate assets acquired subsequent to the Merger date are stated at cost.  For property owned by TRC at the Merger date, the carrying value of such assets was set at fair value by purchase accounting adjustments (Note 3).  For redevelopment of existing operating properties, the net carrying value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete.  Real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets.  Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete.  Capitalized interest costs are amortized over lives which are consistent with the constructed assets.

Pre-development costs, which generally include legal and professional fees and other third-party costs related directly to the acquisition of a property, are capitalized as part of the property being developed.  In the event a development is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses.

Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the average lease term.  Maintenance and repairs are charged to expense when incurred.  Expenditures for significant betterments and improvements are capitalized.

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

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	40-55
Equipment, tenant improvements and fixtures	5-10
Purchased intangibles	5-15

Acquisitions of operating properties

We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their fair values.  In making estimates of fair values for purposes of allocating purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired (see Note 3).

The fair values of tangible assets are determined on an “if-vacant” basis.  The “if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

Our intangible assets arise primarily from contractual rights and include leases with above- or below-market rents (including ground leases where we are lessee), in-place leases and customer relationship values and a real estate tax stabilization agreement.

Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) our estimate of fair value lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease (including those under bargain renewal options).  The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining terms of the respective leases (including periods under bargain renewal options) (approximately 5 years).

The aggregate fair values of in-place leases and customer relationship assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to fair value rental rates and (ii) the property valued as if vacant.  This value is allocated to in-place lease and customer relationship assets (both anchor stores and tenants).  The fair value of in-place leases is based on our estimates of carrying costs during the expected lease-up periods and costs to execute similar leases.  Our estimate of carrying costs includes real estate taxes, insurance and other operating expenses and lost rentals during the expected lease-up periods considering current market conditions.  Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs. The fair value of anchor store agreements is determined based on our experience negotiating similar relationships (not in connection with property acquisitions). The fair value of tenant relationships is based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.  The value of in-place leases is amortized to expense over the average term of the respective leases (approximately 5 years).  The value of anchor store agreements is amortized to expense over the estimated term of the anchor store’s occupancy in the property.  Should an anchor store vacate the premises, the unamortized portion of the related intangible is charged to expense.  The value of tenant relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense. The value allocated to the tax stabilization agreement was determined based on the difference between the present value of estimated market real estate taxes and amounts due under the agreement and is amortized to operating expense over the term of the agreement, which is approximately 24 years.

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

Receivable from General Growth Properties, Inc.

The amounts receivable from General Growth Properties, Inc. are non-interest bearing, unsecured, payable on demand, and have been reflected as a component of Partners’ Capital.

Leases

Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases, and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables.  Leases which transfer substantially all the risks and benefits of ownership to us are considered capital leases, and the present values of the minimum lease payments are accounted for as assets and liabilities.

Income taxes

Effective with the Merger, we became a disregarded entity for federal income tax purposes and for tax purposes in most states in which we operate. However, we continued to own and operate several taxable REIT subsidiaries (individually, a “TRS,” and collectively, the “TRS entities”) that are recognized for federal and state income tax purposes.

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

We and certain subsidiaries made a joint election to treat the subsidiaries as TRS entities, which allows us to engage in certain non-qualifying REIT activities. With respect to the TRS entities, we are liable for income taxes at the Federal and state levels.  Except with respect to the TRS entities, we do not believe that we will be liable for significant income taxes at the Federal level or in most of the states in which we operate in 2005 and future years.

Deferred income taxes relate primarily to the TRS entities and are accounted for using the asset and liability method.  Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of a TRS and its respective tax basis and for its interest, operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

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

Revenue recognition and related matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the leases.  For leases in-place on the Merger date, purchase accounting requires that the amount of rent to be recognized on a straight-line basis be recalculated from the date of the Merger.  Rents based on tenant sales are recognized when tenant sales exceed contractual thresholds.

Revenues related to variable recoveries from tenants of real estate taxes, utilities, maintenance, insurance and other expenses pursuant to leases are recognized in the period in which the related expenses are incurred. Fixed contributions from tenants related to these expenses are recognized when due. Lease termination fees are recognized when realized. Management fee revenues are calculated as a fixed percentage of revenues of the managed properties and are recognized as the managed properties’ revenues are earned.

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

Substantially all of our pay-fixed, receive-variable interest rate swap and other derivative financial instruments that we used in 2005, 2004 and 2003 qualified as cash flow hedges and hedged our exposure to forecasted interest payments on variable-rate LIBOR-based debt.  Accordingly, the effective portion of the instruments’ gains or losses is reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transactions affect earnings.  If we discontinue a cash flow hedge because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into earnings. Any subsequent changes in the fair value of the derivative are immediately recognized in earnings.

All of the pay-variable, receive-fixed interest rate swaps we used prior to the Merger in 2004 qualified as fair value hedges and hedged our exposure to changes in the fair value of the hedged instruments. Accordingly, the hedges and the hedged instruments are carried at their fair values with changes in their fair values recorded in earnings. Because the hedges were highly effective, the changes in the values of the hedge and the hedged instrument were substantially equal and offsetting.

We have not recognized any gains or losses in our consolidated statements of income and comprehensive income as a result of hedge discontinuance, and the expense that we recognized related to changes in the time value of interest rate cap agreements and ineffective hedges was insignificant for 2005, 2004 and 2003.

Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

Fair value of financial instruments

The fair values of our financial instruments approximate their carrying values in the financial statements except for debt for which fair value information is provided in Note 6. In addition, we determined that several of our consolidated partnerships are limited-life entities.  The fair values of minority interests in these partnerships at December 31, 2005 and 2004 were approximately $60.6 million and $62.0 million, respectively.  The aggregate carrying values of the minority interests in these partnerships were approximately $24.8 million and $29.8 million at December 31, 2005 and 2004, respectively.

Stock-based compensation

We applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based employee compensation plans.  Under this method, compensation cost was recognized for awards of shares of common stock or stock options to our officers and employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) was greater than the amount the grantee must pay to acquire the stock.  The following table summarizes the pro forma effects on net income (in thousands) and earnings per share of common stock for the period from January 1 to November 12, 2004 and the year ended December 31, 2003 using an optional fair value-based method, rather than the intrinsic value-based method, to account for stock-based compensation awards made since 1995. Subsequent to the Merger, there were no outstanding shares of common stock, all outstanding stock options became fully vested, settled and expensed, and stock-based compensation plans were terminated as of the date of the Merger.

	Pre-Merger basis
	2004*	2003

Net income, as reported	$40,046	$260,589
Add: Stock-based employee compensation expense included in determined reported net earnings, net of related tax effects and amounts capitalized	2,745	4,585
Deduct: Total stock-based employee compensation expense under fair value-based method, net of related tax effects and amounts capitalized	(20,911)	(13,653)
Pro forma net income	$21,880	$251,521

* Period from January 1 to November 12.

Deferred financing costs

We defer direct costs associated with borrowings and amortize them using the interest method (or other methods which approximate the interest method) over the terms of the related financings.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provisions for income taxes, recoverable amounts of receivables, deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales.  As discussed above and in Note 3, estimated fair values were used to allocate the acquisition cost of the Merger.  Such estimated fair values with regard to assets acquired and liabilities assumed such as, land, buildings, leases and other contracts, debt, other liabilities assumed, assessments of deferred taxes, as well as other items have been refined as additional information became available in 2005.  Actual results could differ from these and other estimates.

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements, including discontinued operations (Note 4), have been reclassified to conform to the current year presentation.

NOTE 3         ACQUISITIONS OF OPERATING PROPERTIES—PURCHASE ACCOUNTING DUE TO THE MERGER

Under terms of the Merger, TRC shareholders received consideration of $67.50 per share reduced by the payment of any extraordinary dividends. We declared and paid an extraordinary dividend in November 2004 of $2.29474 per share. This reduced the merger consideration to $65.20526 per share.

Effective with the Merger, each of our outstanding stock options and restricted stock grants became fully vested. Each option holder received a cash payment equal to the excess of the merger consideration over the exercise price per share of the stock option. Each holder of restricted stock received a cash payment equal to the per share merger consideration. These payments are not included in our results of operations on either the Pre-Merger or Post-Merger basis.

At the time of the Merger, the common stock of TRC was canceled and retired. Additionally, all stock-based employee compensation plans (stock option plans and stock bonus plans) were terminated. As a result, our consolidated financial statements do not contain common stock related disclosures, such as earnings per share amounts or information regarding stock-based compensation, for the year ended December 31, 2005 and for any periods in 2004.

The Merger has been accounted for using the purchase method and, accordingly, our properties’ results of operations subsequent to the Merger reflect a new basis of accounting from the date of acquisition. Therefore, our operating results for the period November 13, 2004 to December 31, 2004 and for the year ended December 31, 2005 reflect this new, Post-Merger, basis of our assets and liabilities. However, the results for the period January 1, 2004 to November 12, 2004 and the year ended December 31, 2003 continue to reflect the prior TRC historical, Pre-Merger, carrying amounts. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price to our properties between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases and tenant relationships.

The following table reflects the impact of purchase accounting as described above on the December 31, 2004 balance sheet previously reported in our 2004 Form 10-K.  Certain amounts originally reported have been reclassified to conform to the current year presentation.

(In thousands)	December 31, 2004, as previously reported	Effect of applying purchase accounting and certain reclassifications	December 31, 2004, as adjusted
Assets:
Investment in real estate:
Land	$641,688	$670,033	$1,311,721
Buildings and equipment	5,243,467	2,967,818	8,211,285
Less accumulated depreciation	(1,005,502)	969,419	(36,083)
Developments in progress	255,597	133,356	388,953
Net property and equipment	5,135,250	4,740,626	9,875,876
Investment in and loans to Unconsolidated Real Estate Affiliates	528,899	648,412	1,177,311
Investment land and land held for development and sale	512,450	1,125,563	1,638,013
Net investment in real estate	6,176,599	6,514,601	12,691,200
Advances to General Growth Properties, Inc.	650,876	(650,876)	—
Cash and cash equivalents	30,196	—	30,196
Accounts and notes receivable, net	49,648	—	49,648
Goodwill	—	356,796	356,796
Deferred tax assets	76,582	(74,106)	2,476
Deferred expenses, net	170,970	(169,750)	1,220
Prepaid expenses and other assets	469,344	437,127	906,471
Total assets	$7,624,215	$6,413,792	$14,038,007

Liabilities and Partners’ Capital:
Mortgage notes and other property debt payable	$5,629,010	$115,307	$5,744,317
Deferred tax liabilities	94,526	1,172,336	1,266,862
Accounts payable, accrued expenses and other liabilities	687,725	(160,011)	527,714
Total liabilities	6,411,261	1,127,632	7,538,893

Partners’ capital:
Partners’ capital	1,217,244	5,932,657	7,149,901
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(312)	312	—
Unrealized net gains (losses) on available-for-sale securities	(126)	215	89
Unrealized net gains (losses) on derivatives designated as cash flow hedges	(3,852)	3,852	—
Receivable from General Growth Properties, Inc.	—	(650,876)	(650,876)
Total partners’ capital	1,212,954	5,286,160	6,499,114
Total liabilities and partners’ capital	$7,624,215	$6,413,792	$14,038,007

In addition, the accompanying consolidated statements of operations for 2004 have been separated to present operations on a Pre-Merger basis (January 1 to November 12, 2004), and on a Post-Merger basis (November 13 to December 31, 2004).  A reconciliation of the previously reported full year 2004 presentation to the current presentation of 2004 is as follows (computed as the total for 2004 less the period in 2004 prior to the Merger yielding unadjusted Post-Merger results; then applying purchase accounting and other adjustments to yield Post-Merger 2004 period operations reflecting purchase accounting, discontinued operations, and current year reclassifications):

	Pre-Merger basis
(In thousands)	Year ended December 31, 2004 (as previously reported)	January 1 through November 12, 2004	(Unaudited) November 13 through December 31, 2004	Purchase Accounting and Other Adjustments*	Post-Merger basis
					November 13 through December 31, 2004
Revenues:
Minimum rents and other tenant revenues	$849,714	$704,153	$145,561	$(23,583)	$121,978
Land sales	361,965	281,640	80,325	(13,889)	66,436
Fees and other	58,554	49,567	8,987	847	9,834
Total revenues	1,270,233	1,035,360	234,873	(36,625)	198,248
Expenses:
Property operating expenses	355,341	288,634	66,707	(21,197)	45,510
Land sales operations	207,324	167,769	39,555	24,212	63,767
Property management and other costs	52,786	47,798	4,988	654	5,642
Provision for bad debts	14,338	13,060	1,278	(1,278)	—
Depreciation and amortization	193,437	159,629	33,808	1,087	34,895
Other provisions and losses, net	452,956	133,271	319,685	(319,685)	—
Impairment losses on operating properties	69,538	—	69,538	(69,538)	—
Total expenses	1,345,720	810,161	535,559	(385,745)	149,814
Operating income (loss)	(75,487)	225,199	(300,686)	349,120	48,434

Interest expense, net	(245,698)	(206,815)	(38,883)	6,578	(32,305)
Net gains (losses) on dispositions of interests in operating properties	14,121	14,100	21	(21)	—
Income before income taxes, allocations to minority interest and from unconsolidated real estate affiliates	(307,064)	32,484	(339,548)	355,677	16,129
Provision for income taxes	(39,505)	(63,941)	24,436	(26,428)	(1,992)
Income (losses) allocated to minority interests	—	(3,152)	3,152	(3,714)	(562)
Equity in income of unconsolidated real estate affiliates	26,409	22,265	4,144	(3,395)	749
Income (loss) from continuing operations	(320,160)	(12,344)	(307,816)	322,140	14,324
Discontinued operations	45,399	52,390	(6,991)	7,974	983
Net income (loss)	$(274,761)	$40,046	$(314,807)	$330,114	$15,307

* Purchase accounting adjustments represent differences in amounts reported on a Pre-Merger and Post-Merger basis resulting from the adjustment of assets and liabilities to fair value as of the Merger date.  Examples of such adjustments include the difference in depreciation of assets at fair value versus historical cost and the difference in rent revenues related to a new lease revenue recognition period commencing on the Merger date.  Other adjustments include reclassifications to conform presentation to that of GGP and adjust for certain charges previously reported that we believe should not be included in either the Pre-Merger or Post-Merger periods.  Such adjustments include impairment charges resulting from changes in new management’s plans or intentions with respect to the future operation of assets, loss contingencies due to new management’s intentions with respect to the potential settlement of certain litigation matters, charges related to the acceleration of vesting of stock options, the effect of 2005 sales of properties on discontinued operations, and certain severance costs that are reflected in the fair values of the assets and liabilities on the Merger date rather than in operations.

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

As discussed above, a portion of the aggregate purchase price relating to the Merger was allocated to intangible assets and liabilities.  This allocation, the accumulated amortization since the Merger date and the net carrying value of each intangible asset and liability component is as follows (in thousands):

	Gross Asset (Liability)	Accumulated Amortization	Net Carrying Amount
December 31, 2005
Tenant leases:
In-place value	$552,052	$(150,008)	$402,044
Above-market	106,117	(29,022)	77,095
Below-market	(145,120)	35,578	(109,542)
Ground leases:
Above-market	(16,968)	535	(16,433)
Below-market	358,524	(8,736)	349,788
Real estate tax stabilization agreement	91,879	(4,691)	87,188

December 31, 2004
Tenant leases:
In-place value	$482,769	$(12,948)	$469,821
Above-market	141,701	(2,883)	138,818
Below-market	(154,538)	3,116	(151,422)
Ground leases:
Above-market	(17,077)	66	(17,011)
Below-market	398,510	(1,125)	397,385
Real estate tax stabilization agreement	94,168	(654)	93,514

Amortization of these intangible assets and liabilities and similar assets and liablilities from our unconsolidated real estate affiliates, affected our  Post-Merger consolidated statements of income and comprehensive income as follows (in thousands):

	Post-Merger basis
	Year ended December 31, 2005	Period November 13, 2004 to December 31, 2004
Depreciation and amortization expense	$(136,960)	$(13,048)
Property operating costs	(11,242)	(1,650)
Minimum rent revenues	6,192	364
Equity in income of unconsolidated affiliates	(22,438)	(2,591)
Total	$(164,448)	$(16,925)

The effect of the amortization of the amounts, including our share of such amounts from unconsolidated real estate affiliates, to our consolidated statements of income and comprehensive income in future years is expected to be as follows (in thousands):

	2006	2007	2008	2009	Thereafter
Depreciation and amortization expense	$(123,611)	$(116,488)	$(81,851)	$(39,491)	$(40,603)
Property operating costs	(11,003)	(11,003)	(11,003)	(11,003)	(376,531)
Minimum rent revenues	5,625	6,900	8,497	5,874	5,551
Equity in income of unconsolidated affiliates	(21,795)	(22,058)	(17,642)	(9,513)	(52,259)
Total	$(150,784)	$(142,649)	$(101,999)	$(54,133)	$(463,842)

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

NOTE 4         DISCONTINUED OPERATIONS AND GAINS ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

We sell interests in retail centers that are not consistent with our long-term business strategies or not meeting our investment criteria and office and other properties that are not located in our master-planned communities or not part of urban mixed-use properties.  We may also dispose of properties for other reasons.

In December 2003, as part of an agreement to acquire interests in entities developing The Woodlands (see Note 5), we agreed to dispose of Hughes Center, a master planned business park in Las Vegas, Nevada, comprising eight office buildings totaling approximately 1.1 million square feet, nine ground leases and approximately 13 acres of developable land.  The sales of two of the office buildings and two of the ground leases closed in December 2003 for cash of $29.0 million and the assumption by the buyer of $9.6 million of mortgage debt.  We recorded aggregate gains on these sales of approximately $10.1 million.  The remaining sale of the properties in Hughes Center closed in 2004 for cash of $71.3 million and the assumption by the buyer of $110.8 million of mortgage debt. We recorded aggregate gains on these sales of approximately $42.2 million (net of deferred income taxes of $2.7 million).

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

In 2003, in a transaction related to the sale of retail centers in the Philadelphia metropolitan area, we acquired Christiana Mall from a party related to the purchaser of these retail centers and assumed a participating mortgage secured by Christiana Mall.  The participating mortgage had a fair value of $160.9 million.  The holder of this mortgage had the right to receive $120 million in cash, participate in cash flows and convert this participation feature into a 50% equity interest in Christiana Mall.  The holder exercised this right in June 2003.  We recorded a portion of the cost of Christiana Mall based on the historical cost of the properties we exchanged to acquire this property because a portion of the transaction was considered nonmonetary under EITF Issue 01-2, “Interpretations of APB Opinion No. 29.”  As a consequence, when we subsequently disposed of the 50% interest in the property, we recognized a gain of $21.6 million.

Also in 2003, we sold our investment in Kravco Investments, L.P. for approximately $52 million.  We recorded a gain on this transaction of approximately $4.6 million, net of taxes of approximately $3.0 million.

In December 2005, as approved by GGP’s Board of Directors, we sold 7 office buildings totaling approximately 705,000 square feet located in the Hunt Valley Business Community in Hunt Valley, Maryland and 14 office buildings totaling approximately 402,000 square feet in the Rutherford Business Center, Woodlawn, Maryland.  These 21 properties in Baltimore County were sold at an aggregate sale price of approximately $124.5 million, which was paid in cash at closing.  We recognized approximately $4.9 million in gain on the disposition of these office properties.

In December 2005, as approved by GGP’s Board of Directors, we also sold a 16 building, 952,000 square foot portfolio of industrial buildings for approximately $57 million, which was paid in cash at closing.  The portfolio is comprised of 10 buildings totaling 582,000 square feet in the Hunt Valley Business Community and six buildings totaling 370,000 square feet in the Rutherford Business Center in suburban Baltimore.  The portfolio also includes three land parcels totaling more than 18 acres.  We recognized gain of approximately $1.4 million on the disposition of these industrial properties.

The operating results of the properties included in discontinued operations are summarized as follows (in thousands):

	Post-Merger basis		Pre-Merger basis
	Year ended December 31, 2005	November 13 to December 31, 2004	January 1 to November 12, 2004	Year ended December 31, 2003

Revenues	$24,275	$2,812	$23,486	$111,588
Operating expenses, exclusive of depreciation, amortization and impairments	(10,388)	(1,061)	(8,402)	(48,614)
Interest income (expense), net	(339)	1	(330)	(21,599)
Depreciation and amortization	(5,480)	(769)	(6,763)	(24,506)
Gains on extinguishment of debt, net	—	—	—	26,896
Impairment losses on operating properties	—	—	(432)	(7,900)
Gains on dispositions of operating properties, net	6,249	—	45,213	85,523
Income tax benefit (provision), primarily deferred	—	—	63	(192)
Income allocated to minority interests	—	—	(445)	(1,398)
Discontinued operations	$14,317	$983	$52,390	$119,798

NOTE 5         INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

We own interests in unconsolidated real estate affiliates that own and/or develop properties, including master planned communities.  We use these ventures to limit our risk associated with individual properties and to reduce our capital requirements. We may also contribute interests in properties we own to unconsolidated ventures for cash distributions and interests in the ventures to provide liquidity as an alternative to outright property sales.  We account for the majority of these ventures using the equity method because the ventures do not meet the definition of a variable interest entity and we have joint interest and control of these properties with our venture partners.  For those ventures where we own less than a 5% interest and have virtually no influence on the venture’s operating and financial policies, we account for our investments using the cost method.

At December 31, 2005, these ventures were primarily partnerships and corporations which own retail centers (most of which we manage) and a venture developing the master planned community known as The Woodlands, near Houston, Texas. In January 2004, we acquired our partners’ interests in the joint venture that is developing the master-planned community known as Fairwood, in Prince George’s County, Maryland, increasing our ownership to 100%. Prior to this transaction, we held a noncontrolling interest in this venture and accounted for our investment as an investment in unconsolidated real estate affiliates. We consolidated the venture in our financial statements from the date of the acquisition.

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

As a result of these transactions and the ongoing operations of the ventures, cumulative distributions, primarily from financing proceeds, from certain of these ventures exceed our investments in them.  At December 31, 2005, this balance aggregated $18.0 million, and was included in other liabilities. Due to the effect of purchase accounting, no such reclassifications were required for December 31, 2004.

The condensed, combined balance sheets of ventures accounted for using the equity method as of December 31, 2005 and 2004 and the condensed, combined statements of income of these ventures and others during periods that they were accounted for using the equity method during 2005, the period November 13, 2004 to December 31, 2004 and, on a Pre-Merger basis, the period January 1, 2004 to November 12, 2004 and 2003 are summarized as follows (in thousands):

	December 31,
	2005	2004

Net property and property-related deferred expenses	$2,697,500	$2,717,442
Cash and cash equivalents	41,255	56,589
Accounts and notes receivable	46,659	37,251
Prepaid expenses and other assets	116,170	140,977
Total assets	$2,901,584	$2,952,259

Nonrecourse property debt	$1,712,592	$1,810,399
Property debt guaranteed by us	145,000	100,000
Accounts payable and other liabilities	186,188	178,764
Venturers’ equity	857,804	863,096
Total liabilities and venturers’ equity	$2,901,584	$2,952,259

	Post-Merger basis		Pre-Merger basis
	Year ended December 31, 2005	November 13 to December 31, 2004	January 1 to November 12, 2004	Year ended December 31, 2003

Revenues	$587,638	$90,604	$441,238	$335,855
Operating and interest expenses	(402,988)	(58,681)	(301,229)	(220,297)
Depreciation and amortization	(88,245)	(12,219)	(72,562)	(67,069)
Equity in income of unconsolidated investments	—	—	553	15,990
Loss on early extinguishment of debt	—	—	—	(269)
Net earnings	$96,405	$19,704	$68,000	$64,210

Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates

We own 52.5% of the membership interest of The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company, L.P., and The Woodlands Operating Company, L.P. (“The Woodlands Partnerships”), limited liability partnerships.  The remaining 47.5% interest in The Woodlands Partnerships is owned by Morgan Stanley Real Estate Fund II, L.P.

The condensed balance sheets of The Woodlands Partnerships as of December 31, 2005 and 2004, and the condensed statements of operations of these ventures for 2005 and 2004 are summarized as follows (in thousands):

	The Woodlands Land Development Company, L.P.		The Woodlands Commercial Properties Company, L.P.
	2005	2004	2005	2004
Net property and property-related deferred costs	$379,076	$370,501	$106,816	$110,165
Cash and cash equivalents	—	1,912	257	5,491
Accounts and notes receivable	88,146	62,752	1,352	20,663
Prepaid expenses and other assets	800	8,015	463	2,192
Total assets	$468,022	$443,180	$108,888	$138,511

Nonrecourse property debt	$242,036	$246,806	$122,840	$117,000
Accounts payable and other liabilities	124,274	129,614	14,899	16,506
Venturers’ equity (deficit)	101,712	66,760	(28,851)	5,005
Total liabilities and venturers’ equity	$468,022	$443,180	$108,888	$138,511

	The Woodlands Land Development Company, L.P.		The Woodlands Commercial Properties Company, L.P.
	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2004
Revenue	$189,743	$159,992	$18,063	$13,281
Operating and interest expenses	(128,269)	(114,054)	(41,905)	(11,369)
Depreciation and amortization	(4,659)	(6,454)	(7,510)	(3,060)
Gain from discontinued operations	—	2,616	—	2,773
Net income (loss)	$56,815	$42,100	$(31,352)	$1,625

NOTE 6         MORTGAGE NOTES AND OTHER PROPERTY DEBT PAYABLE

Mortgage notes and other property debt payable are summarized as follows (in thousands):

	December 31,
	2005	2004
Fixed-rate debt:
Collateralized mortgage notes and other debt payable	$4,630,435	$3,340,459
Corporate and other unsecured term loans	1,556,480	1,642,049
Total fixed-rate debt	6,186,915	4,982,508

Variable-rate debt:
Collateralized mortgage notes and other debt payable	315,458	761,109
Corporate and other unsecured term loans	700	700
Total variable-rate debt	316,158	761,809

Total	$6,503,073	$5,744,317

As of December 31, 2005, approximately $8.6 billion of land, buildings and equipment and investment land and land held for development and sale (before accumulated depreciation) have been pledged as collateral for our mortgage notes and other debt payable.  Certain properties are subject to financial performance covenants, primarily debt service coverage ratios which we are in compliance with at December 31, 2005.

At December 31, 2005, we had interest rate swap agreements in place related to the variable-rate debt issued during the second quarter that effectively fixed the LIBOR rate (4.39% at December 31, 2005) on a portion of our variable-rate debt through June 2006.  Information related to the swap agreements as of December 31, 2005 is as follows (dollars in millions):

Total notional amount	$295.0
Average fixed effective rate (pay rate)	5.4%
Average variable interest rate of related debt (receive rate)	6.0%
Fair value of asset	$0.9

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

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Fixed-rate debt	$6,186,915	$6,112,798	$4,982,508	$5,047,009
Variable-rate debt	316,158	317,094	761,809	761,809
Total	$6,503,073	$6,429,892	$5,744,317	$5,808,818

In February 2006, a $500 million bridge loan was issued through TRCLP, which bears interest at LIBOR plus 1.3% until May 24, 2006 and at LIBOR plus 1.55% thereafter (assuming we maintain our election to have the loan designated as a Eurodollar loan) and is due August 24, 2006.  We intend to repay this loan with proceeds from the sale of long-term general obligation bonds.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of approximately $190 million as of December 31, 2005.  These letters of credit and bonds were issues primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 7         INCOME TAXES

Prior to the Merger, TRC was a REIT and generally was not subject to corporate level federal income tax on taxable income we distributed currently to its stockholders.  A REIT is permitted to own securities of a TRS in an amount up to 20% of the fair value of its assets.  A TRS is a taxable corporation that is used by REITs generally to engage in nonqualifying REIT activities or perform nonqualifying services, and therefore a REIT is liable for federal and state income taxes with respect to such TRS entities.

Subsequent to the Merger, we are an entity disregarded for federal income tax purposes and we are not liable for federal income taxes, except with respect to our TRS entities.

As a subsidiary of GGP (which operates as a REIT), we own and operate several TRS entities that are principally engaged in the development and sale of land for residential, commercial and other uses, primarily in and around Columbia, Maryland; Summerlin, Nevada and Houston, Texas.  The TRS entities also operate and/or own several retail centers and office and other properties.  Except with respect to the TRS entities, management does not believe that we will be liable for significant income taxes at the federal level or in most of the states in which we operate in 2005 and future years. Current federal income taxes of the TRS entities are likely to increase significantly in future years as we exhaust the net loss carryforwards of certain TRS entities and complete certain land development projects.  These increases could be significant.

Several of our taxable REIT subsidiaries are subject to an ongoing federal income tax examination.  We do not believe that the outcome of these examinations will have a material adverse effect on our consolidated results of operations, cash flows, or financial position.

One of the conditions for closing the Merger was that we deliver to GGP an opinion of tax counsel acceptable to GGP with respect to our qualification as a REIT.  In preparing for the Merger, we discovered that we may have had non-REIT earnings and profits that we did not distribute to our shareholders.  These earnings and profits included non-REIT earnings and profits we would have succeeded to in 2001 if a tax election we made in 2001 with respect to one of our subsidiaries was determined to be invalid. Such earnings and profits also included earnings and profits which might be attributed to certain intercompany transactions. Based on advice from our outside legal counsel who assisted us with REIT tax matters and our internal analysis, we believed that paying additional distributions to our shareholders (which we refer to as extraordinary dividends) and making payments of additional tax, interest and penalties were the most expedient courses of action to take.  On November 9, 2004, we entered into an agreement with the Internal Revenue Service (“IRS”) to settle these matters and treat the payment of extraordinary dividends as satisfying our distribution requirements.  The amount of the extraordinary dividend paid was $238 million ($2.29474 per share).  Additionally, we paid approximately $23.2 million of interest and a penalty of approximately $22.4 million to the IRS under the terms of the closing agreement with the IRS. We paid and recorded expense of approximately $8.5 million of additional income taxes, penalties and interest in 2004, of which approximately $7 million should have been recognized in years prior to 2004. As a result of these payments, we were able to deliver to GGP an acceptable opinion of tax counsel with respect to our REIT status.

The income tax provisions (benefits) for the year ended December 31, 2005, the periods November 13, 2004 through December 31, 2004 and January 1, 2004 through November 12, 2004 and the year ended 2003 are summarized as follows (in thousands):

	Post-Merger basis						Pre-Merger basis
	2005			November 13 through December 31, 2004			January 1 through November 12, 2004			2003
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Continuing operations:
Operating income	$21,834	$26,945	$48,779	$397	$1,595	$1,992	$2,760	$61,181	$63,941	$1,286	$41,312	$42,598
Gains on dispositions	—	—	—	—	—	—	—	2,494	2,494	934	2,091	3,025
Subtotal continuing operations	21,834	26,945	48,779	397	1,595	1,992	2,760	63,675	66,435	2,220	43,403	45,623
Discontinued operations:
Operating income	—	—	—	—	—	—	(28)	(35)	(63)	289	(98)	191
Gains on dispositions	—	—	—	—	—	—	—	3,134	3,134	—	618	618
Subtotal discontinued operations	—	—	—	—	—	—	(28)	3,099	3,071	289	520	809
	$21,834	$26,945	$48,779	$397	$1,595	$1,992	$2,732	$66,774	$69,506	$2,509	$43,923	$46,432

Income tax expense attributable to continuing operations is reconciled to the amount computed by applying the federal corporate tax rate as follows (in thousands):

	Post-Merger basis		Pre-Merger basis
		November 13	January 1
		through	through
	2005	December 31, 2004	November 12, 2004	2003
Tax at statutory rate on income (loss) from continuing operations before income taxes	$26,073	$5,711	$18,059	$64,186
Increase (decrease) in valuations allowance, net	—	(1,719)	25,115	(10,304)
State income taxes, net of federal income tax benefit	200	115	(580)	1,218
Tax at statutory rate on (income) loss not subject to federal income taxes and other permanent differences	22,506	(2,115)	23,841	(9,477)
Income tax expense	$48,779	$1,992	$66,435	$45,623

At December 31, 2005 and 2004, our net deferred tax assets were $6.5 million and $2.5 million, respectively, and our net deferred tax liabilities were $1.28 billion and $1.26 billion, respectively.  The amounts are summarized as follows (in thousands):

	2005	2004
Total deferred tax assets	$6,480	$28,102
Valuation allowance	—	(25,626)
Net deferred tax assets	6,480	2,476
Total deferred tax liabilities	(1,286,576)	(1,266,862)
Net deferred tax assets (liabilities)	$(1,280,096)	$(1,264,386)

The tax effects of temporary differences and loss carryforwards included in the net deferred tax assets (liabilities) at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of interest and certain other costs	$(1,302,947)	$(1,306,044)
Deferred income	(205,857)	(158,836)
Interest deduction carryforwards	163,193	163,193
Operating loss and tax credit carryforwards	65,515	37,301
Total	$(1,280,096)	$(1,264,386)

We obtained a TRS income tax benefit related to non-qualified stock options exercised by employees. The amount that employees had to pay to acquire stock was equal to the quoted market price of the stock at the grant date. Under APB 25, we did not recognize compensation expense with respect to the granting of these options, but we did recognize a reduction in taxes payable and an increase in additional paid-in capital of $1.1 million when the options were exercised.

The deferred tax assets relate primarily to operating losses and interest deduction carryforwards for federal income tax purposes.  A valuation allowance has been established due to the uncertainty of realizing operating loss and interest deduction carryforwards of certain TRS entities.  Prior to the third quarter of 2003, we had recorded valuation allowances related to certain deferred tax assets that we could not conclude were more likely than not to be realized.  A significant portion of these assets related to temporary differences, primarily net operating loss carryforwards, attributed to a TRS that is an investor in the planned community of Fairwood.  Land sales at Fairwood began in the fourth quarter of 2001.  Based on our experience through the third quarter of 2003 and our projections to completion of the project, we determined that it is more likely than not that we will realize substantially all of these deferred tax assets.  Accordingly, in the third quarter of 2003, we eliminated $8.1 million of the valuation allowance related to these deferred tax assets.  Reversals of other valuation allowances of $25.6 million in 2005 related to certain tax loss carryforwards that we were previously unable to conclude were more likely than not to be realized.  This amount is reflected as an adjustment to goodwill.  Based on projections of future taxable income, management believes that it is more likely than not that the deferred tax assets at December 31, 2005, will be realized.  The amount of the deferred tax assets considered realizable could be reduced in the near term, however, if estimates of future taxable income are reduced.  Deferred income taxes will become payable as temporary differences reverse (primarily due to the completion of land development projects) and TRS net operating loss carryforwards are exhausted.

The TRS net operating loss, charitable contributions and capital loss carryforwards at December 31, 2005 for federal income tax purposes were approximately $154 million in total and will begin to expire in 2007.  The TRS interest deduction carryforwards at December 31, 2005 for Federal income tax purposes were approximately $462.8 million and do not expire.

NOTE 8         LEASES

We, as lessee, have entered into operating leases, primarily for land at operating properties, expiring at various dates through 2076.  Rents under such leases at properties included in continuing operations and discontinued operations aggregated $14.4 million in 2005, $2.0 million in the period November 13, 2004 to December 31, 2004 (including a purchase price adjustment of $1.0 million), $5.1 million in the period January 1, 2004 to November 12, 2004 and $9.0 million in 2003, including contingent rents.  In addition, we are responsible for real estate taxes, insurance and maintenance expenses.  Minimum rent payments due under operating leases in effect at properties included in continuing operations at December 31, 2005 are summarized as follows (in thousands):

2006	$12,731
2007	12,752
2008	12,774
2009	12,797
2010	12,820
Subsequent	563,954

Minimum rents to be received from tenants under operating leases in effect at properties included in continuing operations at December 31, 2005 are summarized as follows (in thousands):

2006	$523,319
2007	486,852
2008	432,001
2009	375,185
2010	319,263
Subsequent	984,464

Rents under finance leases aggregated $9.0 million in 2005, $8.9 million in 2004 and $8.7 million in 2003.

Minimum rent payments to be received from tenants under finance leases in effect at December 31, 2005 are summarized as follows (in thousands):

2006	$8,472
2007	8,444
2008	8,444
2009	7,426
2010	7,222
Subsequent	36,470

NOTE 9         STOCK, STOCK OPTION AND STOCK BONUS PLANS

Earnings per share amounts are not presented as there were no outstanding shares of common stock at December 31, 2005 and 2004 due to the Merger.

We had stock option plans that awarded options to purchase shares of common stock to our directors, officers and employees.  Stock options were generally granted with an exercise price equal to the market price of the common stock on the date of grant, typically vested over a three- to five-year period, subject to certain conditions, and had a maximum term of ten years.  These stock option plans were terminated following the Merger. Changes in options outstanding under the plans in 2003 are summarized as follows:

	2003
	Shares	Weighted-average Exercise Price

Balance at beginning of year	10,124,004	$26.72
Options granted	2,941,137	$32.53
Options exercised	(6,191,184)	$27.32
Options expired or cancelled	(55,861)	$27.40
Balance at end of year	6,818,096	$30.10

As a result of the Merger, there were no options outstanding as of November 12, 2004. At December 31, 2003, options to purchase 2,636,639 shares were exercisable at a per share weighted-average price of $33.07.

The option prices were greater than or equal to the market prices at the date of grant for all of the options granted in 2004 and 2003 and, because we use the intrinsic value-based method of accounting for stock options, no compensation cost has been recognized for stock options granted to our directors, officers and employees.  Expense recognized for stock options granted to employees of our unconsolidated ventures was insignificant.

Under our stock bonus plans, shares of common stock were awarded to our directors, officers and employees.  Shares awarded under the plans were typically subject to forfeiture restrictions which lapsed at defined annual rates. Awards granted in 2004 and 2003 aggregated 109,350 shares and 145,800 shares, respectively, with a weighted-average market value per share of $48.64 and $32.64, respectively.  We recognized amortization of the fair value of the stock awarded as compensation costs on a straight line basis over the terms of the awards.  Such costs amounted to $4.1 million in 2004 (prior to the Merger) and $6.3 million in 2003. Upon completion of the Merger, the remaining unrecognized amortization of $11.2 million was recognized as expense. These stock bonus plans were terminated following the Merger.

NOTE 10                     PENSION, POST-RETIREMENT AND DEFERRED COMPENSATION PLANS

We had a qualified defined benefit pension plan (“funded plan”) that covered substantially all employees, and nonqualified unfunded defined benefit pension plans that primarily covered participants in the funded plan whose defined benefits exceed the plan’s limits (“supplemental plan”).  In April 2003, we modified our funded plan and our supplemental plan so that covered employees would not earn additional benefits for future services.  The curtailment of the funded and supplemental plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million in 2003.  In February 2004, we adopted a proposal to terminate our funded and supplemental plans. On October 4, 2004, we began distributing the funded plan’s assets to its beneficiaries. Concurrent with the first distributions from the funded plan, we terminated our supplemental plan by merger into our nonqualified supplemental defined contribution plan. As of December 31, 2004 the distributions were completed. We incurred settlement losses of $34.8 million and $10.8 million in 2004 and 2003, respectively, related to lump-sum distributions made primarily as a result of the plan termination in 2004 and retirements as a result of organizational changes and early retirement programs offered in 2003.  The lump-sum distributions were paid to participants primarily from assets of our funded plan, or with respect to the supplemental plan, from contributions made by us.

The remaining nonqualified plan benefit obligations relate to The Rouse Company Board of Director’s plan which has been curtailed as a result of the Merger and resulted in a curtailment loss of $0.1 million.

We had a qualified defined contribution plan and a nonqualified supplemental defined contribution plan available to substantially all employees.  In 2004 and 2003, we matched 100% of participating employees’ pre-tax contributions up to a maximum of 3% of eligible compensation and 50% of participating employees’ pre-tax contributions up to an additional maximum of 2% of eligible compensation.  In an action related to the curtailment of the funded and supplemental plans, we added new components to the defined contribution plans under which we either made or accrued discretionary contributions to the plans for all employees.  Expenses related to these plans were $5.9 million and $6.1 million in 2004 and 2003, respectively. Our defined contribution plans were merged effective April 1, 2005 with those defined contribution plans offered by General Growth Properties, Inc., and our former employees, now as employees of General Growth in 2005, participate in such plans.

The supplemental plan obligations were $17.3 million at October 4, 2004. On August 20, 2004, we funded an irrevocable trust for the participants in our supplemental plan and our nonqualified supplemental defined contribution plan with cash of approximately $27.2 million and the transfer of marketable securities valued at approximately $25.2 million.

We also had a retiree benefits plan that provided postretirement medical and life insurance benefits to full-time employees who met minimum age and service requirements.  We paid a portion of the cost of participants’ life insurance coverage and made contributions to the cost of participants’ medical coverage based on years of service, subject to a maximum annual contribution. Effective December 31, 2004, modifications were made to the plan so that employees’ retiring on or after January 1, 2005 would no longer be eligible for this benefit. The curtailment of this plan required us to immediately recognize all unamortized prior service credit and unrecognized transition obligation and resulted in a curtailment gain of approximately $3 million in 2004.  As of December 31, 2005, the retiree benefit plan was terminated as to all participants with unvested benefits.

The net pension cost includes the following components (in thousands):

	Pre-Merger basis
	Period January 1 to November 12, 2004	2003

Service cost	$—	$1
Interest cost on projected benefit obligations	3,167	4,754
Expected return on funded plan assets	(2,906)	(4,701)
Prior service cost recognized	30	403
Net actuarial loss recognized	1,184	2,494
Amortization of transition obligation	—	17
Net pension cost before special events	1,475	2,968

Special events:
Settlement losses	34,839	10,889
Curtailment loss	136	10,212
Net pension cost after special events	$36,450	$24,069

The curtailment and settlement losses in 2004 and 2003 are included in other provisions and losses, net, in the consolidated statements of income and comprehensive income (see Note 11).

The net postretirement benefit cost includes the following components (in thousands):

	Post-Merger basis	Pre-Merger basis
	Period November 13 to December 31, 2004	Period January 1 to November 12, 2004	2003
Service cost	$48	$312	$395
Interest cost on accumulated benefit obligations	136	879	1,031
Net actuarial loss recognized	19	124	112
Amortization of prior service cost	(32)	(209)	(241)
Net postretirement benefit cost before special events	$171	$1,106	$1,297

Assumed health care cost trend rates had an effect on the amounts reported for the postretirement plan.  Actuarial assumptions used to determine amounts reported for the postretirement plan included health care costs increasing at 5% per year, representing the ultimate trend rate. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$(11)	$13

Effect on postretirement benefit obligation	$(173)	$190

We also had a deferred compensation program which permitted directors and certain management employees to defer portions of their compensation on a pre-tax basis.  The effect of this program on net income was insignificant in 2004 and 2003.  Future contributions into the program were terminated on December 31, 2004 as a result of the Merger.

NOTE 11       OTHER PROVISIONS AND LOSSES, NET

Other provisions and losses, net, are summarized as follows (in thousands):

	Pre-Merger basis
	Period January 1, 2004 through November 12, 2004	*	2003
Costs of Merger with GGP	$52,519		$—
Interest and penalties for tax related matters (see Note 7)	45,571		—
Pension and post-retirement plan curtailment loss (see Note 10)	136		10,212
Pension plan settlement losses (see Note 10)	34,839		10,827
Other	206		(3,750)
Total	$133,271		$17,289

* There were no significant other provisions for 2005 or for the period November 13, 2004 to December 31, 2004.

As a result of the Merger, we recognized significant Merger-related costs.  We incurred approximately $32.5 million in professional service fees and other costs in connection with the Merger transaction and $20 million for a contribution to The Rouse Company Foundation, a charitable organization that is neither owned nor controlled by us, that was required under the Merger agreement.

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

We had a qualified defined benefit pension plan (“funded plan”) that covered substantially all employees, and nonqualified unfunded defined benefit pension plans that primarily covered participants in the funded plan whose defined benefits exceed the plan’s limits (“supplemental plan”).  In April 2003, we modified our funded plan and our supplemental plan so that covered employees would not earn additional benefits for future services.  The curtailment of the funded and supplemental plans required us to immediately recognize substantially all unamortized prior service cost and unrecognized transition obligation and resulted in a curtailment loss of $10.2 million in 2003.  In February 2004, we adopted a proposal to terminate our funded and supplemental plans. On October 4, 2004, we began distributing the funded plan’s assets to its beneficiaries. Concurrent with the first distributions from the funded plan, we terminated our supplemental plan by merger into our nonqualified supplemental defined contribution plan. As of December 31, 2004 the distributions were completed. We incurred settlement losses of $34.8 million and $10.8 million in 2004 and 2003, respectively, related to lump-sum distributions made primarily as a result of the plan termination in 2004 and retirements as a result of organizational changes and early retirement programs offered in 2003.  The lump-sum distributions were paid to participants primarily from assets of our funded plan, or with respect to the supplemental plan, from contributions made by us.

NOTE 12       PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets as of December 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Below-market ground leases	$349,788	$397,385
Above-market tenant leases	77,095	138,818
Real estate tax stabilization agreement	87,188	93,514
Prepaid expenses and deposits	77,641	77,378
Receivables - finance leases and bonds	61,995	68,569
Special Improvement District receivable	66,206	48,586
Funded defined contribution plan assets	20,062	47,802
Other property	—	13,030
Other	68,417	21,389
	$808,392	$906,471

NOTE 13       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses as of December 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Below-market tenant leases	$109,542	$151,422
Above-market ground leases	16,433	17,011
Accounts payable, deposits and accrued expenses	256,375	147,671
Minority interests	26,602	63,745
Capital leases	19,206	22,487
Hughes participation payable	61,783	35,019
Pension and retirement benefit liabilities (2004 only)	—	15,881
Other	101,738	74,478
	$591,679	$527,714

NOTE 14       COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

In connection with the acquisition of The Hughes Corporation (“Hughes”) in 1996, we entered into a Contingent Stock Agreement (“CSA”) for the benefit of the former Hughes owners or their successors (“beneficiaries”).  Under terms of the CSA, additional shares of common stock (or in certain circumstances, Increasing Rate Cumulative Preferred stock) are issuable to the beneficiaries based on certain indemnification obligations and on the appraised values of four defined groups of acquired assets at specified termination dates to 2009 and/or cash flows generated from the development and/or sale of those assets prior to the termination dates (“earnout periods”). Subsequent to the Merger, shares of GGP common stock are used to satisfy distribution requirements. The distributions of additional shares, based on cash flows, are determined and payable semiannually as of June 30 and December 31.  At December 31, 2005, 755,642 of GGP shares of common stock ($35.3 million) were issuable to the beneficiaries, representing their share of cash flows for the semiannual period ended December 31, 2005.

The CSA is, in substance, an arrangement under which we and the beneficiaries will share in cash flows from development and/or sale of the defined assets during their respective earnout periods, and GGP will issue additional shares of common stock to the beneficiaries based on the value, if any, of the defined asset groups at specified termination dates.  We account for the beneficiaries’ shares of earnings from the assets subject to the agreement as an operating expense. We will account for any distributions to the beneficiaries in 2009, which are likely to be significant, in connection with the valuation related to assets we own as of such termination date as additional investments in the related assets (i.e., contingent consideration).  All shares of TRC common stock repurchased in 2004 and 2003 were subsequently issued pursuant to the CSA.

Guarantee of debt of unconsolidated real estate affiliates:
Village of Merrick Park	$145.0
Construction contracts for properties in development:
Consolidated subsidiaries, primarily related to The Shops at La Cantera	10.9
Our share of unconsolidated real estate affiliates	5.5
Construction and purchase contracts for land development	48.5
Our share of long-term ground lease obligations of unconsolidated real estate affiliates	119.8
$329.7

The Village of Merrick Park is encumbered with a mortgage loan.  We have guaranteed $145 million of the mortgage loan.  The amount of the guarantee may be reduced or eliminated upon the achievement of certain lender requirements.  The fair value of the guarantee is not material.  Additionally, venture partners have provided guarantees to us for their share (60%) of the loan guarantee.

Two of our operating retail properties (Oakwood Center in Gretna, Louisiana and Riverwalk, located near the convention center in downtown New Orleans) were closed in September 2005, when a hurricane struck the area.  Although property damage in the New Orleans area was generally due to hurricane effects, the damage to Oakwood Center and Riverwalk was from arson and vandalism.  Riverwalk partially re-opened on November 21, 2005 at a substantially reduced occupancy level.  The Sears store at Oakwood Center is operating at a reduced level.  Two other anchor stores at Oakwood center are expected to re-open in 2006 and following repair and restoration, the remainder of the property is expected to open on or before Fall 2007. We have comprehensive insurance coverage for both property damage and business interruption. The restoration effort at the properties is expected to include replacing portions of the building, landscaping and furnishings.  The net book value of the property damage is currently estimated to be approximately $53 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate.  Changes to these estimates will be recorded in the periods in which they are determined.  As of December 31, 2005, we have recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed these amounts.  While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties and certain business interruption amounts, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters.  No determination has been made as to the total amount or timing of those insurance payments.  As of December 31, 2005, $5 million in insurance proceeds related to the Oakwood property has been received, which has been offset against this insurance recovery receivable.  In January 2006, we received an additional $5 million in insurance proceeds with respect to Oakwood and $2.5 million in insurance proceeds related to Riverwalk.  As only a portion of the repairs have taken place as of December 31, 2005, substantially all of the remaining $63.4 million receivable recorded represents the recovery of the net book value of fixed assets written off. The cost recoveries have been recorded on the expense line item to which they relate, and therefore there is no significant impact to any line item or our overall results.   However, included in property operating expenses in 2005 are approximately $1 million of costs which, when fully expended, are not expected to be recoverable from insurance proceeds due to insurance policy deductibles.

The following table summarizes the contractual maturities of our long-term debt and commitments under ground leases as of December 31, 2005.  Both long-term debt and ground leases include the related purchase accounting fair value adjustments:

(In thousands)	2006	2007	2008	2009	2010	Subsequent	Total

Long-term debt-principal	$569,031	$312,160	$960,433	$1,132,672	$1,535,737	$1,993,040	$6,503,073
Ground lease payments	12,731	12,752	12,774	12,797	12,820	563,954	627,828
	$581,762	$324,912	$973,207	$1,145,469	$1,548,557	$2,556,994	$7,130,901

NOTE 15       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2005, the FASB issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. FAS 13-1”).  This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense.  However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”.  As we generally own rather than lease property upon which we construct new real estate projects and our policy would be to capitalize rental costs associated with ground leases incurred during construction periods under SFAS No. 67, FSP No. FAS 13-1 will not have a material effect on our results of operations when it becomes effective in 2006.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  This consensus is effective for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified.  For general partners in all other limited partnerships, this consensus is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We do not expect EITF 04-05 to have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that correction of errors in previously issued financial statements should be termed a “restatement.”

SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” which clarifies that a liability for the performance of an asset retirement activity should be recorded if the obligation to perform such activity is unconditional, whether or not the timing or method of settlement may be conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and therefore, is applicable to our December 31, 2005 consolidated financial statements.  Under previous guidance, it was generally accepted that if the enterprise had no current plans or present obligation to perform such asset retirement activity, the liability could not reasonably be estimated and only a disclosure obligation, if material, was present. Although we may have an ultimate legal obligation to remediate any asbestos contained in any of our investment properties, either in the course of future remodeling, demolition or tenant construction, or as a transferred liability to a buyer, we do not believe that the current estimation of that liability, and the related asset and cumulative catch-up of any accretion or depreciation, is material to our consolidated financial statements. The time period for any of this work is indeterminate as we are not obligated to perform any amount of such work that is material to our consolidated financial statements in conjunction with any current renovation or construction project.  Accordingly, amounts recorded relating to FIN 47 are not material to our consolidated financial statements.

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

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”).  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.”  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 on June 15, 2005 did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability.  The effective date of a portion of SFAS 150 has been indefinitely postponed by the FASB.  We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement.  None of our transactions, arrangements or financial instruments, except for certain ventures acquired in the Merger, have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of the joint venture arrangements.  Therefore, if the effectiveness of the measurement and classification provisions is no longer postponed, we would reclassify to liabilities approximately $15 million of minority interest with respect to such Merger acquired ventures, but no amount for any of our other ventures.

NOTE 16       SEGMENT INFORMATION

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

Our two business segments offer different products or services. Our segments are managed separately because each requires different operating strategies or management expertise.  We do not distinguish or group our consolidated operations on a geographic basis.  Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. We have recategorized the 2004 and 2003 segment results to reflect the two reportable segments described above.

The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”), which represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization.  Management believes that NOI provides useful information about a property’s operating performance.

The accounting policies of the segments are the same as those described in Note 2, except that we account for unconsolidated real estate ventures in using the proportionate share method rather than the equity method.  Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties.  Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, “Equity in income of unconsolidated real estate affliates”, in our Consolidated Statements of Income and Comprehensive Income.  In addition, other revenues includes the revenues and operating expenses exclusive of depreciation and amortization of properties classified as discontinued operations.  Finally, the operating results listed below for 2005 and the period November 13, 2004 through December 31, 2004 reflect the application of purchase accounting as described in Notes 1, 2 and 3.

Operating results for the segments for the year ended December 31, 2005 and the period November 13, 2004 through December 31, 2004 are as follows (in thousands):

Post-Merger Basis

	Consolidated Properties	Unconsolidated Properties	Segment Basis
Year ended December 31, 2005
Retail and Other
Property revenues:
Minimum rents	$622,766	$95,875	$718,641
Tenant recoveries	288,676	47,259	335,935
Overage rents	16,412	3,449	19,861
Other, including net discontinued operations	60,580	52,784	113,364
Total property revenues	988,434	199,367	1,187,801
Property operating expenses:
Real estate taxes	78,615	16,341	94,956
Repairs and maintenance	81,013	11,669	92,682
Marketing	19,132	2,137	21,269
Other property operating costs	191,119	68,609	259,728
Provision for doubtful accounts	6,357	1,772	8,129
Total property operating expenses	376,236	100,528	476,764
Retail and Other net operating income	612,198	98,839	711,037
Master Planned Communities
Land sales	385,205	83,089	468,294
Land sales operations	(311,815)	(60,826)	(372,641)
Master Planned Communities net operating income	73,390	22,263	95,653
Real estate property net operating income	$685,588	$121,102	$806,690

For the period November 13 through December 31, 2004
Retail and Other
Property revenues:
Minimum rents	$84,893	$12,831	$97,724
Tenant recoveries	33,792	5,966	39,758
Overage rents	3,293	1,443	4,736
Other, including net discontinued operations	9,292	12,370	21,662
Total property revenues	131,270	32,610	163,880
Property operating expenses:
Real estate taxes	9,878	2,207	12,085
Repairs and maintenance	10,533	(139)	10,394
Marketing	1,388	226	1,614
Other property operating costs	23,711	17,969	41,680
Provision for doubtful accounts	—	—	—
Total property operating expenses	45,510	20,263	65,773
Retail and Other net operating income	85,760	12,347	98,107
Master Planned Communities
Land sales	70,061	41,719	111,780
Land sales operations	(67,392)	(41,778)	(109,170)
Master Planned Communities net operating income	2,669	(59)	2,610
Real estate property net operating income	$88,429	$12,288	$100,717

Operating results for the segments for the period January 1, 2004 through November 12, 2004 and the year ended December 31, 2003 are as follows (in thousands):

Pre-Merger Basis

	Consolidated Properties	Unconsolidated Properties	Segment Basis
For the period January 1 through November 12, 2004
Retail and Other
Property revenues:
Minimum rents	$478,662	$81,349	$560,011
Tenant recoveries	216,099	37,355	253,454
Overage rents	9,392	1,719	11,111
Other, including net discontinued operations	52,558	62,412	114,970
Total property revenues	756,711	182,835	939,546
Property operating expenses:
Real estate taxes	64,078	12,012	76,090
Repairs and maintenance	57,986	11,164	69,150
Marketing	6,200	909	7,109
Other property operating costs	160,370	75,992	236,362
Provision for doubtful accounts	13,060	907	13,967
Total property operating expenses	301,694	100,984	402,678
Retail and Other net operating income	455,017	81,851	536,868
Master Planned Communities
Land sales	281,640	90,695	372,335
Land sales operations	(167,769)	(85,261)	(253,030)
Master Planned Communities net operating income	113,871	5,434	119,305
Real estate property net operating income	$568,888	$87,285	$656,173

Year ended December 31, 2003
Retail and Other
Property revenues:
Minimum rents	$512,757	$86,015	$598,772
Tenant recoveries	217,906	41,148	259,054
Overage rents	9,720	2,959	12,679
Other, including net discontinued operations	104,185	5,652	109,837
Total property revenues	844,568	135,774	980,342
Property operating expenses:
Real estate taxes	63,494	15,111	78,605
Repairs and maintenance	63,145	9,999	73,144
Marketing	5,718	1,345	7,063
Other property operating costs	181,355	15,971	197,326
Provision for doubtful accounts	11,284	1,470	12,754
Total property operating expenses	324,996	43,896	368,892
Retail and Other net operating income	519,572	91,878	611,450
Master Planned Communities
Land sales	284,840	6,599	291,439
Land sales operations	(167,538)	(10)	(167,548)
Master Planned Communities net operating income	117,302	6,589	123,891
Real estate property net operating income	$636,874	$98,467	$735,341

The following reconciles NOI to GAAP-basis operating income and income from continuing operations:

	Post-Merger basis		Pre-Merger basis
	Year ended December 31, 2005	For the period November 13 through December 31, 2004	For the period January 1 through November 12, 2004	Year ended December 31, 2003

Real estate property net operating income	$806,690	$100,717	$656,173	$735,341
Unconsolidated net operating income	(121,102)	(12,288)	(87,285)	(98,467)
Consolidated Properties real estate property net operating income	685,588	88,429	568,888	636,874
Discontinued operations	(13,887)	(1,751)	(15,084)	(62,974)
Management and other fees	13,968	2,293	12,093	14,252
Property management and other costs	(55,873)	(5,642)	(47,798)	(58,506)
Depreciation and amortization	(323,367)	(34,895)	(159,629)	(163,528)
Other provisions	—	—	(133,271)	(17,289)
Operating income	306,429	48,434	225,199	348,829
Interest income	7,363	2,260	8,257	8,401
Interest expense	(259,927)	(34,565)	(215,072)	(228,553)
Provision for income taxes	(48,779)	(1,992)	(63,941)	(42,598)
Income allocated to minority interests	(1,474)	(562)	(3,152)	(3,341)
Equity in income of unconsolidated affiliates	22,104	749	22,265	31,421
Net gains on dispositions of interests in operating properties	—	—	14,100	26,632
Income (loss) from continuing operations	$25,716	$14,324	$(12,344)	$140,791

The following reconciles segment revenues to GAAP-basis consolidated revenues (in thousands):

	Post-Merger basis		Pre-Merger basis
	Year ended December 31, 2005	For the period November 13 through December 31, 2004	For the period January 1 through November 12, 2004	Year ended December 31, 2003

Segment basis total property revenues	$1,187,801	$163,880	$939,546	$980,342
Unconsolidated segment revenues	(199,367)	(32,610)	(182,835)	(135,774)
Land sales	385,205	66,436	281,640	284,840
Management and other fees	13,968	2,293	12,093	14,252
Discontinued operations	(13,887)	(1,751)	(15,084)	(62,974)
GAAP-basis consolidated total revenues	$1,373,720	$198,248	$1,035,360	$1,080,686

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements are summarized as follows (in thousands):

	December 31, 2005	December 31, 2004
Retail and Other	$11,448,125	$12,013,048
Master Planned Communities	2,116,588	2,146,987
	13,564,713	14,160,035
Unconsolidated Properties	(1,326,991)	(1,463,705)
Corporate and other	1,597,409	1,341,677
Total Assets	$13,835,131	$14,038,007

NOTE 17       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly consolidated results of operations are summarized as follows (in thousands):

	Post-Merger basis					Pre-Merger basis
					2004
	2005				November 13 to December 31	October 1 to November 12	September 30	June 30	March 31
		September
	December 31	30	June 30	March 31

Revenues	$412,243	$318,989	$353,012	$289,476	$198,248	$128,738	$277,748	$313,619	$315,255
Operating income (loss)	$99,927	$71,416	$70,694	$64,392	$48,434	$(79,553)	$56,679	$135,650	$112,423
Income (loss) from continuing operations	$23,365	$(8,935)	$6,539	$4,747	$14,324	$(64,962)	$(26,794)	$50,876	$28,536
Net income (loss)	$31,551	$(6,862)	$8,712	$6,632	$15,307	$(64,117)	$(24,190)	$61,239	$67,114

Quarterly amounts have been restated for the effects of changes in discontinued operations to reflect consolidated properties that we sold in 2005 and 2004 and where we did not have a continuing involvement. Net earnings for the first quarter of 2004 include gains on the sales of properties in Hughes Center of approximately $35.3 million.  Net earnings for the second quarter of 2004 include gains of $12.7 million from the redemption of our interest in a venture in which we guaranteed indebtedness and the gain on the sale of an office building in Hughes Center of $5.5 million.  The net loss for the third quarter of 2004 includes losses relating to interest and penalties of $45.6 million paid to the IRS to maintain our REIT status.  The net loss for the period October 1 to November 12, 2004 includes the effects of Merger-related expenses of $52.5 million and pension plan settlement losses of $34.8 million.

Report of Independent Registered Public Accounting Firm

To the Partners of

The Rouse Company LP

Chicago, Illinois

We have audited the consolidated financial statements of The Rouse Company LP (the “Company”) as of December 31, 2005 and 2004, and for the year ended December 31, 2005, and the period November 13, 2004 through December 31, 2004, and have issued our report thereon dated April 18, 2006; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K as of December 31, 2005. Our audits also included the related information regarding changes in total costs of properties and reconciliation of accumulated depreciation for the year ended December 31, 2005 and for the period November 13, 2004 through December 31, 2004.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

April 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

The Rouse Company LP:

Under date of April 17, 2006, we reported on the consolidated financial statements of operations and comprehensive income, changes in equity and cash flows of The Rouse Company LP and subsidiaries for the period from January 1, 2004 to November 12, 2004 and for the year ended December 31, 2003.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related information regarding changes in total costs of properties and accumulated depreciation for the period from January 1, 2004 through November 12, 2004 and for the year ended December 31, 2003 in note (c) to the consolidated financial statement schedule of Real Estate and Accumulated Depreciation.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this information in the financial statement schedule based on our audit.

In our opinion, the changes in total costs of properties and accumulated depreciation for the period from January 1, 2004 through November 12, 2004 and for the year ended December 31, 2003 in note (c) to the consolidated financial statement schedule of Real Estate and Accumulated Depreciation when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baltimore, Maryland
April 17, 2006

Schedule III

The Rouse Company LP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2005

(In Thousands)

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
		Initial		Costs Capitalized		Gross Amounts at Which
		Cost		Subsequent To Acquisition		Carried at Close of Period						Life Upon Which
			Buildings	Net Land and Buildings			Buildings					Latest Income
	Encumbrances		and	and Equipment	Carrying		and		Accumulated	Date of	Date	Statement is
Description	(a)	Land	Equipment	Improvements	Costs (b)	Land	Equipment	Total (c)	Depreciation	Construction	Acquired	Computed

Arizona Center
Phoenix, AZ	$12,194	$96	$—	$132,425	$—	$—	$132,521	$132,521	$8,601	11/90	N/A	(d)

Augusta Mall
Augusta, GA	49,498	4,697	—	158,233	—	—	162,930	162,930	7,413	08/78	N/A	(d)

Bayside Marketplace
Miami, FL	68,639	—	—	180,152	—	—	180,152	180,152	10,104	04/87	N/A	(d)

Beachwood Place
Cleveland, OH	220,024	10,673	—	328,145	—	18,500	320,318	338,818	11,013	08/78	N/A	(d)

Collin Creek
Plano, TX	76,323	26,419	102,037	22,049	—	26,250	124,255	150,505	8,151	N/A	05/02	(d)

The Mall in Columbia
Columbia, MD	194,355	7,179	—	556,434	—	34,650	528,963	563,613	19,303	08/71	N/A	(d)

Faneuil Hall Marketplace
Boston, MA	—	—	—	122,690	—	—	122,690	122,690	6,453	08/76	N/A	(d)

Fashion Place
Salt Lake City, UT	151,676	19,379	119,715	70,102	—	—	209,196	209,196	7,373	N/A	10/98	(d)

Fashion Show
Salt Lake City, UT	373,266	87,544	120,347	935,481	—	523,650	619,722	1,143,372	30,279	N/A	06/96	(d)

Governor’s Square
Tallahassee, FL	69,207	—	—	123,631	—	—	123,631	123,631	5,602	08/79	N/A	(d)

Harborplace
Baltimore, MD	31,221	—	—	54,703	—	—	54,703	54,703	3,569	07/80	N/A	(d)

The Gallery at Harborplace
Baltimore, MD	107,653	6,648	—	168,800	—	—	175,448	175,448	7,173	09/87	N/A	(d)

Hulen Mall
Fort Worth, TX	119,310	7,575	—	155,590	—	8,910	154,255	163,165	6,098	08/77	N/A	(d)

The Shops at La Cantera
San Antonio, TX	179,606	17,371	—	199,617	461	11,152	206,297	217,449	2,095	09/05	N/A	(d)

Lakeside Mall
Sterling Heights, MI	191,847	51,300	175,161	180,597	—	35,860	371,198	407,058	11,549	N/A	05/02	(d)

Mall St. Matthews
Louisville, KY	153,328	—	—	179,696	—	—	179,696	179,696	7,888	03/62	N/A	(d)

Metro Plaza
Baltimore, MD	—	205	—	11,381	—	1,050	10,536	11,586	1,008	N/A	12/82	(d)

Mondawmin Mall
Baltimore, MD	17,430	2,251	—	57,453	—	10,800	48,904	59,704	3,333	10/56	N/A	(d)

North Star Mall
San Antonio, TX	247,056	54,000	173,343	274,702	—	29,230	472,815	502,045	17,284	N/A	05/02	(d)

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
		Initial		Costs Capitalized		Gross Amounts at Which
		Cost		Subsequent To Acquisition		Carried at Close of Period						Life Upon Which
			Buildings	Net Land and Buildings			Buildings					Latest Income
	Encumbrances		and	and Equipment	Carrying		and		Accumulated	Date of	Date	Statement is
Description	(a)	Land	Equipment	Improvements	Costs (b)	Land	Equipment	Total (c)	Depreciation	Construction	Acquired	Computed

Oakwood Center
Gretna, LA	—	15,938	—	75,121	—	2,830	88,229	91,059	7,383	10/66	N/A	(d)

Oviedo Marketplace
Orlando, FL	54,573	9,389	—	39,131	—	24,017	24,503	48,520	3,206	03/98	N/A	(d)

Owings Mills
Baltimore, MD	41,971	25,170	—	177,524	109	26,986	175,817	202,803	11,210	07/86	N/A	(d)

Oxmoor Center
Louisville, KY	65,076	—	124,487	7,394	—	—	131,881	131,881	4,074	N/A	11/04	(d)

Paramus Park
Paramus, NJ	109,743	13,476	—	217,127	—	47,660	182,943	230,603	7,456	03/74	N/A	(d)

Pioneer Place
Portland, OR	181,354	2,813	—	208,340	—	—	211,153	211,153	9,947	03/90	N/A	(d)

Providence Place
Providence, RI	437,229	—	463,568	40,786	—	—	504,354	504,354	20,595	N/A	03/04	(d)

Ridgedale Center
Minneapolis, MN	188,203	20,216	129,171	136,225	—	10,710	274,902	285,612	10,290	N/A	11/02	(d)

Riverwalk Marketplace
New Orleans, LA	42,896	—	—	95,313	—	—	95,313	95,313	5,083	08/86	N/A	(d)

South Street Seaport
New York, NY	54,850	—	—	12,158	—	—	12,158	12,158	3,731	07/83	N/A	(d)

Southland Center
Taylor, MI	114,799	6,581	62,362	39,530	—	7,690	100,783	108,473	6,080	N/A	11/02	(d)

The Streets at SoutHPoint
Durham, NC	252,820	18,266	143,474	265,956	—	16,070	411,626	427,696	13,724	N/A	05/02	(d)

Staten Island Mall
Staten Island, NY	173,482	37,867	197,274	328,375	—	222,710	340,806	563,516	14,655	N/A	08/03	(d)

Summerlin Commercial Properties
Summerlin, NV	84,575	6,120	9,765	185,150	—	53,680	147,355	201,035	10,298	N/A	N/A	(d)

The Village of Cross Keys
Baltimore, MD	861	925	—	76,024	—	18,070	58,879	76,949	3,204	09/65	N/A	(d)

Westlake Center
Seattle, WA	76,492	10,582	—	106,735	—	—	117,317	117,317	7,741	10/88	N/A	(d)

White Marsh Mall
Baltimore, MD	76,256	10,783	—	258,471	—	24,760	244,494	269,254	10,203	08/81	N/A	(d)

Willowbrook Mall
Wayne, NJ	181,285	56,819	114,629	307,645	—	28,810	450,283	479,093	16,792	N/A	05/02	(d)

Woodbridge Center
Woodbridge, NJ	221,337	27,032	—	446,008	—	50,737	422,303	473,040	16,853	03/71	N/A	(d)

Col. A	Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I
		Initial		Costs Capitalized		Gross Amounts at Which
		Cost		Subsequent To Acquisition		Carried at Close of Period						Life Upon Which
			Buildings	Net Land and Buildings			Buildings					Latest Income
	Encumbrances		and	and Equipment	Carrying		and		Accumulated	Date of	Date	Statement is
Description	(a)	Land	Equipment	Improvements	Costs (b)	Land	Equipment	Total (c)	Depreciation	Construction	Acquired	Computed

Other, including corporate and development in progress	1,751,228	116,296	22,458	269,959	116	130,337	278,492	408,829	1,041	N/A	N/A	(d)

Total Retail and Other	$6,371,666	$673,610	$1,957,791	$7,204,853	$686	$1,365,119	$8,471,822	$9,836,941	$357,859

MASTER PLANNED COMMUNITIES (e)
Summerlin
Summerlin, NV	$60,533	$74,029	$—	$896,261	$—	$970,281	$9	$970,290	$—	N/A	06/96	N/A

The Bridgelands
Houston, TX	48,519	104,898	—	200,488	—	305,386	—	305,386	—	N/A	12/03	N/A

Columbia and Emerson
Howard County, MD	—	53,000	—	205,030	—	258,030	—	258,030	—	N/A	09/85	N/A

Fairwood
Prince George’s County, MD	—	58,266	—	56,328	—	114,594	—	114,594	—	N/A	01/04	N/A

Other	22,355	—	—	2,772	—	2,772	—	2,772	—	N/A	N/A	N/A

Total Master Planned Communities	$131,407	$290,193	$—	$1,360,879	$—	$1,651,063	$9	$1,651,072	$—

	$6,503,073	$963,803	$1,957,791	$8,565,732	$686	$3,016,182	$8,471,831	$11,488,013	$357,859

GENERAL GROWTH PROPERTIES, INC.

NOTES TO SCHEDULE III

(Dollars in thousands)

(a)   See description of mortgage notes and other debt payable in Note 6 of Notes to Consolidated Financial Statements.

(b)   Beginning in 2005, carrying costs consist of capitalized construction-period interest and taxes.

(c)   The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $4,417,576.

Reconciliation of Real Estate

	2005	For the period November 13 through December 31, 2004	For the period January 1 through November 12, 2004	2003

Balance at beginning of year	$11,549,972	$6,741,701	$6,107,174	$6,208,903
Acquisitions	—	—	668,149	295,341
Change in Investment land and land held for development and sale	13,050	(7,687)	(111,885)	(89,109)
Additions	178,325	12,111	297,387	314,102
Hurricane property damage provisions (f)	(53,022)	—	—	—
Dispositions	(173,959)	(5,173)	(219,124)	(622,063)
Purchase accounting adjustments	(26,353)	4,809,020	—	—
Balance at end of year	$11,488,013	$11,549,972	$6,741,701	$6,107,174

Reconciliation of Accumulated Depreciation

	2005	For the period November 13 through December 31, 2004	For the period January 1 through November 12, 2004	2003

Balance at beginning of year	$36,083	$1,032,076	$938,457	$896,963
Depreciation expense	322,270	36,083	148,925	165,003
Retirements, sales and other, net	(494)	(153)	(55,306)	(123,509)
Purchase accounting adjustments	—	(1,031,923)	—	—
Balance at end of year	$357,859	$36,083	$1,032,076	$938,457

(d)	Depreciation is computed based upon the following estimated lives:

Years

	Buildings, improvements and carrying costs	40-45
	Equipment, tenant improvements and fixtures	5-10

(e)	Decrease in costs capitalized subsequent to acquisition is primarily attributable to land sales in these Master Planned Communities.
(f)	Carrying costs reduced for hurricane property damage (See Note 14 of Notes to Consolidated Financial Statements).
(g)	Initial costs related to properties subject to ground leases were eliminated in purchase accounting.

TRCLP

Exhibit Index

Exhibit No.

3.1

Amended and Restated Agreement of Limited Partnership of The Rouse Company LP, dated November 12, 2004 – incorporated by reference to the Exhibits to The Rouse Company LP’s current report on Form 10-K for the fiscal year ended December 31, 2004 (SEC File No. 001-11543).

3.2

Amended and Restated Limited Liability Company Agreement of Rouse LLC dated November 12, 2004 – incorporated by reference to the Exhibits to The Rouse Company LP’s current report on Form 10-K for the fiscal year ended December 31, 2004 (SEC File No. 001-11543).

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

10.2

Contingent Stock Agreement, effective as of January 1, 1996, by the Company in favor of and for the benefit of the Holders and Representatives named therein —incorporated by reference to the General Growth Properties, Inc. Registration Statement on Form S-3/A, dated December 23, 2004 (SEC File No. 333-120373).

10.3	Assumption Agreement dated October 19, 2004 by General Growth Properties, Inc. and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein)
—incorporated by reference to the General Growth Properties, Inc. Form 10-K Annual Report for the fiscal year ended December 31, 2004 (SEC File No. 1-11656).

21	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Rule 13a – 14(a) by John Bucksbaum, Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a – 14(a) by Bernard Freibaum, Executive Vice President.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 – Executive Vice President.

S-1